Form 10-Q
period 2018-03-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2018-04-18
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

United Continental Holdings, Inc.	☐
United Airlines, Inc.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 12, 2018 is shown below:

United Continental Holdings, Inc.	277,265,493 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 shares of common stock ($0.01 par value) (100% owned by United Continental Holdings, Inc.)

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

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017 (a)
Operating revenue:
Passenger revenue	$8,149	$7,653
Cargo	293	238
Other operating revenue	590	535

Total operating revenue	9,032	8,426

Operating expense:
Salaries and related costs	2,726	2,636
Aircraft fuel	1,965	1,560
Regional capacity purchase	619	536
Landing fees and other rent	558	544
Depreciation and amortization	541	518
Aircraft maintenance materials and outside repairs	440	454
Distribution expenses	342	319
Aircraft rent	127	179
Special charges (Note 10)	40	51
Other operating expenses	1,398	1,309

Total operating expenses	8,756	8,106

Operating income	276	320

Nonoperating income (expense):
Interest expense	(176)	(162)
Interest capitalized	19	23
Interest income	17	11
Miscellaneous, net	48	(42)

Total nonoperating expense, net	(92)	(170)

Income before income taxes	184	150
Income tax expense	37	51

Net income	$147	$99

Earnings per share, basic and diluted	$0.52	$0.32

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2018	2017 (a)
Net income	$147	$99

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	30	(8)
Investments and other, net of taxes	3	1

Total other comprehensive income (loss), net	33	(7)

Total comprehensive income, net	$180	$92

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except shares)

	March 31, 2018	December 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,404	$1,482
Short-term investments	2,071	2,316
Receivables, less allowance for doubtful accounts (2018 — $7; 2017 — $7)	1,760	1,340
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2018 — $365; 2017 — $354)	924	924
Prepaid expenses and other	1,128	1,071

Total current assets	8,287	7,133

Operating property and equipment:
Owned—
Flight equipment	29,651	28,692
Other property and equipment	7,193	6,946

Total owned property and equipment	36,844	35,638
Less — Accumulated depreciation and amortization	(11,538)	(11,159)

Total owned property and equipment, net	25,306	24,479

Purchase deposits for flight equipment	1,025	1,344

Capital leases—
Flight equipment	1,205	1,151
Other property and equipment	11	11

Total capital leases	1,216	1,162
Less — Accumulated amortization	(808)	(777)

Total capital leases, net	408	385

Total operating property and equipment, net	26,739	26,208

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2018 — $1,329; 2017 — $1,313)	3,521	3,539
Restricted cash	95	91
Investments in affiliates and other, net	853	852

Total other assets	8,992	9,005

Total assets	$44,018	$42,346

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except shares)

	March 31, 2018	December 31, 2017 (a)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$5,501	$3,940
Accounts payable	2,399	2,196
Frequent flyer deferred revenue	2,221	2,192
Accrued salaries and benefits	1,637	2,166
Current maturities of long-term debt	1,655	1,565
Current maturities of capital leases	124	128
Other	646	576

Total current liabilities	14,183	12,763

Long-term debt	12,166	11,703
Long-term obligations under capital leases	1,019	996

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,716	2,591
Postretirement benefit liability	1,593	1,602
Pension liability	1,828	1,921
Deferred income taxes	250	204
Lease fair value adjustment, net	171	198
Other	1,756	1,634

Total other liabilities and deferred credits	8,314	8,150

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 279,410,451 and 286,973,195 shares at March 31, 2018 and December 31, 2017, respectively	3	3
Additional capital invested	6,077	6,098
Retained earnings	4,684	4,549
Stock held in treasury, at cost	(1,314)	(769)
Accumulated other comprehensive loss	(1,114)	(1,147)

Total stockholders’ equity	8,336	8,734

Total liabilities and stockholders’ equity	$44,018	$42,346

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,733	$547

Cash Flows from Investing Activities:
Capital expenditures	(979)	(691)
Purchases of short-term and other investments	(596)	(774)
Proceeds from sale of short-term and other investments	840	810
Proceeds from sale of property and equipment	3	4
Other, net	2	8

Net cash used in investing activities	(730)	(643)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	696	755
Repurchases of common stock	(529)	(258)
Payments of long-term debt	(189)	(315)
Principal payments under capital leases	(30)	(31)
Other, net	(32)	(65)

Net cash provided (used) in financing activities	(84)	86

Net increase (decrease) in cash, cash equivalents and restricted cash	919	(10)
Cash, cash equivalents and restricted cash at beginning of the period	1,591	2,303

Cash, cash equivalents and restricted cash at end of the period (a)	$2,510	$2,293

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$74	$711
Airport construction financing	12	21

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,404	$2,164
Restricted cash included in Prepaid expenses and other	11	—
Other assets:
Restricted cash	95	129

Total cash, cash equivalents and restricted cash	$2,510	$2,293

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2018	2017 (a)
Operating revenue:
Passenger revenue	$8,149	$7,653
Cargo	293	238
Other operating revenue	590	535

Total operating revenue	9,032	8,426

Operating expense:
Salaries and related costs	2,726	2,636
Aircraft fuel	1,965	1,560
Regional capacity purchase	619	536
Landing fees and other rent	558	544
Depreciation and amortization	541	518
Aircraft maintenance materials and outside repairs	440	454
Distribution expenses	342	319
Aircraft rent	127	179
Special charges (Note 10)	40	51
Other operating expenses	1,397	1,309

Total operating expense	8,755	8,106

Operating income	277	320

Nonoperating income (expense):
Interest expense	(176)	(162)
Interest capitalized	19	23
Interest income	17	11
Miscellaneous, net	48	(41)

Total nonoperating expense, net	(92)	(169)

Income before income taxes	185	151
Income tax expense	38	51

Net income	$147	$100

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2018	2017 (a)
Net income	$147	$100

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	30	(8)
Investments and other, net of taxes	3	1

Total other comprehensive income (loss), net	33	(7)

Total comprehensive income, net	$180	$93

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except shares)

	March 31, 2018	December 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,398	$1,476
Short-term investments	2,071	2,316
Receivables, less allowance for doubtful accounts (2018 — $7; 2017 — $7)	1,760	1,340
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2018 — $365; 2017 — $354)	924	924
Prepaid expenses and other	1,129	1,071

Total current assets	8,282	7,127

Operating property and equipment:
Owned—
Flight equipment	29,651	28,692
Other property and equipment	7,193	6,946

Total owned property and equipment	36,844	35,638
Less — Accumulated depreciation and amortization	(11,538)	(11,159)

Total owned property and equipment, net	25,306	24,479

Purchase deposits for flight equipment	1,025	1,344

Capital leases—
Flight equipment	1,205	1,151
Other property and equipment	11	11

Total capital leases	1,216	1,162
Less — Accumulated amortization	(808)	(777)

Total capital leases, net	408	385

Total operating property and equipment, net	26,739	26,208

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2018 — $1,329; 2017 — $1,313)	3,521	3,539
Restricted cash	95	91
Investments in affiliates and other, net	853	852

Total other assets	8,992	9,005

Total assets	$44,013	$42,340

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except shares)

	March 31, 2018	December 31, 2017 (a)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$5,501	$3,940
Accounts payable	2,399	2,196
Frequent flyer deferred revenue	2,221	2,192
Accrued salaries and benefits	1,637	2,166
Current maturities of long-term debt	1,655	1,565
Current maturities of capital leases	124	128
Other	652	581

Total current liabilities	14,189	12,768

Long-term debt	12,166	11,703
Long-term obligations under capital leases	1,019	996

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,716	2,591
Postretirement benefit liability	1,593	1,602
Pension liability	1,828	1,921
Deferred income taxes	277	231
Lease fair value adjustment, net	171	198
Other	1,756	1,634

Total other liabilities and deferred credits	8,341	8,177

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2018 and December 31, 2017	—	—
Additional capital invested	1,233	1,787
Retained earnings	8,287	8,146
Accumulated other comprehensive loss	(1,114)	(1,147)
Receivable from related parties	(108)	(90)

Total stockholder’s equity	8,298	8,696

Total liabilities and stockholder’s equity	$44,013	$42,340

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,717	$535

Cash Flows from Investing Activities:
Capital expenditures	(979)	(691)
Purchases of short-term investments and other investments	(596)	(774)
Proceeds from sale of short-term and other investments	840	810
Proceeds from sale of property and equipment	3	4
Other, net	2	8

Net cash used in investing activities	(730)	(643)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	696	755
Dividend to UAL	(529)	(258)
Payments of long-term debt	(189)	(315)
Principal payments under capital leases	(30)	(31)
Other, net	(16)	(53)

Net cash provided (used) in financing activities	(68)	98

Net increase (decrease) in cash, cash equivalents and restricted cash	919	(10)
Cash, cash equivalents and restricted cash at beginning of the period	1,585	2,297

Cash, cash equivalents and restricted cash at end of the period (a)	$2,504	$2,287

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$74	$711
Airport construction financing	12	21

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,398	$2,158
Restricted cash included in Prepaid expenses and other	11	—
Other assets:
Restricted cash	95	129

Total cash, cash equivalents and restricted cash	$2,504	$2,287

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

The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”), effective January 1, 2018 using the full-retrospective method. Topic 606 prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the Company, the most significant impact of the standard is the reclassification of certain ancillary fees from other operating revenue into passenger revenue on the statement of consolidated operations. These ancillary fees are directly related to passenger travel, such as ticket change fees and baggage fees, and are no longer considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees, which were previously recognized when received, are now recognized when transportation is provided. Adoption of the standard had no impact on the Company’s consolidated cash flows statements.

The Company adopted Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “New Retirement Standard”), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient and use the amounts disclosed in Note 5 to the financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

The new standards had the same impact on the financial statements of United as they had on the financial statements of UAL. The table below presents the impact of the adoption of the New Revenue Standard and the New Retirement Standard on select accounts and captions of the statement of consolidated operations for the first quarter of 2017 (in millions, except per share amounts):

	Three Months Ended March 31, 2017
	As Previously Reported	New Revenue Standard Adjustments	New Retirement Standard Adjustments	As Adjusted
Passenger revenue	$7,174	$479	$—	$7,653
Cargo	220	18	—	238
Other operating revenue	1,026	(491)	—	535
Total operating revenue	8,420	6	—	8,426

Salaries and related costs	2,661	—	(25)	2,636
Distribution expenses	307	12	—	319
Other operating expenses	1,332	(23)	—	1,309
Total operating expenses	8,142	(11)	(25)	8,106

Operating income	278	17	25	320

Interest expense	(150)	(12)	—	(162)
Miscellaneous, net	(17)	—	(25)	(42)
Total nonoperating expense, net	(133)	(12)	(25)	(170)

Income before income taxes	145	5	—	150
Income tax expense	49	2	—	51
Net income	96	3	—	99

Earnings per share, basic and diluted	0.31	0.01	—	0.32

The table below presents the impact of the adoption of the New Revenue Standard on UAL’s balance sheet accounts and captions as of December 31, 2017 (in millions):

	At December 31, 2017
	As Previously Reported	New Revenue Standard Adjustments	As Adjusted
Prepaid expenses and other	$1,051	$20	$1,071
Total current assets	7,113	20	7,133
Total assets	42,326	20	42,346

Advance ticket sales	3,876	64	3,940
Frequent flyer deferred revenue	2,176	16	2,192
Other	569	7	576
Total current liabilities	12,676	87	12,763

Frequent flyer deferred revenue - long-term	2,565	26	2,591
Deferred income taxes	225	(21)	204
Total other liabilities and deferred credits	8,145	5	8,150

Retained earnings	4,621	(72)	4,549
Total stockholders’ equity	8,806	(72)	8,734
Total liabilities and stockholders’ equity	42,326	20	42,346

The Company adopted Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) (“ASU 2016-01”) effective January 1, 2018. This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. The adoption did not have a material impact on our financial statements. See Note 4 and 7 included in this Part I, Item 1 for additional information.

Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (the “New Lease Standard”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. Lessees and lessors are required to adopt the New Lease Standard using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We have not completed our evaluation of the impact but believe this standard will have a significant impact on our consolidated balance sheets but is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the new standard will be to record assets and obligations for its operating leases.

NOTE 2 - REVENUE

The Company presents Passenger revenue, Cargo revenue and Other operating revenue on its income statement. Passenger revenue is recognized when transportation is provided and Cargo revenue is recognized when shipments are delivered. Other operating revenue is recognized as the related performance obligations are satisfied.

The Company sells passenger ticket and related ancillary services for mainline and regional flights primarily via credit cards with payments collected by the Company in advance of the performance of related services. The Company initially records ticket sales in its Advance ticket sales liability, deferring revenue recognition until the travel occurs. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against its billings and payables with other airlines based on historical experience.

The Company sells certain tickets with connecting flights with one or more segments operated by its other airline partners. For segments operated by its other airline partners, the Company has determined that it is acting as an agent on behalf of the other airlines as they are responsible for their portion of the contract (i.e. transportation of the passenger). The Company, as the agent, recognizes revenue within Other operating revenue at the time of the travel for the net amount representing commission to be retained by the Company for any segments flown by other airlines.

Refundable tickets expire after one year from the date of issuance. Non-refundable tickets generally expire on the date of the intended travel, unless the date is extended by notification from the customer on or before the intended travel date. The Company records breakage revenue on the travel date for its estimate of tickets that will expire unused. To determine breakage, the Company uses its historical experience with refundable and non-refundable expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Fees charged in association with changes or extensions to non-refundable tickets are considered part of the Company’s passenger travel obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.

United initially capitalizes the costs of selling airline travel tickets and then recognizes those costs as Distribution expense at the time of travel. Passenger ticket costs include credit card fees, travel agency and other commissions paid, as well as global distribution systems booking fees.

Ticket Taxes. Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis and, as a result, are excluded from revenue.

Accounts Receivable. Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo transportation customers. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the three months ended March 31, 2018 and 2017.

Advance Ticket Sales. Advance ticket sales represent the Company’s liability to provide air transportation in the future. In both the three months ended March 31, 2018 and 2017, the Company recognized approximately $1.9 billion of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. All tickets sold at any given point of time have travel dates extending up to twelve months. As a result, the balance of the Company’s Advance ticket sales liability represents activity that will be recognized in the next twelve months.

Frequent Flyer Accounting. United’s MileagePlus program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to eight years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. Miles expire after 18 months of member account inactivity.

Miles Earned in Conjunction with Travel. When frequent flyers earn miles for flights, the Company recognizes a portion of the ticket sales as revenue when the travel occurs and defers a portion of the ticket sale representing the value of the related miles as a separate performance obligation. The Company determines the estimated selling price of travel and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements, individually, on a pro rata basis. At the time of travel, the Company records the portion allocated to the miles to Frequent flyer deferred revenue on the Company’s consolidated balance sheet and subsequently recognizes it into revenue when miles are redeemed for air travel and non-travel awards.

The Company’s estimated selling price of miles is based on an equivalent ticket value less breakage, which incorporates the expected redemption of miles, as the best estimate of selling price for these miles. The equivalent ticket value is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by breakage that considers a number of factors, including redemption patterns of various customer groups. The Company reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program.

Co-Brand Agreement. United has a significant contract to sell MileagePlus miles to its co-branded credit card partner Chase Bank USA, N.A. (“Chase”). Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the co-brand agreement:

•

MileagePlus miles awarded - United has a performance obligation to provide MileagePlus cardholders with miles to be used for air travel and non-travel award redemptions. The Company records Passenger revenue related to the travel awards when the transportation is provided and records Other revenue related to the non-travel awards when the goods or services are delivered. The Company records the cost associated with non-travel awards in Other operating revenue.

•

Marketing - United’s performance obligation is to provide Chase access to its customer list and the use of its brand. United determined access to its customer list and use of the United brand constitute a single performance obligation by virtue of being highly interdependent and interrelated. Marketing revenue is recorded to Other operating revenue over the term of the co-brand agreement based on customer’s use of the MileagePlus credit card.

•

Advertising - United has a performance obligation to provide advertising in support of the MileagePlus card in various customer contact points such as United’s website, email promotions, direct mail campaigns, airport advertising and in-flight advertising. Advertising revenue is recorded to Other operating revenue as advertising is provided.

•

Other travel-related benefits - United’s performance obligations are comprised of various items such as waived bag fees, seat upgrades, and lounge passes. Lounge passes are recorded to Other operating revenue as customers use the lounge passes. Bag fees and seat upgrades are recorded to Passenger revenue at the time of the associated travel.

The fair value of the separately identifiable performance obligations is determined using management’s estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the co-brand agreement in order to determine the allocation of proceeds to each of the components to be delivered. We also evaluate volumes on an annual basis, which may result in a change in the allocation of the estimated consideration from the co-brand agreement on a prospective basis.

Frequent flyer deferred revenue. Miles in MileagePlus members’ accounts are combined into one homogeneous pool and are thus not separately identifiable, for award redemption purposes, between miles earned in the current period and those in their beginning balance. The Company expects the majority of these miles to be redeemed within the first four years with the highest redemption rate in year one. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2018	2017
Total Frequent flyer deferred revenue—beginning balance	$4,783	$4,889
Total miles awarded	603	488
Travel miles redeemed (Passenger revenue)	(409)	(398)
Non-travel miles redeemed (Other operating revenue)	(40)	(39)

Total Frequent flyer deferred revenue—ending balance	$4,937	$4,940

In the three months ended March 31, 2018 and 2017, the Company recognized, in Other operating revenue, $482 million and $403 million, respectively, related to the marketing, advertising and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received is deferred and presented in the table above as an increase to the frequent flyer liability. The Company also recognized, in Other operating revenue, $28 million in costs associated with the non-travel miles redeemed in the three months ended March 31, 2018 and 2017.

Passenger Revenue by Geography. The Company further disaggregates passenger revenue by geographic regions and by mainline versus regional. The following table presents passenger revenue by geographic region and by mainline versus regional for the three months ended March 31 (in millions):

	2018	2017
Mainline	$3,485	$3,272
Regional	1,483	1,379

Domestic	4,968	4,651

Atlantic	1,252	1,117
Pacific	1,069	1,053
Latin America	860	832

International	3,181	3,002

Consolidated	$8,149	$7,653

Mainline	6,616	6,227
Regional	1,533	1,426

Consolidated	$8,149	$7,653

Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers’ travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $497 million and $478 million of ancillary fees within passenger revenue in the first three months of 2018 and 2017, respectively.

NOTE 3 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Earnings available to common stockholders	$147	$99

Basic weighted-average shares outstanding	283.9	313.7
Effect of employee stock awards	1.0	0.9

Diluted weighted-average shares outstanding	284.9	314.6

Earnings per share, basic and diluted	$0.52	$0.32

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.

In the three months ended March 31, 2018, UAL repurchased approximately 8.4 million shares of UAL common stock in open market transactions for $0.6 billion. As of March 31, 2018, the Company had approximately $2.4 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

UAL	Pension and Other Postretirement Liabilities	Investments and Other	Income Taxes	Total
Balance at December 31, 2017	$(1,102)	$(6)	$(39)	$(1,147)
Changes in value	23	(4)	(6)	13
Amounts reclassified to earnings	16	—	(3)	13
Amounts reclassified to retained earnings (a)	—	7	—	7

Net change	39	3	(9)	33

Balance at March 31, 2018	$(1,063)	$(3)	$(48)	$(1,114)

Balance at December 31, 2016	$(854)	$(1)	$26	$(829)
Changes in value	(26)	—	10	(16)
Amounts reclassified to earnings	13	2	(6)	9

Net change	(13)	2	4	(7)

Balance at March 31, 2017	$(867)	$1	$30	$(836)

(a) This amount represents the unrealized loss on the Company’s investment in Azul, S.A. (“Azul”) which was previously classified as an available-for-sale security.

Details for AOCI Components Reclassified to Income	Three Months Ended March 31,		Affected Line Item in the Statements of Consolidated Operations
	2018	2017
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (a)	$16	$13	Miscellaneous, net
Investments and Other
Reclassifications of losses into earnings related to fuel derivative contracts	—	2	Aircraft fuel

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 to the financial statements included in this Part I, Item 1 for additional information).

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 20.3% and 33.6%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and included the impact of certain nondeductible items. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017 and the impact of a change in the Company’s mix of domestic and foreign earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2018	2017	2018	2017
Service cost	$57	$49	$3	$2	Salaries and related costs
Interest cost	54	55	15	17	Miscellaneous, net
Expected return on plan assets	(73)	(60)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss and prior service cost (credit)	33	31	(17)	(18)	Miscellaneous, net
Settlement loss	—	1	—	—	Miscellaneous, net

Total	$71	$76	$1	$1

During the three months ended March 31, 2018, the Company contributed $113 million to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. In the three months ended March 31, 2018, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards include 1.7 million RSUs consisting of 1.0 million time-vested RSUs and 0.7 million performance-based RSUs. The time-vested RSUs vest pro-rata, on February 28th of each year, over a three-year period from the date of grant. These RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The performance-based RSUs vest based on the Company’s relative improvement in pre-tax margin, as compared to a group of industry peers, for the three years ending December 31, 2020. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2018	2017
Share-based compensation expense	$17	$23

	March 31, 2018	December 31, 2017
Unrecognized share-based compensation	$102	$53

NOTE 7 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL’s financial statements (in millions):

	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,404	$2,404	$—	$—	$1,482	$1,482	$—	$—
Short-term investments:
Corporate debt	945	—	945	—	958	—	958	—
Asset-backed securities	606	—	606	—	753	—	753	—
U.S. government and agency notes	110	—	110	—	113	—	113	—
Certificates of deposit placed through an account registry service (“CDARS”)	53	—	53	—	120	—	120	—
Other fixed-income securities	172	—	172	—	188	—	188	—
Other investments measured at net asset value (“NAV”)	185	—	—	—	184	—	—	—
Restricted cash	106	106	—	—	109	109	—	—
Long-term investments:
Equity securities	144	144	—	—	99	99	—	—
Enhanced equipment trust certificates (“EETC”)	19	—	—	19	22	—	—	22

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of March 31, 2018, asset-backed securities have remaining maturities of less than one year to approximately 17 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with obligations for facility leases and workers’ compensation.

Equity securities - Equity securities represent United’s investment in Azul. The Company recognizes changes in Azul’s fair market value in Miscellaneous, net in its statements of consolidated operations.

Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	March 31, 2018					December 31, 2017
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$13,821	$14,068	$—	$10,377	$3,691	$13,268	$13,787	$—	$10,115	$3,672

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments, Equity securities, EETC and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.

Other investments measured at NAV	In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. The Company can redeem its shares at any time at NAV subject to a three-day settlement period.

Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of March 31, 2018, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	161
Boeing 777-300ER	2
Boeing 787	14
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2018, United expects to take delivery of two Boeing 777-300ER aircraft, three Boeing 787 aircraft, 10 Boeing 737 MAX aircraft and three used Boeing 767-300ER aircraft. In March 2018, United entered into an agreement to purchase 20 used Airbus A319 aircraft with expected delivery dates scheduled in 2020 and 2021.

The table below summarizes United’s commitments as of March 31, 2018, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last nine months of 2018	$2.4
2019	3.7
2020	2.0
2021	2.7
2022	1.8
After 2022	9.8

$22.4

Facility and Other Operating Leases. In March 2018, United executed a new Airline Use and Lease Agreement at O’Hare International Airport with the City of Chicago with a lease term of approximately 15 years effective May 12, 2018 through December 31, 2033.

The table below summarizes the Company’s scheduled future minimum lease payments under facility operating leases having initial or remaining noncancelable lease terms of more than one year as of March 31, 2018 (in millions):

Facility and Other Operating Leases
Last nine months of 2018	$1,010
2019	1,209
2020	1,302
2021	1,068
2022	930
After 2022	7,576

$13,095

Guarantees. As of March 31, 2018, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with approximately $454 million of these obligations are accounted for as capital leases. All of these bonds are due between 2019 and 2038.

Increased Cost Provisions. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2018, the Company had $3.4 billion of floating rate debt and $52 million of fixed rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

As of March 31, 2018, United is the guarantor of $154 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company’s debt, and the Company would potentially be responsible for those costs under the guarantees.

Labor Negotiations. As of March 31, 2018, United had approximately 90,800 employees, of whom approximately 79% were represented by various U.S. labor organizations. UNITE HERE is attempting to organize United’s Catering Operations employees, who are currently unrepresented, and filed an application to do so with the National Mediation Board on January 24, 2018.

NOTE 9 - DEBT

As of March 31, 2018, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of March 31, 2018, UAL and United were in compliance with their respective debt covenants. As of March 31, 2018, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Company’s Amended and Restated Credit and Guaranty Agreement (as amended, the “2017 Credit Agreement”).

EETCs. In February 2018, United created two new EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2018 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt during 2018 and recorded as debt as of March 31, 2018	Remaining proceeds from issuance of debt to be received in future periods
February 2018	AA	$677	March 2030	3.50%	$476	$201
February 2018	A	258	March 2030	3.70%	181	77

		$935			$657	$278

The table below presents the Company’s contractual principal payments (not including debt discount or debt issuance costs) at March 31, 2018 under then-outstanding long-term debt agreements (in millions):

Last nine months of 2018	$1,380
2019	1,218
2020	1,207
2021	1,194
2022	1,529
After 2022	7,457

$13,985

NOTE 10 - SPECIAL CHARGES

For the three months ended March 31, special charges consisted of the following (in millions):

	Three Months Ended March 31,
Operating:	2018	2017
Severance and benefit costs	$14	$37
Impairment of assets	23	—
(Gains) losses on sale of assets and other special charges	3	14

Special charges	40	51
Income tax benefit related to special charges	(9)	(18)

Total special charges, net of tax	$31	$33

During the three months ended March 31, 2018 and 2017, the Company recorded severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters (the “IBT”) of $8 million ($7 million net of taxes) and $21 million ($14 million net of taxes) respectively. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019. Also during the three months ended March 31, 2018 and 2017, the Company recorded severance primarily related to its management reorganization initiative of $6 million ($4 million net of taxes) and $16 million ($10 million net of taxes) respectively.

During the three months ended March 31, 2018, the Company recorded a $23 million ($17 million net of taxes) fair value adjustment for aircraft purchased off lease and impairments related to certain fleet types and certain international slots no longer in use.

Accrual Activity

The severance-related accrual as of March 31, 2018 is primarily related to severance and other compensation expense associated with voluntary employee early retirement programs and is expected to be mostly paid through early 2019. The accrual balance for future lease payments on permanently grounded aircraft as of March 31, 2018 is expected to be mostly paid through 2025. Activity related to these accruals is as follows (in millions):

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2017	$37	$22
Accrual	14	—
Payments	(19)	(1)

Balance at March 31, 2018	$32	$21

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2016	$14	$41
Accrual	37	—
Payments	(23)	(1)

Balance at March 31, 2017	$28	$40

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,600 flights a day to 354 airports across five continents.

First Quarter Highlights

•	First quarter 2018 net income was $147 million, or $0.52 diluted earnings per share, as compared to net income of $99 million, or diluted earnings per share of $0.32, in the first quarter of 2017.

•	Passenger revenue increased 6.5% to $8.1 billion during the first quarter of 2018 as compared to the first quarter of 2017.

•	First quarter 2018 aircraft fuel cost increased $405 million, 26.0% year-over-year.

•	Unrestricted liquidity at March 31, 2018 was $6.5 billion, including $2.0 billion of undrawn commitments under the Company’s revolving credit facility.

•

In the three months ended March 31, 2018, UAL repurchased approximately 8.4 million shares of its common stock in open market transactions for $0.6 billion. As of March 31, 2018, the Company had approximately $2.4 billion remaining to purchase shares under its share repurchase program.

•

Consolidated traffic increased 4.7% and consolidated capacity increased 3.6% during the first quarter of 2018 as compared to the first quarter of 2017. The Company’s load factor for the first quarter of 2018 was 80.4%.

•	The Company took delivery of four Boeing 787-9 aircraft and two Boeing 777-300ER aircraft during the first quarter of 2018.

Outlook

In 2018, the Company expects its consolidated available seat miles to grow between 4.5% and 5.5% year-over-year. Most of this growth will be concentrated in our domestic network, especially in our mid-continent hubs. We believe greater scale and connectivity at our hubs reinforces our relevance and value proposition to our customers. Rebanking at our hubs is expected to drive significant additional connection opportunities. We will also expand flights in non-peak times of the year to more efficiently use our aircraft and facilities with the objective of driving an increase in profitability.

The price of jet fuel remains volatile. Based on projected fuel consumption in 2018, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $97 million.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2018 as compared to the corresponding period in 2017.

First Quarter 2018 Compared to First Quarter 2017

The Company recorded net income of $147 million in the first quarter of 2018 as compared to net income of $99 million in the first quarter of 2017. The Company considers a key measure of its performance to be operating income, which was $276 million for the first quarter of 2018, as compared to $320 million for the first quarter of 2017, a $44 million decrease year-over-year. Significant components of the Company’s operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2018	2017	Increase (Decrease)		% Change
Operating revenue	$9,032	$8,426	$606		7.2
Operating expense	8,756	8,106	650		8.0

Operating income	276	320	(44)		(13.8)
Nonoperating expense	(92)	(170)	(78)		(45.9)
Income tax expense	37	51	(14)		(27.5)

Net income	$147	$99	$48		48.5

Certain consolidated statistical information for the Company’s operations for the three months ended March 31 is as follows:
	2018	2017	Increase (Decrease)		% Change
Passengers (thousands) (a)	34,495	33,105	1,390		4.2
Revenue passenger miles (“RPMs”) (millions) (b)	49,849	47,611	2,238		4.7
Available seat miles (“ASMs”) (millions) (c)	61,977	59,808	2,169		3.6
Passenger load factor (d)	80.4%	79.6%	0.8	pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.15	12.80	0.35		2.7
Average yield per revenue passenger mile (“Yield”) (cents) (e)	16.35	16.07	0.28		1.7
Cost per available seat mile (“CASM”) (cents)	14.13	13.55	0.58		4.3
Average price per gallon of fuel, including fuel taxes	$2.11	$1.71	$0.40		23.4
Fuel gallons consumed (millions)	932	910	22		2.4
Average full-time equivalent employees	85,600	85,200	400		0.5

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

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Passenger revenue	8,149	7,653	496	6.5
Cargo	293	238	55	23.1
Other operating revenue	590	535	55	10.3

Total operating revenue	$9,032	$8,426	$606	7.2

The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Total
Increase (decrease) from 2017:
Passenger revenue (in millions)	$317	$135	$16	$28	$496
Passenger revenue	6.8%	12.1%	1.5%	3.4%	6.5%
Average fare per passenger	1.6%	1.4%	5.0%	5.3%	2.2%
Yield	2.2%	1.0%	(1.9)%	2.9%	1.7%
PRASM	1.6%	8.8%	(1.5)%	5.1%	2.7%
Passengers	5.1%	10.5%	(3.4)%	(1.9)%	4.2%
RPMs (traffic)	4.5%	11.0%	3.4%	0.4%	4.7%
ASMs (capacity)	5.2%	3.1%	3.0%	(1.6)%	3.6%
Passenger load factor (points)	(0.5)	5.2	0.3	1.7	0.8

Passenger revenue in the first quarter of 2018 increased $496 million, or 6.5%, as compared to the year-ago period primarily due to a 4.7% increase in traffic and 0.8 points increase in load factor. First quarter 2018 PRASM and yield increased 2.7% and 1.7%, respectively, compared to the first quarter of 2017.

Cargo revenue increased $55 million, or 23.1%, in the first quarter of 2018 as compared to the year-ago period primarily due to higher yield and volume.

Other operating revenue increased $55 million, or 10.3%, in the first quarter of 2018 as compared to the year-ago period primarily due to an approximately $50 million one-time payment of MileagePlus related revenue.

Operating Expenses. The table below includes data related to the Company’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Salaries and related costs	$2,726	$2,636	$90	3.4
Aircraft fuel	1,965	1,560	405	26.0
Regional capacity purchase	619	536	83	15.5
Landing fees and other rent	558	544	14	2.6
Depreciation and amortization	541	518	23	4.4
Aircraft maintenance materials and outside repairs	440	454	(14)	(3.1)
Distribution expenses	342	319	23	7.2
Aircraft rent	127	179	(52)	(29.1)
Special charges	40	51	(11)	NM
Other operating expenses	1,398	1,309	89	6.8

Total operating expenses	$8,756	$8,106	$650	8.0

Salaries and related costs increased $90 million, or 3.4%, in the first quarter of 2018 as compared to the year-ago period primarily due to contractually higher pay rates and benefit expenses driven by collective bargaining agreements and a 0.5% increase in average full-time equivalent employees.

Aircraft fuel expense increased $405 million, or 26.0%, year-over-year primarily due to a 23.4% increase in the average price per gallon of aircraft fuel in the first quarter of 2018 compared to the year-ago period.

Regional capacity purchase increased $83 million, or 15.5%, in the first quarter of 2018 as compared to the year-ago period due to a 6.3% increase in regional capacity related to the Company’s initiative to improve connectivity at its domestic hubs.

Aircraft rent decreased $52 million, or 29.1%, in the first quarter of 2018 as compared to the year-ago period, primarily due to the purchase of leased aircraft and lease term expirations.

Other operating expenses increased $89 million, or 6.8%, in the first quarter of 2018 as compared to the year-ago period due to increases in purchased services related to our airport operations, technology initiatives, trucking and handling of cargo shipments, and due to increased volumes of onboard food and beverages.

Details of the Company’s special charges include the following for the three months ended March 31 (in millions):

	2018	2017
Severance and benefit costs	$14	$37
Impairment of assets	23	—
(Gains) losses on sale of assets and other special charges	3	14

Special charges	$40	$51

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Interest expense	$(176)	$(162)	$14	8.6
Interest capitalized	19	23	(4)	(17.4)
Interest income	17	11	6	54.5
Miscellaneous, net	48	(42)	(90)	NM

Total	$(92)	$(170)	$(78)	(45.9)

Miscellaneous, net includes, in the first quarter of 2018, a $45 million gain for the change in market value of the Company’s equity investment in Azul, S.A. and $12 million of non-service cost component of the pension and postretirement net periodic benefit cost as compared to $26 million in the year-ago period.

Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2018, the Company had $4.5 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $3.8 billion at December 31, 2017. The Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Company’s Amended and Restated Credit and Guaranty Agreement available for borrowings. At March 31, 2018, the Company also had $106 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and collateral associated with obligations for facility leases and workers’ compensation.

We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At March 31, 2018, the Company had approximately $15.0 billion of debt and capital lease obligations, including $1.8 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of March 31, 2018, our current liabilities exceeded our current assets by approximately $5.9 billion. However, approximately $7.7 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of March 31, 2018, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	161
Boeing 777-300ER	2
Boeing 787	14
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2018, United expects to take delivery of two Boeing 777-300ER aircraft, three Boeing 787 aircraft, 10 Boeing 737 MAX aircraft and three used Boeing 767-300ER aircraft. In March 2018, United entered into an agreement to purchase 20 used Airbus A319 aircraft with expected delivery dates scheduled in 2020 and 2021.

As of March 31, 2018, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for approximately $22.4 billion, of which approximately $2.4 billion, $3.7 billion, $2.0 billion, $2.7 billion, $1.8 billion and $9.8 billion are due in the last nine months of 2018 and for the full year for 2019, 2020, 2021, 2022 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

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

As of March 31, 2018, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	BB	Ba2	BB
United	BB	*	BB
* The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations was $1.7 billion for the three months ended March 31, 2018 compared to $0.5 billion in the same period in 2017. Operating income for the first three months of 2018 and 2017 was $0.3 billion. Working capital items changed by approximately $1.2 billion year-over-year primarily due to a $0.3 billion increase in advance ticket sales associated with our overall traffic growth, a $0.3 billion decrease in employee incentive payments in the first three months of 2018 as compared to the year-ago period, a $0.2 billion increase in mileage sales to our co-branded credit card partner due to full utilization of the pre-purchased miles in 2017, and a $0.3 billion increase related to timing of accounts payable.

Investing Activities. Capital expenditures were approximately $1.0 billion and $0.7 billion in the three months ended March 31, 2018 and 2017, respectively. Capital expenditures for the three months ended March 31, 2018 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.

Financing Activities. During the three months ended March 31, 2018, the Company made debt and capital lease payments of $0.2 billion. In the three months ended March 31, 2018, United received and recorded $0.7 billion of proceeds as debt from the EETC pass-through trusts established in February 2018. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.

Share Repurchase Programs. In the three months ended March 31, 2018, UAL repurchased approximately 8.4 million shares of UAL common stock in open market transactions for $0.6 billion. As of March 31, 2018, the Company had approximately $2.4 billion remaining to purchase shares under its share repurchase program.

UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.

Commitments, Contingencies and Liquidity Matters. As described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.

See the 2017 Annual Report and Notes 6, 8, 9 to the financial statements contained in Part I, Item 1 of this report for additional information.

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report. Also see Note 2 to the financial statements contained in Part I, Item 1 of this report for a discussion of the Company’s updated accounting policies on Revenue Recognition and Frequent Flyer Accounting.

FORWARD-LOOKING INFORMATION

Certain statements throughout Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “goals” and similar expressions are intended to identify forward-looking statements.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally, including political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; competitive pressures on pricing and on demand; demand for transportation in the markets in which we operate; our capacity decisions and the capacity decisions of our competitors; the effects of any hostilities, act of war or terrorist attack; the effects of any technology failures or cybersecurity breaches; the impact of regulatory, investigative and legal proceedings and legal compliance risks; disruptions to our regional network; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; potential reputational or other impact from adverse events in our operations, the operations of our regional carriers or the operations of our code share partners; our ability to attract and retain customers; our ability to execute our operational plans and revenue-generating initiatives, including optimizing our revenue; our ability to control our costs, including realizing benefits from our resource optimization efforts, cost reduction initiatives and fleet replacement programs; the impact of any management changes; our ability to cost-effectively hedge against increases in the price of aircraft fuel if we decide to do so; any potential realized or unrealized gains or losses related to any fuel or currency hedging programs; labor costs; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; an outbreak of a disease that affects travel demand or travel behavior; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements and environmental regulations); industry consolidation or changes in airline alliances; our ability to comply with the terms of our various financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; the costs and availability of aviation and other insurance; weather conditions; our ability to utilize our net operating losses to offset future taxable income; the impact of changes in tax laws; the success of our investments in airlines in other parts of the world; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of our 2017 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2018, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting During the Quarter Ended March 31, 2018

During the three months ended March 31, 2018, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2017 Annual Report for a description of legal proceedings.

ITEM 1A.	RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2017 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2018:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
January 2018	1,051,444	$66.57	1,051,444	$2,930
February 2018	3,101,048	66.27	3,101,048	2,725
March 2018	4,255,515	68.89	4,255,515	2,431

Total	8,408,007		8,408,007

(a) In December 2017, UAL’s Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL’s common stock. As of March 31, 2018, the Company had approximately $2.4 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.

(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 243,003 shares were withheld under these plans in the first quarter of 2018 at an average price per share of $67.72. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

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

United Continental Holdings, Inc.
(Registrant)

Date: April 18, 2018	By:	/s/ Andrew C. Levy

Andrew C. Levy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 18, 2018	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date: April 18, 2018	By:	/s/ Andrew C. Levy

Andrew C. Levy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 18, 2018	By:	/s/ Chris Kenny

Chris Kenny Vice President and Controller (Principal Accounting Officer)