Form 10-Q
period 2018-06-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2018-07-18
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
(872) 825-4000

001-10323	United Airlines, Inc.	Delaware	74-2099724
233 South Wacker Drive, Chicago, Illinois 60606
(872) 825-4000

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
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

United Continental Holdings, Inc.	Yes ☒ No ☐	United Airlines, Inc.	Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

United Continental Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 13, 2018 is shown below:

United Continental Holdings, Inc.	272,603,972 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 shares of common stock ($0.01 par value) (100% owned by United Continental Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Operating revenue:
Passenger revenue	$9,880	$9,151	$18,030	$16,804
Cargo	314	273	607	511
Other operating revenue	583	584	1,172	1,119
Total operating revenue	10,777	10,008	19,809	18,434

Operating expense:
Salaries and related costs	2,878	2,842	5,604	5,478
Aircraft fuel	2,390	1,669	4,355	3,229
Regional capacity purchase	681	549	1,300	1,085
Landing fees and other rent	603	541	1,161	1,085
Depreciation and amortization	557	536	1,098	1,054
Aircraft maintenance materials and outside repairs	438	472	878	926
Distribution expenses	393	385	735	704
Aircraft rent	119	152	246	331
Special charges (Note 10)	129	44	169	95
Other operating expenses	1,428	1,381	2,826	2,690
Total operating expenses	9,616	8,571	18,372	16,677
Operating income	1,161	1,437	1,437	1,757

Nonoperating income (expense):
Interest expense	(177)	(167)	(353)	(329)
Interest capitalized	14	21	33	44
Interest income	25	13	42	24
Miscellaneous, net	(166)	(27)	(118)	(69)
Total nonoperating expense, net	(304)	(160)	(396)	(330)
Income before income taxes	857	1,277	1,041	1,427
Income tax expense	173	456	210	507
Net income	$684	$821	$831	$920
Earnings per share, basic	$2.49	$2.67	$2.97	$2.96
Earnings per share, diluted	$2.48	$2.67	$2.96	$2.96

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

UNITED CONTINENTAL HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Net income	$684	$821	$831	$920

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	12	4	42	(4)
Investments and other, net of taxes	—	(12)	3	(11)
Total other comprehensive income (loss), net	12	(8)	45	(15)

Total comprehensive income, net	$696	$813	$876	$905

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

UNITED CONTINENTAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2018	December 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,884	$1,482
Short-term investments	2,187	2,316
Receivables, less allowance for doubtful accounts (2018 — $7; 2017 — $7)	1,840	1,340
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2018 — $380; 2017 — $354)	942	924
Prepaid expenses and other	1,028	1,071
Total current assets	8,881	7,133

Operating property and equipment:
Owned—
Flight equipment	30,143	28,692
Other property and equipment	7,481	6,946
Total owned property and equipment	37,624	35,638
Less — Accumulated depreciation and amortization	(11,974)	(11,159)
Total owned property and equipment, net	25,650	24,479

Purchase deposits for flight equipment	894	1,344

Capital leases—
Flight equipment	1,224	1,151
Other property and equipment	11	11
Total capital leases	1,235	1,162
Less — Accumulated amortization	(833)	(777)
Total capital leases, net	402	385
Total operating property and equipment, net	26,946	26,208

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2018 — $1,346; 2017 — $1,313)	3,399	3,539
Restricted cash	94	91
Investments in affiliates and other, net	848	852
Total other assets	8,864	9,005
Total assets	$44,691	$42,346
(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2018	December 31, 2017 (a)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$5,826	$3,940
Accounts payable	2,703	2,196
Frequent flyer deferred revenue	2,206	2,192
Accrued salaries and benefits	1,782	2,166
Current maturities of long-term debt	887	1,565
Current maturities of capital leases	117	128
Other	571	576
Total current liabilities	14,092	12,763

Long-term debt	12,460	11,703
Long-term obligations under capital leases	1,039	996

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,783	2,591
Postretirement benefit liability	1,585	1,602
Pension liability	1,815	1,921
Deferred income taxes	419	204
Lease fair value adjustment, net	155	198
Other	1,704	1,634
Total other liabilities and deferred credits	8,461	8,150
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 273,017,840 and 286,973,195 shares at June 30, 2018 and December 31, 2017, respectively	3	3
Additional capital invested	6,091	6,098
Retained earnings	5,367	4,549
Stock held in treasury, at cost	(1,720)	(769)
Accumulated other comprehensive loss	(1,102)	(1,147)
Total stockholders' equity	8,639	8,734
Total liabilities and stockholders' equity	$44,691	$42,346

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,175	$2,108

Cash Flows from Investing Activities:
Capital expenditures	(1,734)	(1,780)
Purchases of short-term and other investments	(1,326)	(1,587)
Proceeds from sale of short-term and other investments	1,455	1,561
Investment in affiliates	(139)	—
Proceeds from sale of property and equipment	20	5
Other, net	7	123
Net cash used in investing activities	(1,717)	(1,678)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	1,308	1,139
Repurchases of common stock	(969)	(712)
Payments of long-term debt	(1,294)	(525)
Principal payments under capital leases	(62)	(59)
Other, net	(41)	(75)
Net cash used in financing activities	(1,058)	(232)
Net increase in cash, cash equivalents and restricted cash	1,400	198
Cash, cash equivalents and restricted cash at beginning of the period	1,591	2,303
Cash, cash equivalents and restricted cash at end of the period (a)	$2,991	$2,501

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$139	$907
Airport construction financing	12	32

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,884	$2,371
Restricted cash included in Prepaid expenses and other	13	15
Other assets:
Restricted cash	94	115
Total cash, cash equivalents and restricted cash	$2,991	$2,501

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Operating revenue:
Passenger revenue	$9,880	$9,151	$18,030	$16,804
Cargo	314	273	607	511
Other operating revenue	583	584	1,172	1,119
Total operating revenue	10,777	10,008	19,809	18,434

Operating expense:
Salaries and related costs	2,878	2,842	5,604	5,478
Aircraft fuel	2,390	1,669	4,355	3,229
Regional capacity purchase	681	549	1,300	1,085
Landing fees and other rent	603	541	1,161	1,085
Depreciation and amortization	557	536	1,098	1,054
Aircraft maintenance materials and outside repairs	438	472	878	926
Distribution expenses	393	385	735	704
Aircraft rent	119	152	246	331
Special charges (Note 10)	129	44	169	95
Other operating expenses	1,428	1,380	2,825	2,689
Total operating expense	9,616	8,570	18,371	16,676
Operating income	1,161	1,438	1,438	1,758

Nonoperating income (expense):
Interest expense	(177)	(167)	(353)	(329)
Interest capitalized	14	21	33	44
Interest income	25	13	42	24
Miscellaneous, net	(167)	(28)	(119)	(69)
Total nonoperating expense, net	(305)	(161)	(397)	(330)
Income before income taxes	856	1,277	1,041	1,428
Income tax expense	172	457	210	508
Net income	$684	$820	$831	$920

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

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Net income	$684	$820	$831	$920

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	12	4	42	(4)
Investments and other, net of taxes	—	(12)	3	(11)
Total other comprehensive income (loss), net	12	(8)	45	(15)

Total comprehensive income, net	$696	$812	$876	$905

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

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2018	December 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,878	$1,476
Short-term investments	2,187	2,316
Receivables, less allowance for doubtful accounts (2018 — $7; 2017 — $7)	1,840	1,340
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2018 — $380; 2017 — $354)	942	924
Prepaid expenses and other	1,028	1,071
Total current assets	8,875	7,127
Operating property and equipment:
Owned—
Flight equipment	30,143	28,692
Other property and equipment	7,481	6,946
Total owned property and equipment	37,624	35,638
Less — Accumulated depreciation and amortization	(11,974)	(11,159)
Total owned property and equipment, net	25,650	24,479

Purchase deposits for flight equipment	894	1,344

Capital leases—
Flight equipment	1,224	1,151
Other property and equipment	11	11
Total capital leases	1,235	1,162
Less — Accumulated amortization	(833)	(777)
Total capital leases, net	402	385
Total operating property and equipment, net	26,946	26,208
Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2018 — $1,346; 2017 — $1,313)	3,399	3,539
Restricted cash	94	91
Investments in affiliates and other, net	848	852
Total other assets	8,864	9,005
Total assets	$44,685	$42,340

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2018	December 31, 2017 (a)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$5,826	$3,940
Accounts payable	2,703	2,196
Frequent flyer deferred revenue	2,206	2,192
Accrued salaries and benefits	1,782	2,166
Current maturities of long-term debt	887	1,565
Current maturities of capital leases	117	128
Other	575	581
Total current liabilities	14,096	12,768

Long-term debt	12,460	11,703
Long-term obligations under capital leases	1,039	996

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,783	2,591
Postretirement benefit liability	1,585	1,602
Pension liability	1,815	1,921
Deferred income taxes	446	231
Lease fair value adjustment, net	155	198
Other	1,704	1,634
Total other liabilities and deferred credits	8,488	8,177
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2018 and December 31, 2017	—	—
Additional capital invested	841	1,787
Retained earnings	8,971	8,146
Accumulated other comprehensive loss	(1,102)	(1,147)
Receivable from related parties	(108)	(90)
Total stockholder's equity	8,602	8,696
Total liabilities and stockholder's equity	$44,685	$42,340

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,158	$2,095

Cash Flows from Investing Activities:
Capital expenditures	(1,734)	(1,780)
Purchases of short-term investments and other investments	(1,326)	(1,587)
Proceeds from sale of short-term and other investments	1,455	1,561
Investment in affiliates	(139)	—
Proceeds from sale of property and equipment	20	5
Other, net	7	123
Net cash used in investing activities	(1,717)	(1,678)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	1,308	1,139
Dividend to UAL	(969)	(712)
Payments of long-term debt	(1,294)	(525)
Principal payments under capital leases	(62)	(59)
Other, net	(24)	(62)
Net cash used in financing activities	(1,041)	(219)
Net increase in cash, cash equivalents and restricted cash	1,400	198
Cash, cash equivalents and restricted cash at beginning of the period	1,585	2,297
Cash, cash equivalents and restricted cash at end of the period (a)	$2,985	$2,495

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$139	$907
Airport construction financing	12	32

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,878	$2,365
Restricted cash included in Prepaid expenses and other	13	15
Other assets:
Restricted cash	94	115
Total cash, cash equivalents and restricted cash	$2,985	$2,495

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC. AND UNITED AIRLINES, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

United Continental Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). This Quarterly Report on Form 10-Q is a combined report of UAL and United, including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company's quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.
NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (the "New Revenue Standard"), effective January 1, 2018 using the full-retrospective method. Topic 606 prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the Company, the most significant impact of the standard is the reclassification of certain ancillary fees from other operating revenue into passenger revenue on the statement of consolidated operations. These ancillary fees are directly related to passenger travel, such as ticket change fees and baggage fees, and are no longer considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees, which were previously recognized when received, are now recognized when transportation is provided. Adoption of the standard had no impact on the Company's consolidated cash flows statements.

The Company adopted Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the "New Retirement Standard"), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient and use the amounts disclosed in Note 5 to the financial statements included in Part I, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

The new standards had the same impact on the financial statements of United as they had on the financial statements of UAL. The table below presents the impact of the adoption of the New Revenue Standard and the New Retirement Standard on select accounts and captions of the statement of consolidated operations for the three months ended June 30, 2017 (in millions, except per share amounts):

	Three Months Ended June 30, 2017
	As Previously Reported	New Revenue Standard Adjustments	New Retirement Standard Adjustments	As Adjusted
Passenger revenue	$8,622	$529	$—	$9,151
Cargo	254	19	—	273
Other operating revenue	1,124	(540)	—	584
Total operating revenue	10,000	8	—	10,008

Salaries and related costs	2,868	—	(26)	2,842
Distribution expenses	362	23	—	385
Other operating expenses	1,408	(27)	—	1,381
Total operating expenses	8,601	(4)	(26)	8,571

Operating income	1,399	12	26	1,437

Interest expense	(158)	(9)	—	(167)
Miscellaneous, net	(1)	—	(26)	(27)
Total nonoperating expense, net	(125)	(9)	(26)	(160)

Income before income taxes	1,274	3	—	1,277
Income tax expense	456	—	—	456
Net income	818	3	—	821

Earnings per share, basic	2.67	—	—	2.67
Earnings per share, diluted	2.66	0.01	—	2.67

The table below presents the impact of the adoption of the New Revenue Standard and the New Retirement Standard on select accounts and captions of the statement of consolidated operations for the six months ended June 30, 2017 (in millions, except per share amounts):

	Six Months Ended June 30, 2017
	As Previously Reported	New Revenue Standard Adjustments	New Retirement Standard Adjustments	As Adjusted
Passenger revenue	$15,796	$1,008	$—	$16,804
Cargo	474	37	—	511
Other operating revenue	2,150	(1,031)	—	1,119
Total operating revenue	18,420	14	—	18,434

Salaries and related costs	5,529	—	(51)	5,478
Distribution expenses	669	35	—	704
Other operating expenses	2,740	(50)	—	2,690
Total operating expenses	16,743	(15)	(51)	16,677

Operating income	1,677	29	51	1,757

Interest expense	(308)	(21)	—	(329)
Miscellaneous, net	(18)	—	(51)	(69)
Total nonoperating expense, net	(258)	(21)	(51)	(330)

Income before income taxes	1,419	8	—	1,427
Income tax expense	505	2	—	507
Net income	914	6	—	920

Earnings per share, basic	2.95	0.01	—	2.96
Earnings per share, diluted	2.94	0.02	—	2.96
The table below presents the impact of the adoption of the New Revenue Standard on UAL's balance sheet accounts and captions as of December 31, 2017 (in millions):

	At December 31, 2017
	As Previously Reported	New Revenue Standard Adjustments	As Adjusted
Prepaid expenses and other	$1,051	$20	$1,071
Total current assets	7,113	20	7,133
Total assets	42,326	20	42,346

Advance ticket sales	3,876	64	3,940
Frequent flyer deferred revenue	2,176	16	2,192
Other	569	7	576
Total current liabilities	12,676	87	12,763

Frequent flyer deferred revenue - long-term	2,565	26	2,591
Deferred income taxes	225	(21)	204
Total other liabilities and deferred credits	8,145	5	8,150

Retained earnings	4,621	(72)	4,549
Total stockholders' equity	8,806	(72)	8,734
Total liabilities and stockholders' equity	42,326	20	42,346

The Company adopted Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) effective January 1, 2018. This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. The Company reclassified to retained earnings $7 million of unrealized loss on the Company's investment in Azul, S.A. ("Azul") which was previously classified as an available-for-sale security. See Notes 4 and 7 to the financial statements included in this Part I, Item 1 for additional information.
Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The new lease standard is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. Lessees and lessors are required to adopt the new lease standard using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We have not finalized our assessment but believe this standard will have a significant impact on our consolidated balance sheets. The standard is not expected to have a material impact on the Company's results of operations or cash flows. The primary effect of adopting the new standard will be to record assets and obligations for our operating leases.
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
The Company records breakage revenue on the travel date for its estimate of tickets that will expire unused. To determine breakage, the Company uses its historical experience with refundable and nonrefundable expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Fees charged in association with changes or extensions to non-refundable tickets are considered part of the Company's passenger travel obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided.

United initially capitalizes the costs of selling airline travel tickets and then recognizes those costs as Distribution expense at the time of travel. Passenger ticket costs include credit card fees, travel agency and other commissions paid, as well as global distribution systems booking fees.

Ticket Taxes. Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis and, as a result, are excluded from revenue.

Accounts Receivable. Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo transportation customers. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the three and six months ended June 30, 2018 and 2017.

Advance Ticket Sales. Advance ticket sales represent the Company's liability to provide air transportation in the future. In the three and six months ended June 30, 2018, the Company recognized approximately $2.7 billion and $2.2 billion, respectively, and in the three and six months ended June 30, 2017, the Company recognized approximately $2.6 billion and $2.2 billion respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. All tickets sold at any given point of time have travel dates extending up to twelve months. As a result, the balance of the Company's Advance ticket sales liability represents activity that will be recognized in the next twelve months.

Frequent Flyer Accounting. United's MileagePlus program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to eight years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. Miles expire after 18 months of member account inactivity.

Miles Earned in Conjunction with Travel. When frequent flyers earn miles for flights, the Company recognizes a portion of the ticket sales as revenue when the travel occurs and defers a portion of the ticket sale representing the value of the related miles as a separate performance obligation. The Company determines the estimated selling price of travel and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements, individually, on a pro rata basis. At the time of travel, the Company records the portion allocated to the miles to Frequent flyer deferred revenue on the Company's consolidated balance sheet and subsequently recognizes it into revenue when miles are redeemed for air travel and non-air travel awards.

The Company's estimated selling price of miles is based on an equivalent ticket value less breakage, which incorporates the expected redemption of miles, as the best estimate of selling price for these miles. The equivalent ticket value is based on the prior 12 months' weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by breakage that considers a number of factors, including redemption patterns of various customer groups. The Company reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The Company's estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program. For the portion of the outstanding miles that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining miles are redeemed.

Co-Brand Agreement. United has a significant contract to sell MileagePlus miles to its co-branded credit card partner Chase Bank USA, N.A. ("Chase"). Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the co-brand agreement:

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

•
Marketing - United's performance obligation is to provide Chase access to its customer list and the use of its brand. United determined access to its customer list and use of the United brand constitute a single performance obligation by virtue of being highly interdependent and interrelated. Marketing revenue is recorded to Other operating revenue over the term of the co-brand agreement based on customers' use of the MileagePlus credit card.

•
Advertising - United has a performance obligation to provide advertising in support of the MileagePlus card in various customer contact points such as United's website, email promotions, direct mail campaigns, airport advertising and in-flight advertising. Advertising revenue is recorded to Other operating revenue as advertising is provided over the term of the co-brand agreement in accordance with customers' use of the MileagePlus credit card.

•
Other travel-related benefits - United's performance obligations are comprised of various items such as waived bag fees, seat upgrades, and lounge passes. Lounge passes are recorded to Other operating revenue as customers use the lounge passes. Bag fees and seat upgrades are recorded to Passenger revenue at the time of the associated travel.

The fair value of the separately identifiable performance obligations is determined using management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the co-brand agreement in order to determine the allocation of proceeds to each of the components to be delivered. We also evaluate volumes on an annual basis, which may result in a change in the allocation of the estimated consideration from the co-brand agreement on a prospective basis.
Frequent flyer deferred revenue. Miles in MileagePlus members' accounts are combined into one homogeneous pool and are thus not separately identifiable, for award redemption purposes, between miles earned in the current period and those in their beginning balance. Of the miles expected to be redeemed, the Company expects the majority of these miles to be redeemed within two years. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Frequent flyer deferred revenue - beginning balance	$4,937	$4,940	$4,783	$4,889
Total miles awarded	607	531	1,210	1,019
Travel miles redeemed (Passenger revenue)	(519)	(535)	(928)	(933)
Non-travel miles redeemed (Other operating revenue)	(36)	(45)	(76)	(84)
Total Frequent flyer deferred revenue - ending balance	$4,989	$4,891	$4,989	$4,891

In the three and six months ended June 30, 2018, the Company recognized, in Other operating revenue, $480 million and $974 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received is deferred and presented in the table above as an increase to the frequent flyer liability. The Company recognized $459 million and $873 million, respectively, in the three and six months ended June 30, 2017, related to those revenues.

Passenger Revenue by Geography. The Company further disaggregates passenger revenue by geographic regions and by mainline versus regional. The following table presents passenger revenue by geographic region and by mainline versus regional for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mainline	$4,395	$4,043	$7,881	$7,315
Regional	1,786	1,615	3,269	2,994
Domestic	6,181	5,658	11,150	10,309

Atlantic	1,824	1,615	3,076	2,732
Pacific	1,103	1,064	2,172	2,117
Latin America	772	814	1,632	1,646
International	3,699	3,493	6,880	6,495

Consolidated	$9,880	$9,151	$18,030	$16,804

Mainline	8,045	7,492	14,661	13,719
Regional	1,835	1,659	3,369	3,085
Consolidated	$9,880	$9,151	$18,030	$16,804

Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $555 million and $1,052 million of ancillary fees within passenger revenue in the three and six months ended June 30, 2018, respectively, and recorded $524 million and $1,002 million of such fees in the three and six months ended June 30, 2017, respectively.

NOTE 3 - EARNINGS PER SHARE
The computations of UAL's basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings available to common stockholders	$684	$821	$831	$920

Basic weighted-average shares outstanding	274.7	306.9	279.3	310.3
Effect of employee stock awards	0.9	0.8	0.9	0.8
Diluted weighted-average shares outstanding	275.6	307.7	280.2	311.1

Earnings per share, basic	$2.49	$2.67	$2.97	$2.96
Earnings per share, diluted	$2.48	$2.67	$2.96	$2.96
The number of potentially dilutive securities excluded from the computation of diluted earnings per share amounts was not material.
In the three and six months ended June 30, 2018, UAL repurchased approximately 5.9 million and 14.3 million shares, respectively, of UAL common stock in open market transactions for $0.4 billion and $1.0 billion, respectively. As of June 30, 2018, the Company had approximately $2.0 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

UAL	Pension and Other Postretirement Liabilities	Investments and Other	Income Taxes	Total

Balance at March 31, 2018	$(1,063)	$(3)	$(48)	$(1,114)
Changes in value	1	1	—	2
Amounts reclassified to earnings	14	—	(4)	10
Net change	15	1	(4)	12
Balance at June 30, 2018	$(1,048)	$(2)	$(52)	$(1,102)
Balance at December 31, 2017	$(1,102)	$(6)	$(39)	$(1,147)
Changes in value	24	(3)	(6)	15
Amounts reclassified to earnings	30	—	(7)	23
Amounts reclassified to retained earnings	—	7	—	7
Net change	54	4	(13)	45
Balance at June 30, 2018	$(1,048)	$(2)	$(52)	$(1,102)

Balance at March 31, 2017	$(867)	$1	$30	$(836)
Changes in value	(7)	(17)	8	(16)
Amounts reclassified to earnings	14	—	(6)	8
Net change	7	(17)	2	(8)
Balance at June 30, 2017	$(860)	$(16)	$32	$(844)
Balance at December 31, 2016	$(854)	$(1)	$26	$(829)
Changes in value	(33)	(17)	18	(32)
Amounts reclassified to earnings	27	2	(12)	17
Net change	(6)	(15)	6	(15)
Balance at June 30, 2017	$(860)	$(16)	$32	$(844)

Details for AOCI Components Reclassified to Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Consolidated Operations
	2018	2017	2018	2017
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (a)	$14	$14	$30	$27	Miscellaneous, net
Investments and Other
Reclassifications of losses into earnings related to fuel derivative contracts	—	—	—	2	Aircraft fuel
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 6 to the financial statements included in this Part I, Item 1 for additional information).

NOTE 5 - INCOME TAXES
The Company's effective tax rate for the three and six months ended June 30, 2018 was 20.2%, and the effective tax rate for the three and six months ended June 30, 2017 was 35.7% and 35.5%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and included the impact of certain nondeductible items. The effective tax rate for the three and six months ended June 30, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in December 2017 and the impact of a change in the Company's mix of domestic and foreign earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.
NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2018	2017	2018	2017
Service cost	$57	$49	$3	$4	Salaries and related costs
Interest cost	54	55	15	17	Miscellaneous, net
Expected return on plan assets	(73)	(61)	—	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss and prior service cost (credit)	32	32	(18)	(18)	Miscellaneous, net
Settlement loss	—	1	—	—	Miscellaneous, net
Total	$70	$76	$—	$2
The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2018	2017	2018	2017
Service cost	$114	$98	$6	$6	Salaries and related costs
Interest cost	108	110	30	34	Miscellaneous, net
Expected return on plan assets	(146)	(121)	—	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss and prior service cost (credit)	65	63	(35)	(36)	Miscellaneous, net
Settlement loss	—	2	—	—	Miscellaneous, net
Total	$141	$152	$1	$3
During the three and six months ended June 30, 2018, the Company contributed $47 million and $160 million to its U.S. domestic tax-qualified defined benefit pension plans, respectively.
Share-Based Compensation. In the six months ended June 30, 2018, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards include 1.8 million RSUs consisting of 1.1 million time-vested RSUs and 0.7 million performance-based RSUs. The time-vested RSUs vest pro-rata, on February 28th of each year, over a three-year period from the date of grant. These RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The performance-based RSUs vest based on the Company's relative improvement in pre-tax margin, as compared to a group of industry peers, for the three years ending December 31, 2020. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense	$27	$33	$44	$56

	June 30, 2018	December 31, 2017
Unrecognized share-based compensation	$86	$53
NOTE 7 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,884	$2,884	$—	$—	$1,482	$1,482	$—	$—
Short-term investments:
Corporate debt	958	—	958	—	958	—	958	—
Asset-backed securities	722	—	722	—	753	—	753	—
U.S. government and agency notes	102	—	102	—	113	—	113	—
Certificates of deposit placed through an account registry service ("CDARS")	49	—	49	—	120	—	120	—
Other fixed-income securities	170	—	170	—	188	—	188	—
Other investments measured at net asset value ("NAV")	186	—	—	—	184	—	—	—
Restricted cash	107	107	—	—	109	109	—	—
Long-term investments:
Equity securities	147	147	—	—	99	99	—	—
Enhanced equipment trust certificates ("EETC")	19	—	—	19	22	—	—	22
Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of June 30, 2018, asset-backed securities have remaining maturities of less than one year to approximately 16 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately 13 years. The EETC securities mature in 2019.
Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with obligations for facility leases and workers' compensation.
Equity securities - Equity securities represent United's investment in Azul. In April 2018, through a wholly-owned subsidiary, the Company invested $138 million in Azul thus increasing its preferred equity stake to approximately 8% (approximately 2% of the total capital stock of Azul). The Company recognizes changes to the fair market value of its equity investment in Azul in Miscellaneous, net in its statements of consolidated operations.
Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	June 30, 2018					December 31, 2017
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$13,347	$13,443	$—	$9,879	$3,564	$13,268	$13,787	$—	$10,115	$3,672

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

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
NOTE 8 - COMMITMENTS AND CONTINGENCIES
Commitments. As of June 30, 2018, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	155
Boeing 777-300ER	1
Boeing 787	18
(a) United also has options, purchase and other rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. For the remainder of 2018, the Company expects to take delivery of three Boeing 787 aircraft, four Boeing 737 MAX aircraft, one Boeing 777-300ER aircraft and three used Boeing 767-300ER aircraft. In July 2018, United entered into an agreement to purchase 25 new Embraer E175 aircraft with expected delivery dates scheduled in 2019. United also has an agreement to purchase 20 used Airbus A319 aircraft with expected delivery dates scheduled in 2020 and 2021.
The table below summarizes United's commitments as of June 30, 2018, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last six months of 2018	$1.7
2019	3.3
2020	3.0
2021	2.8
2022	1.8
After 2022	9.8
$22.4
Facility and Other Operating Leases. In March 2018, United entered into a new Airline Use and Lease Agreement at Chicago O'Hare International Airport ("Chicago O'Hare") with the City of Chicago with a lease term of approximately 15 years, effective May 12, 2018 through December 31, 2033. In the second quarter of 2018, United entered into several new ground and facility leases at Chicago O'Hare, effective May 12, 2018, for hangars, a ground equipment maintenance building, and employee parking with lease terms ranging from 15 years to 30 years.
The table below summarizes the Company's scheduled future minimum lease payments under facility operating leases having initial or remaining noncancelable lease terms of more than one year as of June 30, 2018 (in millions):

Facility and Other Operating Leases
Last six months of 2018	$689
2019	1,244
2020	1,338
2021	1,104
2022	966
After 2022	7,934
$13,275
Guarantees. As of June 30, 2018, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with approximately $454 million of these obligations are accounted for as capital leases. All of these bonds are due between 2019 and 2038.
As of June 30, 2018, United is the guarantor of $151 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In the Company's financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2018, the Company had $3.3 billion of floating rate debt and $44 million of fixed rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Negotiations. As of June 30, 2018, United had approximately 91,400 employees, of whom approximately 80% were represented by various U.S. labor organizations. UNITE HERE is attempting to organize United's Catering Operations employees, who are currently unrepresented, and filed an application to do so with the National Mediation Board on January 24, 2018.

NOTE 9 - DEBT
As of June 30, 2018, a substantial portion of the Company's assets, principally aircraft, certain route authorities and airport slots, was pledged under various loan and other agreements. As of June 30, 2018, UAL and United were in compliance with their respective debt covenants. In May 2018, the Company's Amended and Restated Credit and Guaranty Agreement (as amended, the "2017 Credit Agreement") was amended to reduce the interest rate on the term loan by 0.25%. As of June 30, 2018, United had its entire capacity of $2.0 billion available under the revolving credit facility of the 2017 Credit Agreement.
EETCs. In February and May 2018, United created three new EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United's assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2018 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt during 2018 and recorded as debt as of June 30, 2018
February 2018	AA	$677	March 2030	3.50%	$677
February 2018	A	258	March 2030	3.70%	258
May 2018	B	226	March 2026	4.60%	226
		$1,161			$1,161
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at June 30, 2018 under then-outstanding long-term debt agreements (in millions):

Last six months of 2018	$394
2019	1,244
2020	1,242
2021	1,230
2022	1,565
After 2022	7,838
$13,513
NOTE 10 - SPECIAL CHARGES
For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating:	2018	2017	2018	2017
Impairment of assets	$111	$—	$134	$—
Severance and benefit costs	11	41	25	78
(Gains) losses on sale of assets and other special charges	7	3	10	17
Special charges	129	44	169	95
Income tax benefit related to special charges	(29)	(16)	(38)	(34)
Total special charges, net of tax	$100	$28	$131	$61

In May 2018, the Brazil–United States open skies agreement was ratified, which provides air carriers with unrestricted access between the United States and Brazil. The Company determined that the approval of the open skies agreement impaired the entire value of its Brazil route authorities because the agreement removes all limitations or reciprocity requirements for flights between the United States and Brazil. Accordingly, the Company recorded a $105 million special charge ($82 million net of taxes) to write off the entire value of the intangible asset associated with its Brazil routes. This asset is not part of any collateral pledged against any of the Company's borrowings. The Company continues to maintain its slot assets related to Brazil since airport access is still restricted by slot allocations that are limited by airport facility constraints. For the three and six months ended June 30, 2018, the Company also recorded $6 million ($5 million net of taxes) and $29 million ($22 million net of taxes), respectively, of fair value adjustments related to aircraft purchased off lease and other impairments related to certain fleet types and international slots no longer in use.
During the three and six months ended June 30, 2018, the Company recorded severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters of $6 million ($4 million net of taxes) and $14 million ($11 million net of taxes), respectively. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through 2018. Also during the three and six months ended June 30, 2018, the Company recorded other management severance of $5 million ($4 million net of taxes) and $11 million ($8 million net of taxes), respectively.
During the three and six months ended June 30, 2017, the Company recorded $36 million ($23 million net of taxes) and $57 million ($37 million net of taxes), respectively, of severance and benefit costs related to the voluntary early-out program for its technicians and related employees, and $5 million ($3 million net of taxes) and $21 million ($13 million net of taxes), respectively, of management severance.
During the three and six months ended June 30, 2018, the Company recorded $7 million ($5 million net of taxes) and $10 million ($8 million net of taxes), respectively, of other special charges related primarily to contract termination of regional aircraft operations in Guam.
Accrual Activity
The severance-related accrual as of June 30, 2018 is primarily related to severance and other compensation expense associated with voluntary employee early retirement programs and is expected to be mostly paid in the second half of 2018. The accrual balance for future lease payments on permanently grounded aircraft as of June 30, 2018 is expected to be mostly paid through 2025. Activity related to these accruals is as follows (in millions):

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2017	$37	$22
Accrual	25	—
Payments	(34)	(2)
Balance at June 30, 2018	$28	$20

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2016	$14	$41
Accrual	78	—
Payments	(65)	(12)
Balance at June 30, 2017	$27	$29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
United Continental Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world's largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,600 flights a day to 357 airports across five continents.
Second Quarter Highlights

•	Second quarter 2018 net income was $684 million, or $2.48 diluted earnings per share, as compared to net income of $821 million, or diluted earnings per share of $2.67, in the second quarter of 2017.

•	Passenger revenue increased 8.0% to $9.9 billion during the second quarter of 2018 as compared to the second quarter of 2017.

•	Second quarter 2018 aircraft fuel cost increased $721 million, 43.2% year-over-year.

•
In the three months ended June 30, 2018, UAL repurchased approximately 5.9 million shares of its common stock in open market transactions for $407 million. As of June 30, 2018, the Company had approximately $2.0 billion remaining to purchase shares under its share repurchase program.

•
Consolidated traffic increased 6.4% and consolidated capacity increased 4.8% during the second quarter of 2018 as compared to the second quarter of 2017. The Company's load factor for the second quarter of 2018 was 84.8%.

•	Completed the best second-quarter on-time departure performance in United's history.
Outlook
In 2018, the Company expects its consolidated available seat miles to grow between 4.5% and 5.0% year-over-year. Most of this growth will be concentrated in our domestic network, especially in our mid-continent hubs. We believe greater scale and connectivity at our hubs reinforces our relevance and value proposition to our customers. Rebanking at our hubs is expected to drive significant additional connection opportunities. We will also expand flights in non-peak times of the year to more efficiently use our aircraft and facilities with the objective of driving an increase in profitability.
The price of jet fuel remains volatile. Based on projected fuel consumption in 2018, a one dollar change in the price of a barrel of crude oil would change the Company's annual fuel expense by approximately $98 million.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended June 30, 2018 as compared to the corresponding period in 2017.
Second Quarter 2018 Compared to Second Quarter 2017
The Company recorded net income of $684 million in the second quarter of 2018 as compared to net income of $821 million in the second quarter of 2017. The Company considers a key measure of its performance to be operating income, which was $1.2 billion for the second quarter of 2018, as compared to $1.4 billion for the second quarter of 2017, a $276 million decrease year-over-year. Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2018	2017	Increase (Decrease)	% Change
Operating revenue	$10,777	$10,008	$769	7.7
Operating expense	9,616	8,571	1,045	12.2
Operating income	1,161	1,437	(276)	(19.2)
Nonoperating expense	(304)	(160)	144	90.0
Income tax expense	173	456	(283)	(62.1)
Net income	$684	$821	$(137)	(16.7)
Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2018	2017	Increase (Decrease)	% Change
Passengers (thousands) (a)	41,058	38,247	2,811	7.3
Revenue passenger miles ("RPMs") (millions) (b)	59,945	56,356	3,589	6.4
Available seat miles ("ASMs") (millions) (c)	70,702	67,467	3,235	4.8
Passenger load factor (d)	84.8%	83.5%	1.3 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	13.97	13.56	0.41	3.0
Average yield per revenue passenger mile ("Yield") (cents) (e)	16.48	16.24	0.24	1.5
Cost per available seat mile ("CASM") (cents)	13.60	12.70	0.90	7.1
Average price per gallon of fuel, including fuel taxes	$2.26	$1.63	$0.63	38.7
Fuel gallons consumed (millions)	1,058	1,023	35	3.4
Average full-time equivalent employees	86,700	86,000	700	0.8
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

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Passenger revenue	$9,880	$9,151	$729	8.0
Cargo	314	273	41	15.0
Other operating revenue	583	584	(1)	(0.2)
Total operating revenue	$10,777	$10,008	$769	7.7
The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Consolidated
Increase (decrease) from 2017:
Passenger revenue (in millions)	$523	$209	$39	$(42)	$729
Passenger revenue	9.2%	12.9%	3.7%	(5.2)%	8.0%
Average fare per passenger	—%	1.3%	12.7%	0.4%	0.6%
Yield	1.3%	0.9%	4.3%	(4.2)%	1.5%
PRASM	1.7%	7.9%	3.4%	(2.9)%	3.0%
Passengers	9.2%	11.5%	(8.0)%	(5.5)%	7.3%
RPMs (traffic)	7.8%	11.9%	(0.6)%	(1.0)%	6.4%
ASMs (capacity)	7.4%	4.7%	0.2%	(2.3)%	4.8%
Passenger load factor (points)	0.3	5.2	(0.7)	1.1	1.3
Passenger revenue in the second quarter of 2018 increased $729 million, or 8.0%, as compared to the year-ago period primarily due to a 6.4% increase in traffic and a 1.3 point increase in load factor. Second quarter 2018 PRASM and yield increased 3.0% and 1.5%, respectively, compared to the second quarter of 2017, primarily as a result of improved close in demand in the domestic markets and overall demand improvements in the Atlantic markets.
Cargo revenue increased $41 million, or 15.0%, in the second quarter of 2018 as compared to the year-ago period primarily due to higher yields and higher international freight volume.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Salaries and related costs	$2,878	$2,842	$36	1.3
Aircraft fuel	2,390	1,669	721	43.2
Regional capacity purchase	681	549	132	24.0
Landing fees and other rent	603	541	62	11.5
Depreciation and amortization	557	536	21	3.9
Aircraft maintenance materials and outside repairs	438	472	(34)	(7.2)
Distribution expenses	393	385	8	2.1
Aircraft rent	119	152	(33)	(21.7)
Special charges	129	44	85	NM
Other operating expenses	1,428	1,381	47	3.4
Total operating expenses	$9,616	$8,571	$1,045	12.2
Salaries and related costs increased $36 million, or 1.3%, in the second quarter of 2018 as compared to the year-ago period primarily due to contractually higher pay rates and benefit expenses driven by collective bargaining agreements, and a 0.8% increase in average full-time equivalent employees.
Aircraft fuel expense increased $721 million, or 43.2%, in the second quarter of 2018 as compared to the year-ago period primarily due to a 38.7% increase in the average price per gallon of aircraft fuel and a 4.8% increase in capacity.

Regional capacity purchase increased $132 million, or 24.0%, in the second quarter of 2018 as compared to the year-ago period primarily due to increased regional flying related to the Company's initiative to improve connectivity at its domestic hubs, as well as rate increases under various capacity purchase agreements with regional carriers.
Landing fees and other rent increased $62 million, or 11.5%, in the second quarter of 2018 as compared to the year-ago period due to increased rates and capacity growth.
Aircraft maintenance materials and outside repairs decreased $34 million, or 7.2%, in the second quarter of 2018 as compared to the year-ago period primarily due to lower rates and volume mix of maintenance events.
Aircraft rent decreased $33 million, or 21.7%, in the second quarter of 2018 as compared to the year-ago period, primarily due to the purchase of leased aircraft and lease term expirations.
Other operating expenses increased $47 million, or 3.4%, in the second quarter of 2018 as compared to the year-ago period due to increases in purchased services related to our airport operations, technology initiatives, and trucking and handling of cargo shipments.
Details of the Company's special charges include the following for the three months ended June 30 (in millions):

	2018	2017
Impairment of assets	$111	$—
Severance and benefit costs	11	41
(Gains) losses on sale of assets and other special charges	7	3
Special charges	$129	$44
See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Interest expense	$(177)	$(167)	$10	6.0
Interest capitalized	14	21	(7)	(33.3)
Interest income	25	13	12	92.3
Miscellaneous, net	(166)	(27)	139	NM
Total	$(304)	$(160)	$144	90.0
Miscellaneous, net includes, in the second quarter of 2018, a $135 million loss for the change in market value of the Company's equity investment in Azul, S.A. ("Azul").
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2018 Compared to First Six Months 2017
The Company recorded net income of $831 million in the first six months of 2018 as compared to net income of $920 million in the first six months of 2017. The Company considers a key measure of its performance to be operating income, which was $1.4 billion for the first six months of 2018, as compared to $1.8 billion for the first six months of 2017, a $320 million decrease year-over-year. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2018	2017	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$19,809	$18,434	$1,375	7.5
Operating expense	18,372	16,677	1,695	10.2
Operating income	1,437	1,757	(320)	(18.2)
Nonoperating expense	(396)	(330)	66	20.0
Income tax expense	210	507	(297)	(58.6)
Net income	$831	$920	$(89)	(9.7)
Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2018	2017	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	75,553	71,352	4,201	5.9
RPMs (millions) (b)	109,794	103,967	5,827	5.6
ASMs (millions) (c)	132,679	127,275	5,404	4.2
Passenger load factor (d)	82.8%	81.7%	1.1 pts.	N/A
PRASM (cents)	13.59	13.20	0.39	3.0
Yield (cents) (e)	16.42	16.16	0.26	1.6
CASM (cents)	13.85	13.10	0.75	5.7
Average price per gallon of fuel, including fuel taxes	$2.19	$1.67	$0.52	31.1
Fuel gallons consumed (millions)	1,990	1,933	57	2.9
Average full-time equivalent employees	86,200	85,600	600	0.7
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
Operating Revenue
The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Passenger revenue	$18,030	$16,804	$1,226	7.3
Cargo	607	511	96	18.8
Other operating revenue	1,172	1,119	53	4.7
Total operating revenue	$19,809	$18,434	$1,375	7.5
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Domestic	Atlantic	Pacific	Latin	Consolidated
Increase (decrease) from 2017:
Passenger revenue (in millions)	$841	$344	$55	$(14)	$1,226
Passenger revenue	8.2%	12.6%	2.6%	(0.9)%	7.3%
Average fare per passenger	0.8%	1.3%	8.8%	2.9%	1.3%
Yield	1.7%	1.0%	1.3%	(0.6)%	1.6%
PRASM	1.7%	8.2%	0.9%	1.1%	3.0%
Passengers	7.3%	11.1%	(5.7)%	(3.7)%	5.9%
RPMs (traffic)	6.3%	11.5%	1.3%	(0.3)%	5.6%
ASMs (capacity)	6.4%	4.0%	1.6%	(1.9)%	4.2%
Passenger load factor (points)	(0.1)	5.2	(0.2)	1.5	1.1
Consolidated passenger revenue in the first six months of 2018 increased $1.2 billion, or 7.3%, as compared to the year-ago period primarily due to a 5.6% increase in traffic. Consolidated PRASM and consolidated yield for the first six months of 2018 increased 3.0% and 1.6%, respectively, as compared to the first six months of 2017 as a result of improved close in demand in the domestic markets and overall demand improvements in the Atlantic markets.
Cargo revenue increased $96 million, or 18.8%, in the first six months of 2018 as compared to the year-ago period primarily due to higher volumes and yield on international freight.
Operating Expenses
The table below includes data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Salaries and related costs	$5,604	$5,478	$126	2.3
Aircraft fuel	4,355	3,229	1,126	34.9
Regional capacity purchase	1,300	1,085	215	19.8
Landing fees and other rent	1,161	1,085	76	7.0
Depreciation and amortization	1,098	1,054	44	4.2
Aircraft maintenance materials and outside repairs	878	926	(48)	(5.2)
Distribution expenses	735	704	31	4.4
Aircraft rent	246	331	(85)	(25.7)
Special charges	169	95	74	NM
Other operating expenses	2,826	2,690	136	5.1
Total operating expenses	$18,372	$16,677	$1,695	10.2
Salaries and related costs increased $126 million, or 2.3%, in the first six months of 2018 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by collective bargaining agreements, and a 0.7% increase in average full-time equivalent employees, partially offset by a decrease in employee incentive programs expense.
Aircraft fuel increased $1.1 billion, or 34.9%, in the first six months of 2018 as compared to the year-ago period primarily due to a 31.1% increase in the average price per gallon of aircraft fuel and a 4.2% increase in capacity.
Regional capacity purchase increased $215 million, or 19.8%, in the first six months of 2018 as compared to the year-ago period primarily due to increased regional flying related to the Company's initiative to improve connectivity at its domestic hubs, as well as rate increases under various capacity purchase agreements with regional carriers.
Landing fees and other rent increased $76 million, or 7.0%, in the first six months of 2018 as compared to the year-ago period, primarily due to increased rates and capacity growth.
Aircraft rent decreased $85 million, or 25.7%, in the first six months of 2018 as compared to the year-ago period, primarily due to the purchase of leased aircraft and lease term expirations.

Other operating expenses increased $136 million, or 5.1%, in the first six months of 2018 as compared to the year-ago period primarily due to increases in purchased services related to our airport operations, technology initiatives, trucking and handling of cargo shipments, and increased volumes of onboard food and beverages.
Details of the Company's special charges include the following for the six months ended June 30 (in millions):

	2018	2017
Impairment of assets	$134	$—
Severance and benefit costs	25	78
(Gains) losses on sale of assets and other special charges	10	17
Special charges	$169	$95
See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Interest expense	$(353)	$(329)	$24	7.3
Interest capitalized	33	44	(11)	(25.0)
Interest income	42	24	18	75.0
Miscellaneous, net	(118)	(69)	49	71.0
Total	$(396)	$(330)	$66	20.0
Miscellaneous, net includes, in the first six months of 2018, a $90 million loss for the change in market value of the Company's equity investment in Azul, and $22 million of non-service cost component of the pension and postretirement net periodic benefit cost as compared to $51 million in the year-ago period.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2018, the Company had $5.1 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $3.8 billion at December 31, 2017. The Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the the Amended and Restated Credit and Guaranty Agreement (as amended, the "2017 Credit Agreement") available for borrowings. In May 2018, the 2017 Credit Agreement was amended to reduce the interest rate on the term loan by 0.25%. At June 30, 2018, the Company also had $107 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and collateral associated with obligations for facility leases and workers' compensation.
We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At June 30, 2018, the Company had approximately $14.5 billion of debt and capital lease obligations, including $1.0 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of June 30, 2018, our current liabilities exceeded our current assets by approximately $5.2 billion. However, approximately $8.0 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.
As of June 30, 2018, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	155
Boeing 777-300ER	1
Boeing 787	18
(a) United also has options, purchase and other rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. For the remainder of 2018, the Company expects to take delivery of three Boeing 787 aircraft, four Boeing 737 MAX aircraft, one Boeing 777-300ER aircraft and three used Boeing 767-300ER aircraft. In July 2018, United entered into an agreement to purchase 25 new Embraer E175 aircraft with expected delivery dates scheduled in 2019. United also has an agreement to purchase 20 used Airbus A319 aircraft with expected delivery dates scheduled in 2020 and 2021.
As of June 30, 2018, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for approximately $22.4 billion, of which approximately $1.7 billion, $3.3 billion, $3.0 billion, $2.8 billion, $1.8 billion and $9.8 billion are due in the last six months of 2018 and for the full year for 2019, 2020, 2021, 2022 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.
Financing may be necessary to satisfy the Company's capital commitments for its firm order aircraft and other related capital expenditures. The Company has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.
As of June 30, 2018, a substantial portion of the Company's assets, principally aircraft, certain route authorities and airport slots, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB	Ba2	BB
United	BB	*	BB
* The credit agency does not issue corporate credit ratings for subsidiary entities.
These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability or increase the cost of future financing for the Company.
Sources and Uses of Cash
Operating Activities. Cash flow provided by operations was $4.2 billion for the six months ended June 30, 2018 compared to $2.1 billion in the same period in 2017. Operating income for the first six months of 2018 was $1.4 billion, compared to $1.8 billion in 2017. Changes in working capital items increased $2.3 billion year-over-year, which accounted for the increase in cash flow from operations, including a $0.5 billion increase in advance ticket sales associated with our overall traffic growth, a $0.5 billion increase in mileage sales to our co-branded credit card partner due to full utilization of the pre-purchased miles in 2017, a $0.4 billion increase related to timing of accounts payable, a $0.3 billion decrease in employee incentive payments in the first six months of 2018 as compared to the year-ago period, a $0.2 billion increase in prepayments in the first six months of 2017 and $0.4 billion increase in other accrued liabilities.
Investing Activities. Capital expenditures were approximately $1.7 billion and $1.8 billion in the six months ended June 30, 2018 and 2017, respectively. Capital expenditures for the six months ended June 30, 2018 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.

Financing Activities. During the six months ended June 30, 2018, the Company made debt and capital lease payments of $1.4 billion.
In the six months ended June 30, 2018, United received and recorded $1.2 billion of proceeds as debt from the EETC pass-through trusts established in February and May 2018. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.
Share Repurchase Programs. In the three and six months ended June 30, 2018, UAL repurchased approximately 5.9 million and 14.3 million shares, respectively, of UAL common stock in open market transactions for $0.4 billion and $1.0 billion, respectively. As of June 30, 2018, the Company had approximately $2.0 billion remaining to purchase shares under its share repurchase program.
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
Commitments, Contingencies and Liquidity Matters. As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report"), the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.
See the 2017 Annual Report and Notes 6, 8, 9 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report. Also see Note 2 to the financial statements contained in Part I, Item 1 of this report for a discussion of the Company's updated accounting policies on Revenue Recognition and Frequent Flyer Accounting.
FORWARD-LOOKING INFORMATION
Certain statements throughout Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company's operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expects," "will," "plans," "anticipates," "indicates," "believes," "estimates," "forecast," "guidance," "outlook," "goals" and similar expressions are intended to identify forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally, including political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; competitive pressures on pricing and on demand; demand for transportation in the markets in which we operate; our capacity decisions and the capacity decisions of our competitors; the effects of any hostilities, act of war or terrorist attack; the effects of any technology failures or cybersecurity breaches; the impact of regulatory, investigative and legal proceedings and legal compliance risks; disruptions to our regional network; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; potential reputational or other impact from adverse events in our operations, the operations of our regional carriers or the operations of our code share partners; our ability to attract and retain customers; our ability to execute our operational plans and revenue-generating initiatives, including optimizing our revenue; our ability to control our costs, including realizing benefits from our resource optimization efforts, cost reduction initiatives and fleet replacement programs; the impact of any management changes; our ability to cost-effectively hedge against increases in the price of aircraft fuel if we decide to do so; any potential realized or unrealized gains or losses related to any fuel or currency hedging programs; labor costs; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; an outbreak of a disease that affects travel demand or travel behavior; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements and environmental regulations); industry consolidation or changes in airline alliances; our ability to comply with the terms of our various financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; the costs and availability of aviation and other insurance; weather conditions; our ability to utilize our net operating losses to offset future taxable income; the impact of changes in tax laws; the success of our investments in airlines in other parts of the world; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of our 2017 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Annual Report.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2018, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2018
During the three months ended June 30, 2018, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2017 Annual Report for a description of legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2017 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2018:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
April 2018	3,224,922	$68.11	3,224,922	$2,212
May 2018	1,789,844	68.42	1,789,844	2,089
June 2018	916,248	71.15	916,248	2,024
Total	5,931,014		5,931,014
(a) In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. As of June 30, 2018, the Company had approximately $2.0 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.
(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 1,226 shares were withheld under these plans in the second quarter of 2018 at an average price per share of $69.17. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

10.1	UAL United	Second Amendment, dated as of May 16, 2018, to Amended and Restated Credit Guaranty Agreement

^10.2	UAL United	Supplemental Agreement No. 10, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of May 15, 2018, between The Boeing Company and United Airlines, Inc.

^10.3	UAL United	Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

^ Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Continental Holdings, Inc.
(Registrant)

Date:	July 18, 2018	By:	/s/ Gerald Laderman
Gerald Laderman Senior Vice President Finance and acting Chief Financial Officer (Principal Financial Officer)

Date:	July 18, 2018	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 18, 2018	By:	/s/ Gerald Laderman
Gerald Laderman Senior Vice President Finance and acting Chief Financial Officer (Principal Financial Officer)

Date:	July 18, 2018	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)