Form 10-Q
period 2018-09-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2018-10-17
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

United Continental Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2018 is shown below:

United Continental Holdings, Inc.	272,464,412 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 shares of common stock ($0.01 par value) (100% owned by United Continental Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)
Operating revenue:
Passenger revenue	$10,120	$9,069	$28,150	$25,873
Cargo	296	279	903	790
Other operating revenue	587	551	1,759	1,670
Total operating revenue	11,003	9,899	30,812	28,333

Operating expense:
Salaries and related costs	2,930	2,785	8,534	8,263
Aircraft fuel	2,572	1,809	6,927	5,038
Regional capacity purchase	663	567	1,963	1,652
Landing fees and other rent	596	585	1,757	1,670
Depreciation and amortization	564	556	1,662	1,610
Aircraft maintenance materials and outside repairs	455	451	1,333	1,377
Distribution expenses	427	377	1,162	1,081
Aircraft rent	109	145	355	476
Special charges (Note 10)	17	50	186	145
Other operating expenses	1,467	1,436	4,293	4,126
Total operating expenses	9,800	8,761	28,172	25,438
Operating income	1,203	1,138	2,640	2,895

Nonoperating income (expense):
Interest expense	(187)	(169)	(540)	(498)
Interest capitalized	18	20	51	64
Interest income	28	17	70	41
Miscellaneous, net	(1)	(13)	(119)	(82)
Total nonoperating expense, net	(142)	(145)	(538)	(475)
Income before income taxes	1,061	993	2,102	2,420
Income tax expense	225	348	435	855
Net income	$836	$645	$1,667	$1,565
Earnings per share, basic	$3.07	$2.15	$6.02	$5.10
Earnings per share, diluted	$3.06	$2.15	$5.99	$5.09

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

UNITED CONTINENTAL HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)
Net income	$836	$645	$1,667	$1,565

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	12	3	54	(1)
Investments and other, net of taxes	1	17	4	6
Total other comprehensive income, net	13	20	58	5

Total comprehensive income, net	$849	$665	$1,725	$1,570

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

UNITED CONTINENTAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2018	December 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,621	$1,482
Short-term investments	2,314	2,316
Receivables, less allowance for doubtful accounts (2018 — $6; 2017 — $7)	1,752	1,340
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2018 — $396; 2017 — $354)	1,011	924
Prepaid expenses and other	973	1,071
Total current assets	8,671	7,133

Operating property and equipment:
Owned—
Flight equipment	30,516	28,692
Other property and equipment	7,765	6,946
Total owned property and equipment	38,281	35,638
Less — Accumulated depreciation and amortization	(12,487)	(11,159)
Total owned property and equipment, net	25,794	24,479

Purchase deposits for flight equipment	1,101	1,344

Capital leases—
Flight equipment	1,221	1,151
Other property and equipment	23	11
Total capital leases	1,244	1,162
Less — Accumulated amortization	(831)	(777)
Total capital leases, net	413	385
Total operating property and equipment, net	27,308	26,208

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2018 — $1,363; 2017 — $1,313)	3,382	3,539
Restricted cash	105	91
Investments in affiliates and other, net	848	852
Total other assets	8,858	9,005
Total assets	$44,837	$42,346
(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2018	December 31, 2017 (a)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$5,193	$3,940
Accounts payable	2,581	2,196
Frequent flyer deferred revenue	2,275	2,192
Accrued salaries and benefits	2,004	2,166
Current maturities of long-term debt	910	1,565
Current maturities of capital leases	136	128
Other	585	576
Total current liabilities	13,684	12,763

Long-term debt	12,218	11,703
Long-term obligations under capital leases	1,116	996

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,712	2,591
Postretirement benefit liability	1,577	1,602
Pension liability	1,611	1,921
Deferred income taxes	639	204
Lease fair value adjustment, net	82	198
Other	1,729	1,634
Total other liabilities and deferred credits	8,350	8,150
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 272,464,412 and 286,973,195 shares at September 30, 2018 and December 31, 2017, respectively	3	3
Additional capital invested	6,105	6,098
Retained earnings	6,203	4,549
Stock held in treasury, at cost	(1,753)	(769)
Accumulated other comprehensive loss	(1,089)	(1,147)
Total stockholders' equity	9,469	8,734
Total liabilities and stockholders' equity	$44,837	$42,346

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net cash provided by operating activities	$5,080	$2,685

Cash Flows from Investing Activities:
Capital expenditures	(2,592)	(2,900)
Purchases of short-term and other investments	(1,975)	(2,584)
Proceeds from sale of short-term and other investments	1,979	2,380
Investment in affiliates	(139)	—
Proceeds from sale of property and equipment	30	8
Other, net	94	142
Net cash used in investing activities	(2,603)	(2,954)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	1,332	2,119
Repurchases of common stock	(1,010)	(1,291)
Payments of long-term debt	(1,519)	(722)
Principal payments under capital leases	(98)	(84)
Other, net	(47)	(77)
Net cash used in financing activities	(1,342)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,135	(324)
Cash, cash equivalents and restricted cash at beginning of the period	1,591	2,303
Cash, cash equivalents and restricted cash at end of the period (a)	$2,726	$1,979

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$139	$918
Airport construction financing	12	41
Operating lease conversions to capital lease	52	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,621	$1,870
Restricted cash included in Prepaid expenses and other	—	13
Other assets:
Restricted cash	105	96
Total cash, cash equivalents and restricted cash	$2,726	$1,979

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)
Operating revenue:
Passenger revenue	$10,120	$9,069	$28,150	$25,873
Cargo	296	279	903	790
Other operating revenue	587	551	1,759	1,670
Total operating revenue	11,003	9,899	30,812	28,333

Operating expense:
Salaries and related costs	2,930	2,785	8,534	8,263
Aircraft fuel	2,572	1,809	6,927	5,038
Regional capacity purchase	663	567	1,963	1,652
Landing fees and other rent	596	585	1,757	1,670
Depreciation and amortization	564	556	1,662	1,610
Aircraft maintenance materials and outside repairs	455	451	1,333	1,377
Distribution expenses	427	377	1,162	1,081
Aircraft rent	109	145	355	476
Special charges (Note 10)	17	50	186	145
Other operating expenses	1,467	1,435	4,292	4,124
Total operating expense	9,800	8,760	28,171	25,436
Operating income	1,203	1,139	2,641	2,897

Nonoperating income (expense):
Interest expense	(187)	(169)	(540)	(498)
Interest capitalized	18	20	51	64
Interest income	28	17	70	41
Miscellaneous, net	—	(13)	(119)	(82)
Total nonoperating expense, net	(141)	(145)	(538)	(475)
Income before income taxes	1,062	994	2,103	2,422
Income tax expense	225	348	435	856
Net income	$837	$646	$1,668	$1,566

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

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)
Net income	$837	$646	$1,668	$1,566

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	12	3	54	(1)
Investments and other, net of taxes	1	17	4	6
Total other comprehensive income, net	13	20	58	5

Total comprehensive income, net	$850	$666	$1,726	$1,571

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

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2018	December 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,615	$1,476
Short-term investments	2,314	2,316
Receivables, less allowance for doubtful accounts (2018 — $6; 2017 — $7)	1,752	1,340
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2018 — $396; 2017 — $354)	1,011	924
Prepaid expenses and other	973	1,071
Total current assets	8,665	7,127
Operating property and equipment:
Owned—
Flight equipment	30,516	28,692
Other property and equipment	7,765	6,946
Total owned property and equipment	38,281	35,638
Less — Accumulated depreciation and amortization	(12,487)	(11,159)
Total owned property and equipment, net	25,794	24,479

Purchase deposits for flight equipment	1,101	1,344

Capital leases—
Flight equipment	1,221	1,151
Other property and equipment	23	11
Total capital leases	1,244	1,162
Less — Accumulated amortization	(831)	(777)
Total capital leases, net	413	385
Total operating property and equipment, net	27,308	26,208
Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2018 — $1,363; 2017 — $1,313)	3,382	3,539
Restricted cash	105	91
Investments in affiliates and other, net	849	852
Total other assets	8,859	9,005
Total assets	$44,832	$42,340

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2018	December 31, 2017 (a)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$5,193	$3,940
Accounts payable	2,581	2,196
Frequent flyer deferred revenue	2,275	2,192
Accrued salaries and benefits	2,004	2,166
Current maturities of long-term debt	910	1,565
Current maturities of capital leases	136	128
Other	590	581
Total current liabilities	13,689	12,768

Long-term debt	12,218	11,703
Long-term obligations under capital leases	1,116	996

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,712	2,591
Postretirement benefit liability	1,577	1,602
Pension liability	1,611	1,921
Deferred income taxes	666	231
Lease fair value adjustment, net	82	198
Other	1,729	1,634
Total other liabilities and deferred credits	8,377	8,177
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2018 and December 31, 2017	—	—
Additional capital invested	822	1,787
Retained earnings	9,807	8,146
Accumulated other comprehensive loss	(1,089)	(1,147)
Receivable from related parties	(108)	(90)
Total stockholder's equity	9,432	8,696
Total liabilities and stockholder's equity	$44,832	$42,340

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net cash provided by operating activities	$5,063	$2,671

Cash Flows from Investing Activities:
Capital expenditures	(2,592)	(2,900)
Purchases of short-term investments and other investments	(1,975)	(2,584)
Proceeds from sale of short-term and other investments	1,979	2,380
Investment in affiliates	(139)	—
Proceeds from sale of property and equipment	30	8
Other, net	94	142
Net cash used in investing activities	(2,603)	(2,954)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	1,332	2,119
Dividend to UAL	(1,010)	(1,291)
Payments of long-term debt	(1,519)	(722)
Principal payments under capital leases	(98)	(84)
Other, net	(30)	(63)
Net cash used in financing activities	(1,325)	(41)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,135	(324)
Cash, cash equivalents and restricted cash at beginning of the period	1,585	2,297
Cash, cash equivalents and restricted cash at end of the period (a)	$2,720	$1,973

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$139	$918
Airport construction financing	12	41
Operating lease conversions to capital lease	52	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,615	$1,864
Restricted cash included in Prepaid expenses and other	—	13
Other assets:
Restricted cash	105	96
Total cash, cash equivalents and restricted cash	$2,720	$1,973

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

The Company adopted Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the "New Retirement Standard"), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient and use the amounts disclosed in Note 5 to the financial statements included in Part I, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

The new standards had the same impact on the financial statements of United as they had on the financial statements of UAL. The table below presents the impact of the adoption of the New Revenue Standard and the New Retirement Standard on select accounts and captions of the statement of consolidated operations for the three months ended September 30, 2017 (in millions, except per share amounts):

	Three Months Ended September 30, 2017
	As Previously Reported	New Revenue Standard Adjustments	New Retirement Standard Adjustments	As Adjusted
Passenger revenue	$8,528	$541	$—	$9,069
Cargo	257	22	—	279
Other operating revenue	1,093	(542)	—	551
Total operating revenue	9,878	21	—	9,899

Salaries and related costs	2,812	—	(27)	2,785
Distribution expenses	352	25	—	377
Other operating expenses	1,459	(23)	—	1,436
Total operating expenses	8,786	2	(27)	8,761

Operating income	1,092	19	27	1,138

Interest expense	(164)	(5)	—	(169)
Miscellaneous, net	15	(1)	(27)	(13)
Total nonoperating expense, net	(112)	(6)	(27)	(145)

Income before income taxes	980	13	—	993
Income tax expense	343	5	—	348
Net income	637	8	—	645

Earnings per share, basic	2.12	0.03	—	2.15
Earnings per share, diluted	2.12	0.03	—	2.15

The table below presents the impact of the adoption of the New Revenue Standard and the New Retirement Standard on select accounts and captions of the statement of consolidated operations for the nine months ended September 30, 2017 (in millions, except per share amounts):

	Nine Months Ended September 30, 2017
	As Previously Reported	New Revenue Standard Adjustments	New Retirement Standard Adjustments	As Adjusted
Passenger revenue	$24,324	$1,549	$—	$25,873
Cargo	731	59	—	790
Other operating revenue	3,243	(1,573)	—	1,670
Total operating revenue	28,298	35	—	28,333

Salaries and related costs	8,341	—	(78)	8,263
Distribution expenses	1,021	60	—	1,081
Other operating expenses	4,199	(73)	—	4,126
Total operating expenses	25,529	(13)	(78)	25,438

Operating income	2,769	48	78	2,895

Interest expense	(472)	(26)	—	(498)
Miscellaneous, net	(3)	(1)	(78)	(82)
Total nonoperating expense, net	(370)	(27)	(78)	(475)

Income before income taxes	2,399	21	—	2,420
Income tax expense	848	7	—	855
Net income	1,551	14	—	1,565

Earnings per share, basic	5.06	0.04	—	5.10
Earnings per share, diluted	5.04	0.05	—	5.09
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
Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (the "New Lease Standard"). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. We will adopt this standard effective January 1, 2019. We have not finalized our assessment but believe this standard will have a significant impact on our consolidated balance sheets. The standard is not expected to have a material impact on the Company's results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record assets and obligations for our operating leases.
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

Accounts Receivable. Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo transportation customers. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the three and nine months ended September 30, 2018 and 2017.

Advance Ticket Sales. Advance ticket sales represent the Company's liability to provide air transportation in the future. In the three and nine months ended September 30, 2018, the Company recognized approximately $3.2 billion and $2.3 billion, respectively, and in the three and nine months ended September 30, 2017, the Company recognized approximately $2.9 billion and $2.3 billion respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. All tickets sold at any given point of time have travel dates extending up to twelve months. As a result, the balance of the Company's Advance ticket sales liability represents activity that will be recognized in the next twelve months.

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

•
Marketing - United's marketing performance obligation is to provide Chase access to its customer list and the use of its brand. Marketing revenue is recorded to Other operating revenue as miles are delivered to Chase.

•
Advertising - United has a performance obligation to provide advertising in support of the MileagePlus card in various customer contact points such as United's website, email promotions, direct mail campaigns, airport advertising and in-flight advertising. Advertising revenue is recorded to Other operating revenue as miles are delivered to Chase.

•
Other travel-related benefits - United's performance obligations are comprised of various items such as waived bag fees, seat upgrades, and lounge passes. Lounge passes are recorded to Other operating revenue as customers use the lounge passes. Bag fees and seat upgrades are recorded to Passenger revenue at the time of the associated travel.

We account for all the payments received (including monthly and one-time payments) under the co-brand agreement by allocating them to the separately identifiable performance obligations. The fair value of the separately identifiable performance obligations is determined using management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the co-brand agreement in order to determine the allocation of proceeds to each of the components to be delivered. We also evaluate volumes on an annual basis, which may result in a change in the allocation of the estimated consideration from the co-brand agreement on a prospective basis.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Frequent flyer deferred revenue - beginning balance	$4,989	$4,891	$4,783	$4,889
Total miles awarded	616	525	1,826	1,544
Travel miles redeemed (Passenger revenue)	(580)	(556)	(1,508)	(1,489)
Non-travel miles redeemed (Other operating revenue)	(38)	(42)	(114)	(126)
Total Frequent flyer deferred revenue - ending balance	$4,987	$4,818	$4,987	$4,818

In the three and nine months ended September 30, 2018, the Company recognized, in Other operating revenue, $480 million and $1.5 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The Company recognized $441 million and $1.3 billion, respectively, in the three and nine months ended September 30, 2017, related to those revenues. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability.

Passenger Revenue by Geography. The Company further disaggregates passenger revenue by geographic regions. The following table presents passenger revenue by geographic region for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic	$6,253	$5,443	$17,403	$15,752

Atlantic	1,933	1,724	5,009	4,456
Pacific	1,163	1,125	3,335	3,242
Latin America	771	777	2,403	2,423
International	3,867	3,626	10,747	10,121
Consolidated	$10,120	$9,069	$28,150	$25,873

Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $572 million and $1.6 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2018, respectively, and recorded $538 million and $1.5 billion of such fees in the three and nine months ended September 30, 2017, respectively.

NOTE 3 - EARNINGS PER SHARE
The computations of UAL's basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings available to common stockholders	$836	$645	$1,667	$1,565

Basic weighted-average shares outstanding	272.4	299.8	277.0	306.8
Effect of employee stock awards	1.2	0.8	1.0	0.8
Diluted weighted-average shares outstanding	273.6	300.6	278.0	307.6

Earnings per share, basic	$3.07	$2.15	$6.02	$5.10
Earnings per share, diluted	$3.06	$2.15	$5.99	$5.09
The number of potentially dilutive securities excluded from the computation of diluted earnings per share amounts was not material.
In the three and nine months ended September 30, 2018, UAL repurchased approximately 0.5 million and 14.8 million shares, respectively, of UAL common stock in open market transactions for $34 million and $1.0 billion, respectively. As of September 30, 2018, the Company had approximately $2.0 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

UAL	Pension and Other Postretirement Liabilities	Investments and Other	Income Taxes	Total

Balance at June 30, 2018	$(1,048)	$(2)	$(52)	$(1,102)
Changes in value	—	1	—	1
Amounts reclassified to earnings	15	—	(3)	12
Net change	15	1	(3)	13
Balance at September 30, 2018	$(1,033)	$(1)	$(55)	$(1,089)
Balance at December 31, 2017	$(1,102)	$(6)	$(39)	$(1,147)
Changes in value	24	(2)	(6)	16
Amounts reclassified to earnings	45	—	(10)	35
Amounts reclassified to retained earnings	—	7	—	7
Net change	69	5	(16)	58
Balance at September 30, 2018	$(1,033)	$(1)	$(55)	$(1,089)

Balance at June 30, 2017	$(860)	$(16)	$32	$(844)
Changes in value	(9)	26	(6)	11
Amounts reclassified to earnings	14	—	(5)	9
Net change	5	26	(11)	20
Balance at September 30, 2017	$(855)	$10	$21	$(824)
Balance at December 31, 2016	$(854)	$(1)	$26	$(829)
Changes in value	(42)	9	12	(21)
Amounts reclassified to earnings	41	2	(17)	26
Net change	(1)	11	(5)	5
Balance at September 30, 2017	$(855)	$10	$21	$(824)

Details for AOCI Components Reclassified to Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Consolidated Operations
	2018	2017	2018	2017
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (a)	$15	$14	$45	$41	Miscellaneous, net
Investments and Other
Reclassifications of losses into earnings related to fuel derivative contracts	—	—	—	2	Aircraft fuel
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 6 to the financial statements included in this Part I, Item 1 for additional information).

NOTE 5 - INCOME TAXES
The Company's effective tax rate for the three and nine months ended September 30, 2018 was 21.2% and 20.7%, respectively, and the effective tax rate for the three and nine months ended September 30, 2017 was 35.0% and 35.3%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and included the impact of certain nondeductible items. The effective tax rate for the three and nine months ended September 30, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in December 2017 and the impact of a change in the Company's mix of domestic and foreign earnings. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.
NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2018	2017	2018	2017
Service cost	$57	$48	$3	$4	Salaries and related costs
Interest cost	54	55	16	16	Miscellaneous, net
Expected return on plan assets	(73)	(61)	(1)	—	Miscellaneous, net
Amortization of unrecognized (gain) loss and prior service cost (credit)	32	32	(17)	(18)	Miscellaneous, net
Settlement loss	—	3	—	—	Miscellaneous, net
Total	$70	$77	$1	$2
The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2018	2017	2018	2017
Service cost	$171	$146	$9	$10	Salaries and related costs
Interest cost	162	165	46	50	Miscellaneous, net
Expected return on plan assets	(219)	(182)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss and prior service cost (credit)	97	95	(52)	(54)	Miscellaneous, net
Settlement loss	—	5	—	—	Miscellaneous, net
Total	$211	$229	$2	$5
During the three and nine months ended September 30, 2018, the Company contributed $240 million and $400 million to its U.S. domestic tax-qualified defined benefit pension plans, respectively.
Share-Based Compensation. In the nine months ended September 30, 2018, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards include 1.8 million RSUs consisting of 1.1 million time-vested RSUs and 0.7 million performance-based RSUs. The time-vested RSUs vest pro-rata, on February 28th of each year, over a three-year period from the date of grant. These RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The performance-based RSUs vest based on the Company's relative improvement in pre-tax margin, as compared to a group of industry peers, for the three years ending December 31, 2020. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation expense	$29	$10	$73	$66

	September 30, 2018	December 31, 2017
Unrecognized share-based compensation	$69	$53
NOTE 7 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,621	$2,621	$—	$—	$1,482	$1,482	$—	$—
Short-term investments:
Corporate debt	1,013	—	1,013	—	958	—	958	—
Asset-backed securities	822	—	822	—	753	—	753	—
U.S. government and agency notes	106	—	106	—	113	—	113	—
Certificates of deposit placed through an account registry service ("CDARS")	49	—	49	—	120	—	120	—
Other fixed-income securities	137	—	137	—	188	—	188	—
Other investments measured at net asset value ("NAV")	187	—	—	—	184	—	—	—
Restricted cash	105	105	—	—	109	109	—	—
Long-term investments:
Equity securities	160	160	—	—	99	99	—	—
Enhanced equipment trust certificates ("EETC")	18	—	—	18	22	—	—	22
Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of September 30, 2018, asset-backed securities have remaining maturities of less than one year to approximately 16 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately two years. The EETC securities mature in 2019.
Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with facility leases and other insurance related obligations.
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
Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	September 30, 2018					December 31, 2017
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$13,128	$13,230	$—	$9,736	$3,494	$13,268	$13,787	$—	$10,115	$3,672
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

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
NOTE 8 - COMMITMENTS AND CONTINGENCIES
Commitments. As of September 30, 2018, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	154
Boeing 777-300ER	1
Boeing 787	27
Embraer E175	25
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. For the remainder of 2018, the Company expects to take delivery of three Boeing 787 aircraft, three Boeing 737 MAX aircraft and one Boeing 777-300ER aircraft. United also has an agreement to purchase 20 used Airbus A319 aircraft with expected delivery dates scheduled in 2020 and 2021.
During the third quarter of 2018, United entered into an agreement with the lessor of 54 Embraer ERJ 145 aircraft to purchase those aircraft in 2019. The provisions of the new lease agreement resulted in a change in accounting classification of these new leases from operating leases to capital leases up until the purchase date.
The table below summarizes United's commitments as of September 30, 2018, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments. Any additional firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last three months of 2018	$1.1
2019	4.1
2020	4.2
2021	2.9
2022	1.7
After 2022	9.8
$23.8
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
The table below summarizes the Company's scheduled future minimum lease payments under facility operating leases having initial or remaining noncancelable lease terms of more than one year as of September 30, 2018 (in millions):

Facility and Other Operating Leases
Last three months of 2018	$345
2019	1,244
2020	1,338
2021	1,104
2022	966
After 2022	7,934
$12,931
Guarantees. As of September 30, 2018, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with approximately $466 million of these obligations are accounted for as capital leases. All of these bonds are due between 2019 and 2038.
Increased Cost Provisions. In the Company's financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2018, the Company had $3.2 billion of floating rate debt and $35 million of fixed rate debt with remaining terms of up to 10 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 10 years and an aggregate balance of $3.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
As of September 30, 2018, United is the guarantor of $148 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Labor Negotiations. As of September 30, 2018, United had approximately 90,900 employees, of whom approximately 82% were represented by various U.S. labor organizations. UNITE HERE is attempting to organize United's Catering Operations employees, who are currently unrepresented. The National Mediation Board authorized a union election for United's Catering Operations employees with voting concluding October 23, 2018.
NOTE 9 - DEBT
As of September 30, 2018, a substantial portion of the Company's assets, principally aircraft, certain route authorities and airport slots, was pledged under various loan and other agreements. As of September 30, 2018, UAL and United were in compliance with their respective debt covenants. In May 2018, the Company's Amended and Restated Credit and Guaranty Agreement (as amended, the "2017 Credit Agreement") was amended to reduce the interest rate on the term loan by 0.25%. As of September 30, 2018, United had its entire capacity of $2.0 billion available under the revolving credit facility of the 2017 Credit Agreement.
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

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt during 2018 and recorded as debt as of September 30, 2018
February 2018	AA	$677	March 2030	3.50%	$677
February 2018	A	258	March 2030	3.70%	258
May 2018	B	226	March 2026	4.60%	226
		$1,161			$1,161

The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at September 30, 2018 under then-outstanding long-term debt agreements (in millions):

Last three months of 2018	$208
2019	1,205
2020	1,242
2021	1,230
2022	1,565
After 2022	7,838
$13,288

NOTE 10 - SPECIAL CHARGES AND MARK-TO-MARKET ADJUSTMENTS
For the three and nine months ended September 30, special charges consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating:	2018	2017	2018	2017
Impairment of assets	$11	$15	$145	$15
Severance and benefit costs	9	23	34	101
(Gains) losses on sale of assets and other special charges	(3)	12	7	29
Total special charges	17	50	186	145
Nonoperating mark-to-market ("MTM") (gains) losses on equity investments	(29)	—	61	—
Total special charges and MTM (gains) losses on equity investments	(12)	50	247	145
Income tax expense (benefit)	3	(18)	(55)	(52)
Total special charges and MTM (gains) losses on equity investments, net of tax	$(9)	$32	$192	$93
In May 2018, the Brazil–United States open skies agreement was ratified, which provides air carriers with unrestricted access between the United States and Brazil. The Company determined that the approval of the open skies agreement impaired the entire value of its Brazil route authorities because the agreement removes all limitations or reciprocity requirements for flights between the United States and Brazil. Accordingly, the Company recorded a $105 million special charge ($82 million net of taxes) to write off the entire value of the intangible asset associated with its Brazil routes. This asset is not part of any collateral pledged against any of the Company's borrowings. The Company continues to maintain its slot assets related to Brazil since airport access is still regulated by slot allocations that are limited by airport facility constraints. For the three and nine months ended September 30, 2018, the Company also recorded $11 million ($9 million net of taxes) and $40 million ($31 million net of taxes), respectively, of fair value adjustments related to aircraft purchased off lease, write-off of unexercised aircraft purchase options and other impairments related to certain fleet types and international slots no longer in use.
During the three months ended September 30, 2017, the Company recorded a $15 million ($10 million net of taxes) intangible asset impairment charge related to a maintenance service agreement.
During the three and nine months ended September 30, 2018, the Company recorded severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters of $5 million ($4 million net of taxes) and $19 million ($15 million net of taxes), respectively. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through 2018. Also during the three and nine months ended September 30, 2018, the Company recorded other management severance of $4 million ($3 million net of taxes) and $15 million ($12 million net of taxes), respectively.
During the three and nine months ended September 30, 2017, the Company recorded $16 million ($10 million net of taxes) and $73 million ($47 million net of taxes), respectively, of severance and benefit costs related to the voluntary early-out program for its technicians and related employees, and $7 million ($5 million net of taxes) and $28 million ($18 million net of taxes), respectively, of management severance.
During the three and nine months ended September 30, 2018, the Company recorded $3 million ($2 million net of taxes) of gains primarily related to the sale of aircraft engines and $7 million ($5 million net of taxes) of losses primarily related to contract termination of regional aircraft operations in Guam, respectively.
During the three months ended September 30, 2017, the Company recorded $12 million ($7 million net of taxes) of charges primarily related to damages from tropical storms. During the nine months ended September 30, 2017, in addition to the $12 million of third-quarter charges, the Company recorded $17 million ($11 million net of taxes) of charges primarily associated with aircraft gains and losses.
During the three and nine months ended September 30, 2018, the Company recorded gains of $29 million ($23 million net of taxes) and losses of $61 million ($47 million net of taxes), respectively, for the change in market value of certain of its equity investments. For equity investments subject to MTM accounting, the Company records gains and losses to Nonoperating income (expense): Miscellaneous, net in its statements of consolidated operations.

Accrual Activity
The severance-related accrual as of September 30, 2018 is primarily related to severance and other compensation expense associated with voluntary employee early retirement programs and is expected to be mostly paid by the end of 2018. The accrual balance for future lease payments on permanently grounded aircraft as of September 30, 2018 is expected to be mostly paid through 2025. Activity related to these accruals is as follows (in millions):

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2017	$37	$22
Accrual	34	—
Payments	(42)	(2)
Balance at September 30, 2018	$29	$20

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2016	$14	$41
Accrual	101	—
Payments	(84)	(13)
Balance at September 30, 2017	$31	$28

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
The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world's largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,700 flights a day to 356 airports across five continents.
Third Quarter Highlights

•	Third quarter 2018 net income was $836 million, or $3.06 diluted earnings per share, as compared to net income of $645 million, or diluted earnings per share of $2.15, in the third quarter of 2017.

•	Passenger revenue increased 11.6% to $10.1 billion during the third quarter of 2018 as compared to the third quarter of 2017.

•	Third quarter 2018 aircraft fuel cost increased $763 million, 42.2% year-over-year.

•
Consolidated traffic increased 7.2% and consolidated capacity increased 5.1% during the third quarter of 2018 as compared to the third quarter of 2017. The Company's load factor for the third quarter of 2018 was 86.0%.

Outlook
In 2018, the Company expects its consolidated available seat miles to grow approximately 4.9% year-over-year. Most of this growth will be concentrated in our domestic network, especially in our mid-continent hubs. We believe greater scale and connectivity at our hubs reinforces our relevance and value proposition to our customers. Rebanking at our hubs is expected to drive significant additional connection opportunities. We will also expand flights in non-peak times of the year to more efficiently use our aircraft and facilities with the objective of driving an increase in profitability.
The price of jet fuel remains volatile. Based on projected fuel consumption in 2018, a one dollar change in the price of a barrel of crude oil would change the Company's annual fuel expense by approximately $98 million.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended September 30, 2018 as compared to the corresponding period in 2017.
Third Quarter 2018 Compared to Third Quarter 2017
The Company recorded net income of $836 million in the third quarter of 2018 as compared to net income of $645 million in the third quarter of 2017. The Company considers a key measure of its performance to be operating income, which was $1.2 billion for the third quarter of 2018, as compared to $1.1 billion for the third quarter of 2017, a $65 million increase year-over-year. Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2018	2017	Increase (Decrease)	% Change
Operating revenue	$11,003	$9,899	$1,104	11.2
Operating expense	9,800	8,761	1,039	11.9
Operating income	1,203	1,138	65	5.7
Nonoperating income (expense)	(142)	(145)	(3)	(2.1)
Income tax expense	225	348	(123)	(35.3)
Net income	$836	$645	$191	29.6
Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2018	2017	Increase (Decrease)	% Change
Passengers (thousands) (a)	42,886	39,302	3,584	9.1
Revenue passenger miles ("RPMs") (millions) (b)	63,393	59,145	4,248	7.2
Available seat miles ("ASMs") (millions) (c)	73,681	70,083	3,598	5.1
Passenger load factor (d)	86.0%	84.4%	1.6 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	13.73	12.94	0.79	6.1
Average yield per revenue passenger mile ("Yield") (cents) (e)	15.96	15.33	0.63	4.1
Cost per available seat mile ("CASM") (cents)	13.30	12.50	0.80	6.4
Average price per gallon of fuel, including fuel taxes	$2.32	$1.70	$0.62	36.5
Fuel gallons consumed (millions)	1,111	1,065	46	4.3
Average full-time equivalent employees	89,000	87,300	1,700	1.9
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

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Passenger revenue	$10,120	$9,069	$1,051	11.6
Cargo	296	279	17	6.1
Other operating revenue	587	551	36	6.5
Total operating revenue	$11,003	$9,899	$1,104	11.2
The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Consolidated
Increase (decrease) from 2017:
Passenger revenue (in millions)	$810	$209	$38	$(6)	$1,051
Passenger revenue	14.9%	12.1%	3.4%	(0.8)%	11.6%
Average fare per passenger	3.5%	1.7%	12.2%	1.5%	2.3%
Yield	5.0%	1.3%	5.1%	(1.2)%	4.1%
PRASM	6.7%	7.1%	5.3%	(3.4)%	6.1%
Passengers	11.0%	10.3%	(7.9)%	(2.2)%	9.1%
RPMs (traffic)	9.4%	10.7%	(1.6)%	0.4%	7.2%
ASMs (capacity)	7.6%	4.7%	(1.9)%	2.7%	5.1%
Passenger load factor (points)	1.4	4.7	0.3	(1.9)	1.6
Passenger revenue in the third quarter of September 30, 2018 increased $1.1 billion, or 11.6%, as compared to the year-ago period primarily due to a 7.2% increase in traffic and a 1.6 point increase in load factor. Third quarter 2018 PRASM and yield increased 6.1% and 4.1%, respectively, compared to the third quarter of 2017, primarily as a result of improved close in demand in the domestic markets and premium cabin demand improvements in the Atlantic and Pacific markets.
Cargo revenue increased $17 million, or 6.1%, in the third quarter of 2018 as compared to the year-ago period primarily due to higher yields and higher Pacific freight volumes.
Other operating revenue increased by $36 million, or 6.5%, in the third quarter of 2018 as compared to the year-ago period primarily due to increased MileagePlus related revenue. See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information related to revenue.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Salaries and related costs	$2,930	$2,785	$145	5.2
Aircraft fuel	2,572	1,809	763	42.2
Regional capacity purchase	663	567	96	16.9
Landing fees and other rent	596	585	11	1.9
Depreciation and amortization	564	556	8	1.4
Aircraft maintenance materials and outside repairs	455	451	4	0.9
Distribution expenses	427	377	50	13.3
Aircraft rent	109	145	(36)	(24.8)
Special charges	17	50	(33)	NM
Other operating expenses	1,467	1,436	31	2.2
Total operating expenses	$9,800	$8,761	$1,039	11.9

Salaries and related costs increased $145 million, or 5.2%, in the third quarter of 2018 as compared to the year-ago period primarily due to contractually higher pay rates and benefit expenses driven by collective bargaining agreements, and a 1.9% increase in average full-time equivalent employees.
Aircraft fuel expense increased $763 million, or 42.2%, in the third quarter of 2018 as compared to the year-ago period primarily due to a 36.5% increase in the average price per gallon of aircraft fuel and a 5.1% increase in capacity.
Regional capacity purchase increased $96 million, or 16.9%, in the third quarter of 2018 as compared to the year-ago period primarily due to increased regional flying related to the Company's initiative to improve connectivity at its domestic hubs, as well as rate increases under various capacity purchase agreements with regional carriers.
Distribution expenses increased $50 million, or 13.3%, in the third quarter of 2018 as compared to the year-ago period primarily due to higher credit card fees as a result of the overall increase in passenger revenue including premium cabin tickets.
Aircraft rent decreased $36 million, or 24.8%, in the third quarter of 2018 as compared to the year-ago period, primarily due to the purchase of leased aircraft.
Details of the Company's special charges include the following for the three months ended September 30 (in millions):

	2018	2017
Impairment of assets	$11	$15
Severance and benefit costs	9	23
(Gains) losses on sale of assets and other special charges	(3)	12
Special charges	$17	$50
See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Interest expense	$(187)	$(169)	$18	10.7
Interest capitalized	18	20	(2)	(10.0)
Interest income	28	17	11	64.7
Miscellaneous, net	(1)	(13)	(12)	(92.3)
Total	$(142)	$(145)	$(3)	(2.1)
Interest expense increased $18 million, or 10.7%, in the third quarter of 2018 as compared to the year-ago period, primarily due to $13 million of additional expense related to 54 Embraer ERJ 145 aircraft that converted from operating leases to capital leases. During the third quarter of 2018, United entered into an agreement with the lessor of 54 Embraer ERJ 145 aircraft to purchase those aircraft in 2019. The provisions of the new lease agreement resulted in a change in accounting classification of these new leases from operating leases to capital leases up until the purchase date.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Nine Months 2018 Compared to First Nine Months 2017
The Company recorded net income of $1.7 billion in the first nine months of 2018 as compared to net income of $1.6 billion in the first nine months of 2017. The Company considers a key measure of its performance to be operating income, which was $2.6 billion for the first nine months of 2018, as compared to $2.9 billion for the first nine months of 2017, a $255 million decrease year-over-year. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2018	2017	Increase (Decrease)	% Change
Operating revenue	$30,812	$28,333	$2,479	8.7
Operating expense	28,172	25,438	2,734	10.7
Operating income	2,640	2,895	(255)	(8.8)
Nonoperating income (expense)	(538)	(475)	63	13.3
Income tax expense	435	855	(420)	(49.1)
Net income	$1,667	$1,565	$102	6.5
Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2018	2017	Increase (Decrease)	% Change
Passengers (thousands) (a)	118,439	110,654	7,785	7.0
RPMs (millions) (b)	173,187	163,112	10,075	6.2
ASMs (millions) (c)	206,360	197,358	9,002	4.6
Passenger load factor (d)	83.9%	82.6%	1.3 pts.	N/A
PRASM (cents)	13.64	13.11	0.53	4.0
Yield (cents) (e)	16.25	15.86	0.39	2.5
CASM (cents)	13.65	12.89	0.76	5.9
Average price per gallon of fuel, including fuel taxes	$2.23	$1.68	$0.55	32.7
Fuel gallons consumed (millions)	3,101	2,998	103	3.4
Average full-time equivalent employees	87,100	86,200	900	1.0
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
Operating Revenue
The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Passenger revenue	$28,150	$25,873	$2,277	8.8
Cargo	903	790	113	14.3
Other operating revenue	1,759	1,670	89	5.3
Total operating revenue	$30,812	$28,333	$2,479	8.7
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Domestic	Atlantic	Pacific	Latin	Consolidated
Increase (decrease) from 2017:
Passenger revenue (in millions)	$1,651	$553	$93	$(20)	$2,277
Passenger revenue	10.5%	12.4%	2.9%	(0.8)%	8.8%
Average fare per passenger	1.7%	1.5%	10.0%	2.5%	1.6%
Yield	2.9%	1.1%	2.5%	(0.8)%	2.5%
PRASM	3.4%	7.8%	2.5%	(0.3)%	4.0%
Passengers	8.6%	10.7%	(6.5)%	(3.2)%	7.0%
RPMs (traffic)	7.4%	11.2%	0.3%	—%	6.2%
ASMs (capacity)	6.8%	4.3%	0.4%	(0.5)%	4.6%
Passenger load factor (points)	0.5	5.0	(0.1)	0.4	1.3
Consolidated passenger revenue in the first nine months of 2018 increased $2.3 billion, or 8.8%, as compared to the year-ago period primarily due to a 6.2% increase in traffic. Consolidated PRASM and consolidated yield for the first nine months of 2018 increased 4.0% and 2.5%, respectively, as compared to the first nine months of 2017 as a result of improved close in demand in the domestic markets and premium cabin demand improvements in the Atlantic and Pacific markets.
Cargo revenue increased $113 million, or 14.3%, in the first nine months of 2018 as compared to the year-ago period primarily due to higher yield and higher Atlantic and Pacific freight volumes.
Other operating revenue increased $89 million, or 5.3%, in the first nine months of 2018 as compared to the year-ago period primarily due to increased MileagePlus related revenue. See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information related to revenue.
Operating Expenses
The table below includes data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Salaries and related costs	$8,534	$8,263	$271	3.3
Aircraft fuel	6,927	5,038	1,889	37.5
Regional capacity purchase	1,963	1,652	311	18.8
Landing fees and other rent	1,757	1,670	87	5.2
Depreciation and amortization	1,662	1,610	52	3.2
Aircraft maintenance materials and outside repairs	1,333	1,377	(44)	(3.2)
Distribution expenses	1,162	1,081	81	7.5
Aircraft rent	355	476	(121)	(25.4)
Special charges	186	145	41	NM
Other operating expenses	4,293	4,126	167	4.0
Total operating expenses	$28,172	$25,438	$2,734	10.7
Salaries and related costs increased $271 million, or 3.3%, in the first nine months of 2018 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by collective bargaining agreements, and a 1.0% increase in average full-time equivalent employees, partially offset by a decrease in employee incentive programs expense.
Aircraft fuel increased $1.9 billion, or 37.5%, in the first nine months of 2018 as compared to the year-ago period primarily due to a 32.7% increase in the average price per gallon of aircraft fuel and a 4.6% increase in capacity.
Regional capacity purchase increased $311 million, or 18.8%, in the first nine months of 2018 as compared to the year-ago period primarily due to increased regional flying related to the Company's initiative to improve connectivity at its domestic hubs, as well as rate increases under various capacity purchase agreements with regional carriers.
Landing fees and other rent increased $87 million, or 5.2%, in the first nine months of 2018 as compared to the year-ago period, primarily due to increased rates and capacity growth.

Distribution expenses increased $81 million, or 7.5%, in the first nine months of 2018 as compared to the year-ago period, primarily due to higher credit card fees as a result of the overall increase in passenger revenue including premium cabin tickets.
Aircraft rent decreased $121 million, or 25.4%, in the first nine months of 2018 as compared to the year-ago period, primarily due to the purchase of leased aircraft and lease term expirations.
Other operating expenses increased $167 million, or 4.0%, in the first nine months of 2018 as compared to the year-ago period due to increases in purchased services related to our airport operations, technology initiatives, and trucking and handling of cargo shipments.
Details of the Company's special charges include the following for the nine months ended September 30 (in millions):

	2018	2017
Impairment of assets	$145	$15
Severance and benefit costs	34	101
(Gains) losses on sale of assets and other special charges	7	29
Special charges	$186	$145
See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2018	2017	Increase (Decrease)	% Change
Interest expense	$(540)	$(498)	$42	8.4
Interest capitalized	51	64	(13)	(20.3)
Interest income	70	41	29	70.7
Miscellaneous, net	(119)	(82)	37	45.1
Total	$(538)	$(475)	$63	13.3
Miscellaneous, net includes, in the first nine months of 2018, a $61 million loss for the change in market value of certain of the Company's equity investments.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of September 30, 2018, the Company had $4.9 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $3.8 billion at December 31, 2017. As of September 30, 2018, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement (as amended, the "2017 Credit Agreement") available for borrowings. In May 2018, the 2017 Credit Agreement was amended to reduce the interest rate on the term loan by 0.25%. At September 30, 2018, the Company also had $105 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and collateral associated with facility leases and other insurance related obligations.
We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. As of September 30, 2018, the Company had approximately $14.4 billion of debt and capital lease obligations, including $1.0 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of September 30, 2018, our current liabilities exceeded our current assets by approximately $5.0 billion. However, approximately $7.5 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of September 30, 2018, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	154
Boeing 777-300ER	1
Boeing 787	27
Embraer E175	25
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. For the remainder of 2018, the Company expects to take delivery of three Boeing 787 aircraft, three Boeing 737 MAX aircraft and one Boeing 777-300ER aircraft. United also has an agreement to purchase 20 used Airbus A319 aircraft with expected delivery dates scheduled in 2020 and 2021.
As of September 30, 2018, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for approximately $23.8 billion, of which approximately $1.1 billion, $4.1 billion, $4.2 billion, $2.9 billion, $1.7 billion and $9.8 billion are due in the last three months of 2018 and for the full year for 2019, 2020, 2021, 2022 and thereafter, respectively. Any additional firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.
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
As of September 30, 2018, a substantial portion of the Company's assets, principally aircraft, certain route authorities and airport slots, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.
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
Sources and Uses of Cash
Operating Activities. Cash flow provided by operations was $5.1 billion for the nine months ended September 30, 2018 compared to $2.7 billion in the same period in 2017. Operating income for the first nine months of 2018 was $2.6 billion, compared to $2.9 billion in the same period in 2017. Changes in working capital items increased $2.6 billion year-over-year, which accounted for the increase in cash flow from operations, including a $0.4 billion increase in advance ticket sales associated with our overall traffic growth, a $1.0 billion increase in mileage sales, of which $0.7 billion are due to our co-branded credit card partner fully utilizing its pre-purchased miles in 2017, a $0.3 billion increase related to timing of accounts payable, a $0.3 billion decrease in employee incentive payments in the first nine months of 2018 as compared to the year-ago period, and a $0.5 billion increase in prepayments in the first nine months of 2017.

Investing Activities. Capital expenditures were approximately $2.6 billion and $2.9 billion in the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures for the nine months ended September 30, 2018 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.
Financing Activities. During the nine months ended September 30, 2018, the Company made debt and capital lease payments of $1.6 billion.
In the nine months ended September 30, 2018, United received and recorded $1.2 billion of proceeds as debt from the EETC pass-through trusts established in February and May 2018. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.
Share Repurchase Programs. In the three and nine months ended September 30, 2018, UAL repurchased approximately 0.5 million and 14.8 million shares, respectively, of UAL common stock in open market transactions for $34 million and $1.0 billion, respectively. As of September 30, 2018, the Company had approximately $2.0 billion remaining to purchase shares under its share repurchase program.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2018, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2018
During the three months ended September 30, 2018, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2017 Annual Report for a description of legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2017 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2018:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
July 2018	479,289	$70.94	479,289	$1,990
August 2018	—	—	—	1,990
September 2018	—	—	—	1,990
Total	479,289		479,289
(a) In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. As of September 30, 2018, the Company had approximately $2.0 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.
(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 8,704 shares were withheld under these plans in the third quarter of 2018 at an average price per share of $79.57. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

10.1^	UAL United	Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

^ Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Continental Holdings, Inc.
(Registrant)

Date:	October 17, 2018	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 17, 2018	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 17, 2018	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 17, 2018	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)