Form 10-Q
period 2019-03-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2019-04-17
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

United Continental Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 12, 2019 is shown below:

United Continental Holdings, Inc.	263,129,397 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 shares of common stock ($0.01 par value) (100% owned by United Continental Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018 (a)
Operating revenue:
Passenger revenue	$8,725	$8,149
Cargo	286	293
Other operating revenue	578	590
Total operating revenue	9,589	9,032

Operating expense:
Salaries and related costs	2,873	2,726
Aircraft fuel	2,023	1,965
Regional capacity purchase	688	630
Landing fees and other rent	588	579
Depreciation and amortization	547	524
Aircraft maintenance materials and outside repairs	408	440
Distribution expenses	360	342
Aircraft rent	81	127
Special charges	18	40
Other operating expenses	1,508	1,397
Total operating expenses	9,094	8,770
Operating income	495	262

Nonoperating income (expense):
Interest expense	(188)	(162)
Interest capitalized	22	18
Interest income	29	17
Miscellaneous, net	9	47
Total nonoperating expense, net	(128)	(80)
Income before income taxes	367	182
Income tax expense	75	37
Net income	$292	$145
Earnings per share, basic and diluted	$1.09	$0.51

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2019	2018 (a)
Net income	$292	$145

Other comprehensive income, net change related to:
Employee benefit plans, net of taxes	7	30
Investments and other, net of taxes	3	3
Total other comprehensive income, net	10	33

Total comprehensive income, net	$302	$178

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2019	December 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,848	$1,694
Short-term investments	2,219	2,256
Receivables, less allowance for doubtful accounts (2019 — $8; 2018 — $8)	1,789	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019 — $421; 2018 — $412)	972	985
Prepaid expenses and other	780	733
Total current assets	7,608	7,094
Operating property and equipment:
Flight equipment	33,705	32,599
Other property and equipment	7,165	6,889
Purchase deposits for flight equipment	1,455	1,177
Total operating property and equipment, at cost	42,325	40,665
Less — Accumulated depreciation and amortization	(13,739)	(13,266)
Total operating property and equipment, net	28,586	27,399

Operating lease right-of-use assets	5,065	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019 — $1,395; 2018 — $1,380)	3,144	3,159
Restricted cash	103	105
Notes receivable, net	512	516
Investments in affiliates and other, net	1,098	966
Total other assets	9,380	9,269
Total assets	$50,639	$49,024
(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2019	December 31, 2018 (a)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$6,006	$4,381
Accounts payable	2,707	2,363
Frequent flyer deferred revenue	2,388	2,286
Accrued salaries and benefits	1,660	2,184
Current maturities of long-term debt	1,201	1,230
Current maturities of finance leases	133	123
Current maturities of operating leases	639	719
Other	601	553
Total current liabilities	15,335	13,839

Long-term debt	12,734	12,215
Long-term obligations under finance leases	236	224
Long-term obligations under operating leases	5,145	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,750	2,719
Postretirement benefit liability	1,287	1,295
Pension liability	1,454	1,576
Deferred income taxes	898	828
Other	998	1,010
Total other liabilities and deferred credits	7,387	7,428
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 264,271,125 and 269,914,769 shares at March 31, 2019 and December 31, 2018, respectively	3	3
Additional capital invested	6,080	6,120
Retained earnings	6,999	6,715
Stock held in treasury, at cost	(2,487)	(1,993)
Accumulated other comprehensive loss	(793)	(803)
Total stockholders' equity	9,802	10,042
Total liabilities and stockholders' equity	$50,639	$49,024

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2019	2018 (a)
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,915	$1,709

Cash Flows from Investing Activities:
Capital expenditures	(1,609)	(944)
Purchases of short-term and other investments	(724)	(596)
Proceeds from sale of short-term and other investments	768	840
Loans made to others	—	(10)
Investment in affiliates	(27)	—
Other, net	12	15
Net cash used in investing activities	(1,580)	(695)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	646	673
Payments of long-term debt	(250)	(189)
Repurchases of common stock	(513)	(529)
Principal payments under finance leases	(20)	(18)
Capitalized financing costs	(17)	(16)
Other, net	(29)	(16)
Net cash used in financing activities	(183)	(95)
Net increase in cash, cash equivalents and restricted cash	152	919
Cash, cash equivalents and restricted cash at beginning of the period	1,799	1,591
Cash, cash equivalents and restricted cash at end of the period (b)	$1,951	$2,510

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$92	$60
Operating lease conversions to finance lease	36	—
Right-of-use assets acquired through operating leases	51	103
Property and equipment acquired through finance leases	8	—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

(b) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$1,848	$2,404
Restricted cash (included in Prepaid expenses and other)	—	11
Restricted cash	103	95
Total cash, cash equivalents and restricted cash	$1,951	$2,510

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018 (a)	269.9	$3	$6,120	$(1,993)	$6,715	$(803)	$10,042
Net income	—	—	—	—	292	—	292
Other comprehensive income	—	—	—	—	—	10	10
Stock settled share-based compensation	—	—	14	—	—	—	14
Repurchases of common stock	(6.1)	—	—	(527)	—	—	(527)
Net treasury stock issued for share-based awards	0.5	—	(54)	33	(8)	—	(29)
Balance at March 31, 2019	264.3	$3	$6,080	$(2,487)	$6,999	$(793)	$9,802

Balance at December 31, 2017 (a)	287.0	$3	$6,098	$(769)	$4,603	$(1,147)	$8,788
Net income (a)	—	—	—	—	145	—	145
Other comprehensive income	—	—	—	—	—	26	26
Stock settled share-based compensation	—	—	15	—	—	—	15
Repurchases of common stock	(7.8)	—	—	(569)	—	—	(569)
Net treasury stock issued for share-based awards	0.2	—	(36)	24	(5)	—	(17)
Adoption of accounting standard related to equity investments	—	—	—	—	(7)	7	—
Balance at March 31, 2018 (a)	279.4	$3	$6,077	$(1,314)	$4,736	$(1,114)	$8,388

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2019	2018 (a)
Operating revenue:
Passenger revenue	$8,725	$8,149
Cargo	286	293
Other operating revenue	578	590
Total operating revenue	9,589	9,032

Operating expense:
Salaries and related costs	2,873	2,726
Aircraft fuel	2,023	1,965
Regional capacity purchase	688	630
Landing fees and other rent	588	579
Depreciation and amortization	547	524
Aircraft maintenance materials and outside repairs	408	440
Distribution expenses	360	342
Aircraft rent	81	127
Special charges	18	40
Other operating expenses	1,507	1,397
Total operating expense	9,093	8,770
Operating income	496	262

Nonoperating income (expense):
Interest expense	(188)	(162)
Interest capitalized	22	18
Interest income	29	17
Miscellaneous, net	9	47
Total nonoperating expense, net	(128)	(80)
Income before income taxes	368	182
Income tax expense	75	37
Net income	$293	$145

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2019	2018 (a)
Net income	$293	$145

Other comprehensive income, net change related to:
Employee benefit plans, net of taxes	7	30
Investments and other, net of taxes	3	3
Total other comprehensive income, net	10	33

Total comprehensive income, net	$303	$178

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2019	December 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,842	$1,688
Short-term investments	2,219	2,256
Receivables, less allowance for doubtful accounts (2019 — $8; 2018 — $8)	1,789	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019 — $421; 2018 — $412)	972	985
Prepaid expenses and other	780	733
Total current assets	7,602	7,088
Operating property and equipment:
Flight equipment	33,705	32,599
Other property and equipment	7,165	6,889
Purchase deposits for flight equipment	1,455	1,177
Total operating property and equipment, at cost	42,325	40,665
Less — Accumulated depreciation and amortization	(13,739)	(13,266)
Total operating property and equipment, net	28,586	27,399

Operating lease right-of-use assets	5,065	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019 — $1,395; 2018 — $1,380)	3,144	3,159
Restricted cash	103	105
Notes receivable, net	512	516
Investments in affiliates and other, net	1,098	966
Total other assets	9,380	9,269
Total assets	$50,633	$49,018

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2019	December 31, 2018 (a)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$6,006	$4,381
Accounts payable	2,707	2,363
Frequent flyer deferred revenue	2,388	2,286
Accrued salaries and benefits	1,660	2,184
Current maturities of long-term debt	1,201	1,230
Current maturities of finance leases	133	123
Current maturities of operating leases	639	719
Other	606	558
Total current liabilities	15,340	13,844

Long-term debt	12,734	12,215
Long-term obligations under finance leases	236	224
Long-term obligations under operating leases	5,145	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,750	2,719
Postretirement benefit liability	1,287	1,295
Pension liability	1,454	1,576
Deferred income taxes	925	855
Other	999	1,010
Total other liabilities and deferred credits	7,415	7,455
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2019 and December 31, 2018	—	—
Additional capital invested	84	598
Retained earnings	10,612	10,319
Accumulated other comprehensive loss	(793)	(803)
Receivable from related parties	(140)	(110)
Total stockholder's equity	9,763	10,004
Total liabilities and stockholder's equity	$50,633	$49,018

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2019	2018 (a)

Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,886	$1,692

Cash Flows from Investing Activities:
Capital expenditures	(1,609)	(944)
Purchases of short-term investments and other investments	(724)	(596)
Proceeds from sale of short-term and other investments	768	840
Loans made to others	—	(10)
Investment in affiliates	(27)	—
Other, net	12	15
Net cash used in investing activities	(1,580)	(695)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	646	673
Dividend to UAL	(513)	(529)
Payments of long-term debt	(250)	(189)
Principal payments under finance leases	(20)	(18)
Capitalized financing costs	(17)	(16)
Other, net	—	1
Net cash used in financing activities	(154)	(78)
Net increase in cash, cash equivalents and restricted cash	152	919
Cash, cash equivalents and restricted cash at beginning of the period	1,793	1,585
Cash, cash equivalents and restricted cash at end of the period (b)	$1,945	$2,504

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$92	$60
Operating lease conversions to finance lease	36	—
Right-of-use assets acquired through operating leases	51	103
Property and equipment acquired through finance leases	8	—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

(b) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$1,842	$2,398
Restricted cash (included in Prepaid expenses and other)	—	11
Restricted cash	103	95
Total cash, cash equivalents and restricted cash	$1,945	$2,504

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total

Balance at December 31, 2018 (a)	$598	$10,319	$(803)	$(110)	$10,004
Net income	—	293	—	—	293
Other comprehensive income	—	—	10	—	10
Dividend to UAL	(528)	—	—	—	(528)
Stock settled share-based compensation	14	—	—	—	14
Other	—	—	—	(30)	(30)
Balance at March 31, 2019	$84	$10,612	$(793)	$(140)	$9,763

Balance at December 31, 2017 (a)	$1,787	$8,201	$(1,147)	$(90)	$8,751
Net income (a)	—	145	—	—	145
Other comprehensive income	—	—	26	—	26
Dividend to UAL	(569)	—	—	—	(569)
Stock settled share-based compensation	15	—	—	—	15
Other	—	(7)	7	(18)	(18)
Balance at March 31, 2018 (a)	$1,233	$8,339	$(1,114)	$(108)	$8,350

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company's quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.
NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 842, Leases (the "New Lease Standard"), effective January 1, 2019. The Company used the modified retrospective approach for all leases existing at or commencing after January 1, 2017 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The New Lease Standard prescribes that an entity should recognize a right-of-use asset and a lease liability for all leases at the commencement date of each lease and recognize expenses on their income statements similar to the prior FASB Accounting Standards Codification Topic 840, Leases ("Topic 840").
The adoption of the New Lease Standard had the same impact on the financial statements of United as it had on the financial statements of UAL. The table below presents the impact of the adoption of the New Lease Standard on select accounts and captions of UAL's statement of consolidated operations for the first quarter of 2018 (in millions, except per share amounts):

	As Reported	New Lease Standard Adjustments	As Adjusted
Regional capacity purchase	$619	$11	$630
Landing fees and other rent	558	21	579
Depreciation and amortization	541	(17)	524
Interest expense	(176)	14	(162)
Interest capitalized	19	(1)	18
Net income	147	(2)	145
Earnings per share, basic and diluted	0.52	(0.01)	0.51
The expense for leases under the New Lease Standard will continue to be classified in their historical income statement captions (primarily in Aircraft rent, Landing fees and other rent and Regional capacity purchase in our statements of consolidated operations). The adoption of the New Lease Standard resulted in the recharacterization of certain leases from capital leases under Topic 840 to operating leases under the New Lease Standard. This change resulted in less depreciation and amortization and interest expense associated with capital leases offset by higher lease expense associated with operating leases. The recharacterization is associated with leases of certain airport facilities that were derecognized as part of the build-to-suit transition guidance under the New Lease Standard. The reduction in capitalized interest is also associated with the same airport facilities leases.

The table below presents the impact of the adoption of the New Lease Standard on UAL's balance sheet accounts and captions as of December 31, 2018 (in millions):

	As Reported	New Lease Standard Adjustments	As Adjusted
Receivables, less allowance for doubtful accounts	$1,346	$80	$1,426
Prepaid expenses and other	913	(180)	733
Flight equipment, owned and finance leases (a)	32,636	(37)	32,599
Other property and equipment, owned and finance leases (a)	7,930	(1,041)	6,889
Less-Accumulated depreciation and amortization, owned and finance leases (a)	(13,414)	148	(13,266)
Operating lease right-of-use assets	—	5,262	5,262
Current maturities of finance leases (a)	149	(26)	123
Current maturities of operating leases	—	719	719
Other current liabilities	619	(66)	553
Long-term obligations under finance leases (a)	1,134	(910)	224
Long-term obligations under operating leases	—	5,276	5,276
Deferred income taxes	814	14	828
Other long-term liabilities	1,832	(822)	1,010
Retained earnings	6,668	47	6,715
(a) Finance leases, under the New Lease Standard, are the equivalent of capital leases under Topic 840.

The table below presents the impact of the adoption of the New Lease Standard on select line items of UAL's statement of consolidated cash flows for the first quarter of 2018 (in millions):

	As Reported	New Lease Standard Adjustments	As Adjusted
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,733	$(24)	$1,709

Cash Flows from Investing Activities:
Capital expenditures	(979)	35	(944)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	696	(23)	673
Principal payments under finance leases	(30)	12	(18)
The adoption of the New Lease Standard primarily resulted in the recording of assets and obligations of our operating leases on our consolidated balance sheets. Certain amounts recorded for prepaid and accrued rent associated with historical operating leases were reclassified to the newly captioned Operating lease right-of-use assets in the consolidated balance sheets. Also, certain leases designated under Topic 840 as owned assets and capital leases are not considered to be assets under the New Lease Standard and have been removed from the consolidated balance sheets, along with the related capital lease liability, due to the leases having variable lease payments.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). The main objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The amendments are effective for public business entities for fiscal years and interim periods beginning after December 15, 2019. The Company is evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
NOTE 2 - REVENUE
Revenue by Geography. The following table presents operating revenue by geographic region (in millions):

	Three Months Ended March 31,
	2019	2018
Domestic (U.S. and Canada)	$5,875	$5,476
Atlantic	1,458	1,389
Pacific	1,281	1,231
Latin America	975	936
Total	$9,589	$9,032

Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $571 million and $497 million of ancillary fees within passenger revenue in the three months ended March 31, 2019 and 2018, respectively.

Advance Ticket Sales. All tickets sold at any given point of time have travel dates extending up to twelve months. The Company defers amounts related to future travel in its Advance ticket sales liability account. As a result, the balance of the Company's Advance ticket sales liability represents activity that will be recognized in the next twelve months. In the three months ended March 31, 2019 and 2018, the Company recognized approximately $2.7 billion and $2.5 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.

Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2019	2018
Total Frequent flyer deferred revenue - beginning balance	$5,005	$4,783
Miles awarded	607	603
Travel miles redeemed (Passenger revenue)	(438)	(409)
Non-travel miles redeemed (Other operating revenue)	(36)	(40)
Total Frequent flyer deferred revenue - ending balance	$5,138	$4,937

In the three months ended March 31, 2019 and 2018, the Company recognized, in Other operating revenue, $473 million and $494 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability.

NOTE 3 - EARNINGS PER SHARE
The computations of UAL's basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Earnings available to common stockholders	$292	$145

Basic weighted-average shares outstanding	267.0	283.9
Effect of employee stock awards	1.3	1.0
Diluted weighted-average shares outstanding	268.3	284.9

Earnings per share, basic and diluted	$1.09	$0.51
In the three months ended March 31, 2019, UAL repurchased approximately 6.3 million shares of UAL common stock in open market transactions for $527 million. As of March 31, 2019, the Company had approximately $1.2 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.
NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

UAL	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total

Balance at December 31, 2018	$(663)		$(4)	$(136)	$(803)
Changes in value	5		5	(3)	7
Amounts reclassified to earnings	4	(a)	—	(1)	3
Balance at March 31, 2019	$(654)		$1	$(140)	$(793)

Balance at December 31, 2017	$(1,102)		$(6)	$(39)	$(1,147)
Changes in value	23		(4)	(6)	13
Amounts reclassified to earnings	16	(a)	—	(3)	13
Amounts reclassified to retained earnings	—		7	—	7
Balance at March 31, 2018	$(1,063)		$(3)	$(48)	$(1,114)
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (See Note 6 to the financial statements included in Part I, Item 1 for additional information).
NOTE 5 - INCOME TAXES
The Company's effective tax rate for the three months ended March 31, 2019 and 2018 was 20.4% and 20.3%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and the impact of a change in the Company's mix of domestic and foreign earnings.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2019	2018	2019	2018
Service cost	$46	$57	$2	$3	Salaries and related costs
Interest cost	57	54	15	15	Miscellaneous, net
Expected return on plan assets	(72)	(73)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	29	33	(15)	(8)	Miscellaneous, net
Amortization of prior service credit	—	—	(10)	(9)	Miscellaneous, net
Total	$60	$71	$(8)	$1
During the three months ended March 31, 2019, the Company contributed $150 million to its U.S. domestic tax-qualified defined benefit pension plans.
Share-Based Compensation. In the three months ended March 31, 2019, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards include 0.5 million restricted stock units ("RSUs"), half of which are time-vested RSUs and half of which are performance-based RSUs. The time-vested RSUs vest pro-rata, on February 28th of each year, over a three-year period from the date of grant. The amount of performance-based RSUs vest based on the Company's relative improvement in pre-tax margin, as compared to a group of industry peers, for the three years ending December 31, 2021. All RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2019	2018
Share-based compensation expense	$16	$17

	March 31, 2019	December 31, 2018
Unrecognized share-based compensation	$84	$68

NOTE 7 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,848	$1,848	$—	$—	$1,694	$1,694	$—	$—
Short-term investments:
Corporate debt	1,014	—	1,014	—	1,023	—	1,023	—
Asset-backed securities	745	—	745	—	746	—	746	—
U.S. government and agency notes	108	—	108	—	108	—	108	—
Certificates of deposit placed through an account registry service ("CDARS")	45	—	45	—	75	—	75	—
Other fixed-income securities	118	—	118	—	116	—	116	—
Other investments measured at net asset value ("NAV")	189	—	—	—	188	—	—	—
Restricted cash	103	103	—	—	105	105	—	—
Long-term investments:
Equity securities	263	263	—	—	249	249	—	—
Enhanced equipment trust certificates ("EETC")	16	—	—	16	18	—	—	18
Avianca Holdings S.A. ("AVH") Derivative Assets	14	—	—	14	11	—	—	11
Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of March 31, 2019, asset-backed securities have remaining maturities of less than one year to approximately 16 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and agency notes have maturities of approximately one year or less and other fixed-income securities have maturities of two years or less. The EETC securities mature in July 2019.
Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with facility leases and other insurance related obligations.
Equity securities - Equity securities represent United's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), consisting of a preferred equity stake of approximately 8% (approximately 2% of the total capital stock of Azul). The Company recognizes changes to the fair market value of its equity investment in Azul in Miscellaneous, net in its statements of consolidated operations.
Synergy Term Loan - In November 2018, United, as lender, entered into a Term Loan Agreement (the "Synergy Loan Agreement") with affiliates of Synergy Aerospace Corporation ("Synergy"), as borrower and guarantor, respectively. Pursuant to the Synergy Loan Agreement, United provided a $456 million term loan to Synergy (the "Synergy Term Loan"), secured by a pledge of borrower's equity, as well as Synergy's 516 million shares of common stock of AVH, the parent company of Aerovías del Continente Americano S.A.
AVH Derivative Assets - As part of the Synergy Loan Agreement and related agreements with AVH's significant minority shareholder, Kingsland Holdings Limited ("Kingsland"), United obtained AVH share call options, AVH share appreciation rights, and an AVH share-based upside sharing agreement (collectively, the "AVH Derivative Assets"). The AVH Derivative Assets are recorded at fair value as Other assets on the Company's balance sheet and are included in the table above. Changes in the fair value of the AVH Derivative Assets are recorded as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations.

Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	March 31, 2019					December 31, 2018
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$13,935	$14,136	$—	$10,307	$3,829	$13,445	$13,450	$—	$9,525	$3,925
Synergy Term Loan	480	422	—	—	422	478	422	—	—	422
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
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
NOTE 8 - LEASES
United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, available seat miles, enplaned passengers, passenger facility charges, terminal equipment usage fees, departures, and airports’ annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on our balance sheet as a right-of-use asset and lease liability.

For leases with terms greater than 12 months, we record the related asset and lease liability at the present value of lease payments over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the term of the lease. We combine lease and non-lease components, such as common area maintenance costs, in calculating the right-of-use assets and lease liabilities for all asset groups except for our capacity purchase agreements ("CPAs"), which contain embedded leases for regional aircraft. In addition to the lease component cost for regional aircraft, our CPAs also include non-lease components primarily related to the regional carriers’ operating costs incurred in providing regional aircraft services. We allocate consideration separately for the lease components and non-lease components of each CPA based on their relative standalone values.

Lease Cost. The Company's lease cost for the three months ended March 31 included the following components (in millions):

	2019	2018
Operating lease cost	$272	$326
Variable and short-term lease cost	606	611
Amortization of finance lease assets	18	23
Interest on finance lease liabilities	27	5
Sublease income	(8)	(10)
Total lease cost	$915	$955
Lease terms and commitments. United's leases include aircraft and non-aircraft leases. Aircraft operating leases relate to leases of 122 mainline and 341 regional aircraft while finance leases relate to leases of 30 mainline and 76 regional aircraft. United's aircraft leases have remaining lease terms of 2 months to 10 years with expiration dates ranging from 2019 through 2029. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
Non-aircraft leases have remaining lease terms of 1 month to 34 years, with expiration dates ranging from 2019 through 2053.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of March 31, 2019 (in millions):

	Operating Leases	Finance Leases
Last nine months of 2019	$662	$195
2020	985	96
2021	763	74
2022	630	47
2023	617	33
After 2023	4,252	69
Minimum lease payments	7,909	514
Imputed interest	2,125	145
Present value of minimum lease payments	5,784	369
Less: current maturities of lease obligations	(639)	(133)
Long-term lease obligations	$5,145	$236
As of March 31, 2019, we have additional leases that have not yet commenced with an aggregate value of approximately $140 million. These leases will commence between 2019 and 2020 with lease terms of up to 34 years.

To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, we have recognized those amounts as part of our right-of-use assets and lease liabilities.

Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of March 31:

	2019		2018
Weighted-average remaining lease term - finance leases	5 years		5 years
Weighted-average remaining lease term - operating leases	10 years		10 years
Weighted-average discount rate - finance leases	50.5%	(a)	6.7%
Weighted-average discount rate - operating leases	5.2%		5.0%
(a) During the third quarter of 2018, United entered into an agreement with the lessor of 54 Embraer ERJ 145 aircraft to purchase those aircraft in 2019. The provisions of these lease agreements resulted in a change in accounting classification of these leases from operating leases to finance leases up until the purchase date. The discount rates used for these leases were adjusted so that the present value of lease payments did not exceed the fair value of the asset being recognized.

The table below presents supplemental cash flow information related to leases during the three months ended March 31:

	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$285	$279
Operating cash flows for finance leases	24	5
Financing cash flows for finance leases	20	18
NOTE 9 - COMMITMENTS AND CONTINGENCIES
Commitments. As of March 31, 2019, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	171
Boeing 777-300ER	4
Boeing 787	20
Embraer E175	25
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. For the remainder of 2019, the Company is scheduled to take delivery of 25 Embraer E175 aircraft, 16 Boeing 737 MAX aircraft, 4 Boeing 787 aircraft and 2 Boeing 777-300ER aircraft. In 2020, the Company is scheduled to take delivery of 28 Boeing 737 MAX aircraft, 15 Boeing 787 aircraft and 2 Boeing 777-300ER aircraft. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022.
During the third quarter of 2018, United entered into an agreement with the lessor of 54 Embraer ERJ 145 aircraft to purchase those aircraft in 2019.
On March 13, 2019 the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series airplanes by U.S. certified operators. As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet. Prior to the grounding, the Company operated approximately 50 flights a day on these aircraft, and expected, given the delivery schedule, to operate approximately 110 flights a day by the end of the year. The Company has proactively managed the ongoing effects of this grounding. Through a combination of spare aircraft and rebooking customers, the Company has experienced a modest operational and financial impact as of March 31, 2019 as a result of this grounding. However, the operational and financial impact could increase based on a number of factors, including, among others, the period of time the aircraft are unavailable, the availability of replacement aircraft, to the extent needed, and the circumstances of any reintroduction of the grounded aircraft to service.
The table below summarizes United's commitments as of March 31, 2019, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments:

(in billions)
Last nine months of 2019	$2.5
2020	5.4
2021	3.7
2022	3.1
2023	2.0
After 2023	7.0
$23.7
Guarantees. As of March 31, 2019, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 8 of this report. All of these bonds are due between 2019 and 2038.
In connection with funding the Synergy Loan Agreement, the Company entered into an agreement with AVH's significant minority shareholder, Kingsland, pursuant to which, in return for Kingsland's pledge of its 144.8 million shares of AVH common stock (equivalent to 18.1 million American Depositary Receipts ("ADRs")) and its consent to Synergy's pledge of its AVH common stock to United under the Synergy Loan Agreement, United (1) granted to Kingsland the right to put its shares of AVH common stock to United at market price on the fifth anniversary of the Synergy Loan Agreement, and (2) guaranteed Synergy's obligation to pay Kingsland (which amount, if paid by United, will increase United's secured loan to Synergy by such amount) if the market price of AVH common stock on the fifth anniversary is less than $12 per ADR on the New York Stock Exchange, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. Accordingly, the Company recorded a liability of $31 million for the fair value of its guarantee to loan additional funds to Synergy if required. Any additional loans to Synergy would be collateralized by Synergy's shares of AVH stock and other collateral.
Increased Cost Provisions. In United's financing transactions that include loans, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2019, the Company had $3.4 billion of floating rate debt and $18 million of fixed rate debt with remaining terms of up to 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $3.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
As of March 31, 2019, United is the guarantor of $142 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Labor Negotiations. As of March 31, 2019, the Company had approximately 93,000 employees, of whom approximately 84% were represented by various U.S. labor organizations. On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the union representing United’s pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. The Company and UNITE HERE, the labor union representing United's Catering Operations employees, started negotiations for a first collective bargaining agreement in March 2019.
NOTE 10 - DEBT
As of March 31, 2019, UAL and United were in compliance with their respective debt covenants. As of March 31, 2019, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement.
EETCs. In February 2019, United created two new EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United's assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2019 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of March 31, 2019	Proceeds received from issuance of debt during 2019	Remaining proceeds from issuance of debt to be received in future periods
February 2019	AA	$717	August 2031	4.15%	$522	$522	$195
February 2019	A	296	August 2031	4.55%	216	216	80
		$1,013			$738	$738	$275
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at March 31, 2019 under then-outstanding long-term debt agreements (in millions):

Last nine months of 2019	$979
2020	1,344
2021	1,338
2022	1,690
2023	740
After 2023	8,033
$14,124
NOTE 11 - SPECIAL CHARGES AND MARK-TO-MARKET ("MTM") ADJUSTMENTS
For the three months ended March 31, special charges and MTM adjustments consisted of the following (in millions):

	Three Months Ended March 31,
Operating:	2019	2018
Impairment of assets	$8	$23
Severance and benefit costs	6	14
(Gains) losses on sale of assets and other special charges	4	3
Total operating special charges	18	40
Nonoperating MTM gains on financial instruments	(17)	(45)
Total special charges and MTM gains on financial instruments	1	(5)
Income tax expense	—	1
Total special charges and MTM gains on financial instruments, net of income tax	$1	$(4)
During the three months ended March 31, 2019, the Company recorded an $8 million fair value adjustment for aircraft purchased off lease.
During the three months ended March 31, 2019, the Company recorded severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters (the "IBT") of $2 million. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and received a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019. Also during the three months ended March 31, 2019, the Company recorded management severance of $4 million.
During the three months ended March 31, 2019, the Company recorded gains of $14 million for the change in market value of its investment in Azul. Also, the Company recorded gains of $3 million for the change in fair value of certain derivative assets related to equity of AVH. For equity investments and derivative assets subject to MTM accounting, the Company records gains and losses as part of Nonoperating income (expense): Miscellaneous, net in its statements of consolidated operations.
During the three months ended March 31, 2018, the Company recorded a $23 million fair value adjustment for aircraft purchased off lease and impairments related to certain fleet types and certain international slots no longer in use.

During the three months ended March 31, 2018, the Company recorded severance and benefit costs related to the early out program described above and management severance of $8 million and $6 million, respectively.
During the three months ended March 31, 2018, the Company recorded a gain of $45 million for the change in market value of its investment in Azul.

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
The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 126 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world's largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,900 flights a day to 355 airports across five continents.
First Quarter Highlights

•	First quarter 2019 net income was $292 million, or $1.09 diluted earnings per share, as compared to net income of $145 million, or diluted earnings per share of $0.51, in the first quarter of 2018.

•	Passenger revenue increased 7.1% to $8.7 billion during the first quarter of 2019 as compared to the first quarter of 2018.

•	Traffic increased 6.5% and capacity increased 5.9% during the first quarter of 2019 as compared to the first quarter of 2018. The Company's load factor for the first quarter of 2019 was 80.9%.
Outlook
Set forth below is a discussion of matters that we believe could impact our financial and operating performance and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in the forward-looking statements in this report. See Part I, Item 1A., Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report") and Part II, Item 1A., Risk Factors of this report for a detailed discussion of the risk factors affecting UAL and United, and the factors described under "Forward-Looking Information" below for additional discussion of these and other factors that could affect us.

Growth Strategy. Our priorities for 2019 are delivering top-tier operational reliability and customer service while continuing to execute on our growth plan by strengthening our domestic network through strategic and efficient growth and investing in our people and product.
Fuel. The price of jet fuel remains volatile. Based on projected fuel consumption in 2019, a one-dollar change in the price of a barrel of crude oil would change the Company's annual fuel expense by approximately $104 million.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2019 as compared to the corresponding period in 2018.
First Quarter 2019 Compared to First Quarter 2018
The Company recorded net income of $292 million in the first quarter of 2019 as compared to net income of $145 million in the first quarter of 2018. The Company considers a key measure of its performance to be operating income, which was $495 million for the first quarter of 2019, as compared to $262 million for the first quarter of 2018, a $233 million increase year-over-year. Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Operating revenue	$9,589	$9,032	$557	6.2
Operating expense	9,094	8,770	324	3.7
Operating income	495	262	233	88.9
Nonoperating income (expense)	(128)	(80)	48	60.0
Income tax expense	75	37	38	102.7
Net income	$292	$145	$147	101.4
Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2019	2018	Increase (Decrease)	% Change
Passengers (thousands) (a)	36,454	34,495	1,959	5.7
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	53,097	49,849	3,248	6.5
Available seat miles ("ASMs" or "capacity") (millions) (c)	65,645	61,977	3,668	5.9
Passenger load factor (d)	80.9%	80.4%	0.5 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	13.29	13.15	0.14	1.1
Average yield per revenue passenger mile ("Yield") (cents) (e)	16.43	16.35	0.08	0.5
Cost per available seat mile ("CASM") (cents)	13.85	14.15	(0.30)	(2.1)
Average price per gallon of fuel, including fuel taxes	$2.05	$2.11	$(0.06)	(2.8)
Fuel gallons consumed (millions)	985	932	53	5.7
Average full-time equivalent employees	88,730	85,561	3,169	3.7
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

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Passenger revenue	$8,725	$8,149	$576	7.1
Cargo	286	293	(7)	(2.4)
Other operating revenue	578	590	(12)	(2.0)
Total operating revenue	$9,589	$9,032	$557	6.2
The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2018:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$399	$79	$52	$46	$576
Passenger revenue	8.0%	6.3%	4.9%	5.3%	7.1%
Average fare per passenger	2.1%	(4.3)%	0.5%	2.6%	1.3%
Yield	0.9%	(4.8)%	2.2%	2.3%	0.5%
PRASM	0.6%	(2.8)%	4.5%	2.6%	1.1%
Passengers	5.8%	11.1%	4.3%	2.7%	5.7%
RPMs (traffic)	7.2%	11.6%	2.6%	3.0%	6.5%
ASMs (capacity)	7.4%	9.4%	0.3%	2.6%	5.9%
Passenger load factor (points)	(0.2)	1.5	1.8	0.3	0.5
Passenger revenue increased $576 million, or 7.1%, in the first quarter of 2019 as compared to the year-ago period primarily due to increased traffic in the Domestic markets and higher yield and traffic in the Pacific and Latin markets.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Salaries and related costs	$2,873	$2,726	$147	5.4
Aircraft fuel	2,023	1,965	58	3.0
Regional capacity purchase	688	630	58	9.2
Landing fees and other rent	588	579	9	1.6
Depreciation and amortization	547	524	23	4.4
Aircraft maintenance materials and outside repairs	408	440	(32)	(7.3)
Distribution expenses	360	342	18	5.3
Aircraft rent	81	127	(46)	(36.2)
Special charges	18	40	(22)	NM
Other operating expenses	1,508	1,397	111	7.9
Total operating expenses	$9,094	$8,770	$324	3.7
Salaries and related costs increased $147 million, or 5.4%, in the first quarter of 2019 as compared to the year-ago period primarily due to higher pay rates, higher benefit expenses (primarily healthcare-related) and a 3.7% increase in average full-time equivalent employees.
Aircraft fuel expense increased $58 million, or 3.0%, in the first quarter of 2019 as compared to the year-ago period primarily due to a 5.9% increase in capacity, partially offset by a 2.8% decline in the average price per gallon of aircraft fuel in the first quarter of 2019 as compared to the year-ago period.
Regional capacity purchase increased $58 million, or 9.2%, in the first quarter of 2019 as compared to the year-ago period primarily due to a 9.0% increase in the 50-seat aircraft capacity and rate increases under various capacity purchase agreements with regional carriers.

Aircraft maintenance materials and outside repairs decreased $32 million, or 7.3%, in the first quarter of 2019 as compared to the year-ago period primarily due to timing of maintenance events and rate changes under certain engine maintenance contracts.
Aircraft rent decreased $46 million, or 36.2%, in the first quarter of 2019 as compared to the year-ago period, primarily due to the purchase of leased aircraft and the conversion of certain operating leases to finance leases.
Details of the Company's special charges include the following for the three months ended March 31 (in millions):

	2019	2018
Impairment of assets	$8	$23
Severance and benefit costs	6	14
(Gains) losses on sale of assets and other special charges	4	3
Special charges	$18	$40
See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses increased $111 million, or 7.9%, in the first quarter of 2019 as compared to the year-ago period, primarily due to increases in purchased services related to our airport operations, crew hotel costs resulting from capacity growth and weather-related events and technology initiatives.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Interest expense	$(188)	$(162)	$26	16.0
Interest capitalized	22	18	4	22.2
Interest income	29	17	12	70.6
Miscellaneous, net	9	47	(38)	(80.9)
Total	$(128)	$(80)	$48	60.0
Interest expense increased $26 million, or 16.0%, in the first quarter of 2019 as compared to the year-ago period, primarily due to debt issued for the acquisition of new aircraft and the conversion of certain operating leases to finance leases.

Miscellaneous, net decreased $38 million, or 80.9%, in the first quarter of 2019 as compared to the year-ago period, primarily due to lower mark-to-market gains of certain financial instruments.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of March 31, 2019, the Company had $4.1 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.0 billion at December 31, 2018. As of March 31, 2019, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement available for borrowings. At March 31, 2019, the Company also had $103 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
We have a significant amount of fixed obligations, including debt and leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2019, the Company had approximately $14.3 billion of debt and finance lease obligations, including $1.3 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of March 31, 2019, our current liabilities exceeded our current assets by approximately $7.7 billion. However, approximately $8.4 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of March 31, 2019, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	171
Boeing 777-300ER	4
Boeing 787	20
Embraer E175	25
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. For the remainder of 2019, the Company is scheduled to take delivery of 25 Embraer E175 aircraft, 16 Boeing 737 MAX aircraft, 4 Boeing 787 aircraft and 2 Boeing 777-300ER aircraft. In 2020, the Company is scheduled to take delivery of 28 Boeing 737 MAX aircraft, 15 Boeing 787 aircraft and 2 Boeing 777-300ER aircraft. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022.
On March 13, 2019 the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series airplanes by U.S. certified operators. As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet. Prior to the grounding, the Company operated approximately 50 flights a day on these aircraft, and expected, given the delivery schedule, to operate approximately 110 flights a day by the end of the year. The Company has proactively managed the ongoing effects of this grounding. Through a combination of spare aircraft and rebooking customers, the Company has experienced a modest operational and financial impact as of March 31, 2019 as a result of this grounding. However, the operational and financial impact could increase based on a number of factors, including, among others, the period of time the aircraft are unavailable, the availability of replacement aircraft, to the extent needed, and the circumstances of any reintroduction of the grounded aircraft to service.
As of March 31, 2019, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments for approximately $23.7 billion, of which approximately $2.5 billion, $5.4 billion, $3.7 billion, $3.1 billion, $2.0 billion and $7.0 billion are due in the last nine months of 2019 and for the full year for 2020, 2021, 2022, 2023 and thereafter, respectively.
Financing may be necessary to satisfy the Company's capital commitments for its firm order aircraft and other related capital expenditures. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.
As of March 31, 2019, a substantial portion of the Company's assets, principally aircraft, certain route authorities and airport slots, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB	Ba2	BB
United	BB	*	BB
* The credit agency does not issue corporate credit ratings for subsidiary entities.
These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain EETCs and term loans. Downgrades from current rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Sources and Uses of Cash
Operating Activities. Cash flows provided by operations were $1.9 billion for the three months ended March 31, 2019 compared to $1.7 billion in the same period in 2018. The increase is primarily attributable to an increase in operating income which was $495 million for the first three months of 2019 as compared to $262 million in the same period in 2018.
Investing Activities. Capital expenditures were approximately $1.6 billion and $944 million in the three months ended March 31, 2019 and 2018, respectively. Capital expenditures for the three months ended March 31, 2019 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.
Financing Activities. During the three months ended March 31, 2019, the Company made debt and finance lease payments of $270 million.
In the three months ended March 31, 2019, United received and recorded $738 million of proceeds as debt from the EETC pass-through trusts established in February 2019. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
Share Repurchase Programs. In the three months ended March 31, 2019, UAL repurchased approximately 6.3 million shares of UAL common stock in open market transactions for $0.5 billion. As of March 31, 2019, the Company had approximately $1.2 billion remaining to purchase shares under its share repurchase program.
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
Commitments, Contingencies and Liquidity Matters. As described in the 2018 Annual Report, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.
See the 2018 Annual Report and Notes 6, 8, 9, and 10 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.
FORWARD-LOOKING INFORMATION
Certain statements throughout Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company's operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expects," "will," "plans," "anticipates," "indicates," "believes," "estimates," "forecast," "guidance," "outlook," "goals", "targets" and similar expressions are intended to identify forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to execute our strategic operating plan, including our growth, revenue-generating and cost-control initiatives; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); risks of doing business globally, including instability and political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; our capacity decisions and the capacity decisions of our competitors; competitive pressures on pricing and on demand; changes in aircraft fuel prices; disruptions in our supply of aircraft fuel; our ability to cost-effectively hedge against increases in the price of aircraft fuel, if we decide to do so; the effects of any technology failures or cybersecurity breaches; disruptions to services provided by third-party service providers; potential reputational or other impact from adverse events involving our aircraft or operations, the aircraft or operations of our regional carriers or our code share partners or the aircraft or operations of another airline; our ability to attract and retain customers; the effects of any terrorist attacks, international hostilities or other security events, or the fear of such events; the mandatory grounding of aircraft in our fleet; disruptions to our regional network; the impact of regulatory, investigative and legal proceedings and legal compliance risks; the success of our investments in other airlines, including in other parts of the world; industry consolidation or changes in airline alliances; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; disruptions in the availability of aircraft, parts or support from our suppliers; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; labor costs; an outbreak of a disease that affects travel demand or travel behavior; the impact of any management changes; extended interruptions or disruptions in service at major airports where we operate; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements, environmental regulations and the United Kingdom's withdrawal from the European Union); the seasonality of the airline industry; weather conditions; the costs and availability of aviation and other insurance; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to comply with the terms of our various financing arrangements; our ability to realize the full value of our intangible assets and long-lived assets; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of our 2018 Annual Report, and Part II, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Annual Report.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2019, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2019
During the three months ended March 31, 2019, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2018 Annual Report for a description of legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2018 Annual Report for a detailed discussion of the risk factors affecting UAL and United, and as set forth below:

The mandatory grounding of our Boeing 737 MAX 9 aircraft may have a material adverse effect on our business, operating results and financial condition.

On March 13, 2019 the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series airplanes by U.S. certified operators. As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet. Prior to the grounding, the Company operated approximately 50 flights a day on these aircraft and expected, given the delivery schedule, to operate approximately 110 flights a day by the end of the year.  The long-term operational and financial impact of this action is uncertain and could negatively affect the Company based on a number of factors, including, among others, the period of time the aircraft are unavailable, the availability of replacement aircraft, to the extent needed, and the circumstances of any reintroduction of the grounded aircraft to service. This grounding may also affect the status of the scheduled delivery of the five Boeing 737 MAX 9 aircraft scheduled for delivery in the second quarter of 2019 and 11 for the rest of the year and future deliveries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2019:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
January 2019	1,846,037	$83.40	1,846,037	$1,596
February 2019	1,688,790	88.76	1,688,790	1,446
March 2019	2,767,963	80.77	2,767,963	1,223
Total	6,302,790		6,302,790
(a) In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. As of March 31, 2019, the Company had approximately $1.2 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.
(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 328,342 shares were withheld under these plans in the first quarter of 2019 at an average price per share of $87.75. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
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

United Continental Holdings, Inc.
(Registrant)

Date:	April 17, 2019	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 17, 2019	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	April 17, 2019	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 17, 2019	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)