Form 10-Q
period 2019-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2019-07-17
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number					State of Incorporation	I.R.S. Employer Identification No.	Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
001-06033	United Airlines Holdings, Inc.					Delaware	36-2675207	United Continental Holdings, Inc.
	233 South Wacker Drive,		Chicago	Illinois	60606
	(872)	825-4000

001-10323	United Airlines, Inc.					Delaware	74-2099724	N/A
	233 South Wacker Drive,		Chicago	Illinois	60606
	(872)	825-4000

Securities registered pursuant to Section 12(b) of the Act
Registrant	Title of Each Class		Trading Symbol	Name on Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock,	$0.01 par value	UAL	The Nasdaq Stock Market LLC
United Airlines, Inc.	None		None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

United Airlines Holdings, Inc.	Yes	☒	No	☐	United Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

United Airlines Holdings, Inc.	Yes	☒	No	☐	United Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

United Airlines Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
United Airlines, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 12, 2019 is shown below:

United Airlines Holdings, Inc.	256,921,469	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Operating revenue:
Passenger revenue	$10,486	$9,880	$19,211	$18,030
Cargo	295	314	581	607
Other operating revenue	621	583	1,199	1,172
Total operating revenue	11,402	10,777	20,991	19,809

Operating expense:
Salaries and related costs	3,057	2,878	5,930	5,604
Aircraft fuel	2,385	2,390	4,408	4,355
Regional capacity purchase	715	693	1,403	1,323
Landing fees and other rent	660	625	1,248	1,204
Depreciation and amortization	560	538	1,107	1,062
Aircraft maintenance materials and outside repairs	421	438	829	878
Distribution expenses	442	393	802	735
Aircraft rent	73	119	154	246
Special charges	71	129	89	169
Other operating expenses	1,546	1,429	3,054	2,826
Total operating expenses	9,930	9,632	19,024	18,402
Operating income	1,472	1,145	1,967	1,407

Nonoperating income (expense):
Interest expense	(191)	(163)	(379)	(325)
Interest capitalized	21	12	43	30
Interest income	38	25	67	42
Miscellaneous, net	14	(164)	23	(117)
Total nonoperating expense, net	(118)	(290)	(246)	(370)
Income before income taxes	1,354	855	1,721	1,037
Income tax expense	302	172	377	209
Net income	$1,052	$683	$1,344	$828
Earnings per share, basic	$4.03	$2.48	$5.09	$2.96
Earnings per share, diluted	$4.02	$2.48	$5.07	$2.95

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Net income	$1,052	$683	$1,344	$828

Other comprehensive income (loss), net of tax:
Employee benefit plans	(17)	12	(10)	42
Investments and other	3	—	6	(4)
Total other comprehensive income (loss), net of tax	(14)	12	(4)	38

Total comprehensive income, net	$1,038	$695	$1,340	$866

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2019	December 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$3,221	$1,694
Short-term investments	2,223	2,256
Receivables, less allowance for doubtful accounts (2019 — $9; 2018 — $8)	1,762	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019 — $387; 2018 — $412)	996	985
Prepaid expenses and other	708	733
Total current assets	8,910	7,094
Operating property and equipment:
Flight equipment	33,890	32,599
Other property and equipment	7,371	6,889
Purchase deposits for flight equipment	1,351	1,177
Total operating property and equipment, at cost	42,612	40,665
Less — Accumulated depreciation and amortization	(13,694)	(13,266)
Total operating property and equipment, net	28,918	27,399

Operating lease right-of-use assets	4,908	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019 — $1,410; 2018 — $1,380)	3,129	3,159
Restricted cash	105	105
Notes receivable, net	518	516
Investments in affiliates and other, net	1,139	966
Total other assets	9,414	9,269
Total assets	$52,150	$49,024
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2019	December 31, 2018 (a)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$6,126	$4,381
Accounts payable	3,033	2,363
Frequent flyer deferred revenue	2,435	2,286
Accrued salaries and benefits	1,871	2,184
Current maturities of long-term debt	1,255	1,230
Current maturities of finance leases	117	123
Current maturities of operating leases	637	719
Other	604	553
Total current liabilities	16,078	13,839

Long-term debt	12,938	12,215
Long-term obligations under finance leases	202	224
Long-term obligations under operating leases	5,034	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,763	2,719
Postretirement benefit liability	1,277	1,295
Pension liability	1,366	1,576
Deferred income taxes	1,192	828
Other	980	1,010
Total other liabilities and deferred credits	7,578	7,428
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 257,729,166 and 269,914,769 shares at June 30, 2019 and December 31, 2018, respectively	3	3
Additional capital invested	6,096	6,120
Retained earnings	8,050	6,715
Stock held in treasury, at cost	(3,022)	(1,993)
Accumulated other comprehensive loss	(807)	(803)
Total stockholders' equity	10,320	10,042
Total liabilities and stockholders' equity	$52,150	$49,024

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2019	2018 (a)
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,625	$4,152

Cash Flows from Investing Activities:
Capital expenditures	(2,467)	(1,671)
Purchases of short-term and other investments	(1,443)	(1,326)
Proceeds from sale of short-term and other investments	1,484	1,455
Investment in affiliates	(27)	(139)
Loans made to others	—	(10)
Other, net	17	38
Net cash used in investing activities	(2,436)	(1,653)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	996	1,241
Payments of long-term debt	(473)	(1,294)
Repurchases of common stock	(1,062)	(969)
Principal payments under finance leases	(63)	(35)
Capitalized financing costs	(30)	(25)
Other, net	(30)	(17)
Net cash used in financing activities	(662)	(1,099)
Net increase in cash, cash equivalents and restricted cash	1,527	1,400
Cash, cash equivalents and restricted cash at beginning of the period	1,799	1,591
Cash, cash equivalents and restricted cash at end of the period (b)	$3,326	$2,991

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$220	$125
Operating lease conversions to finance lease	36	—
Right-of-use assets acquired through operating leases	99	103
Property and equipment acquired through finance leases	8	—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

(b) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$3,221	$2,884
Restricted cash (included in Prepaid expenses and other)	—	13
Restricted cash	105	94
Total cash, cash equivalents and restricted cash	$3,326	$2,991

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2019	264.3	$3	$6,080	$(2,487)	$6,999	$(793)	$9,802
Net income	—	—	—	—	1,052	—	1,052
Other comprehensive loss	—	—	—	—	—	(14)	(14)
Stock settled share-based compensation	—	—	17	—	—	—	17
Repurchases of common stock	(6.6)	—	—	(536)	—	—	(536)
Net treasury stock issued for share-based awards	—	—	(1)	1	(1)	—	(1)
Balance at June 30, 2019	257.7	$3	$6,096	$(3,022)	$8,050	$(807)	$10,320

Balance at December 31, 2018 (a)	269.9	$3	$6,120	$(1,993)	$6,715	$(803)	$10,042
Net income	—	—	—	—	1,344	—	1,344
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Stock settled share-based compensation	—	—	31	—	—	—	31
Repurchases of common stock	(12.7)	—	—	(1,063)	—	—	(1,063)
Net treasury stock issued for share-based awards	0.5	—	(55)	34	(9)	—	(30)
Balance at June 30, 2019	257.7	$3	$6,096	$(3,022)	$8,050	$(807)	$10,320

Balance at March 31, 2018 (a)	279.4	$3	$6,077	$(1,314)	$4,736	$(1,114)	$8,388
Net income (a)	—	—	—	—	683	—	683
Other comprehensive income	—	—	—	—	—	12	12
Stock settled share-based compensation	—	—	14	—	—	—	14
Repurchases of common stock	(6.4)	—	—	(407)	—	—	(407)
Net treasury stock issued for share-based awards	—	—	—	1	—	—	1
Balance at June 30, 2018 (a)	273.0	$3	$6,091	$(1,720)	$5,419	$(1,102)	$8,691

Balance at December 31, 2017 (a)	287.0	$3	$6,098	$(769)	$4,603	$(1,147)	$8,788
Net income (a)	—	—	—	—	828	—	828
Other comprehensive income	—	—	—	—	—	38	38
Stock settled share-based compensation	—	—	29	—	—	—	29
Repurchases of common stock	(14.2)	—	—	(976)	—	—	(976)
Net treasury stock issued for share-based awards	0.2	—	(36)	25	(5)	—	(16)
Adoption of accounting standard related to equity investments	—	—	—	—	(7)	7	—
Balance at June 30, 2018 (a)	273.0	$3	$6,091	$(1,720)	$5,419	$(1,102)	$8,691

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Operating revenue:
Passenger revenue	$10,486	$9,880	$19,211	$18,030
Cargo	295	314	581	607
Other operating revenue	621	583	1,199	1,172
Total operating revenue	11,402	10,777	20,991	19,809

Operating expense:
Salaries and related costs	3,057	2,878	5,930	5,604
Aircraft fuel	2,385	2,390	4,408	4,355
Regional capacity purchase	715	693	1,403	1,323
Landing fees and other rent	660	625	1,248	1,204
Depreciation and amortization	560	538	1,107	1,062
Aircraft maintenance materials and outside repairs	421	438	829	878
Distribution expenses	442	393	802	735
Aircraft rent	73	119	154	246
Special charges	71	129	89	169
Other operating expenses	1,546	1,428	3,053	2,825
Total operating expense	9,930	9,631	19,023	18,401
Operating income	1,472	1,146	1,968	1,408

Nonoperating income (expense):
Interest expense	(191)	(163)	(379)	(325)
Interest capitalized	21	12	43	30
Interest income	38	25	67	42
Miscellaneous, net	14	(164)	23	(117)
Total nonoperating expense, net	(118)	(290)	(246)	(370)
Income before income taxes	1,354	856	1,722	1,038
Income tax expense	302	173	377	210
Net income	$1,052	$683	$1,345	$828

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Net income	$1,052	$683	$1,345	$828

Other comprehensive income (loss), net of tax:
Employee benefit plans	(17)	12	(10)	42
Investments and other	3	—	6	(4)
Total other comprehensive income (loss), net of tax	(14)	12	(4)	38

Total comprehensive income, net	$1,038	$695	$1,341	$866

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2019	December 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$3,215	$1,688
Short-term investments	2,223	2,256
Receivables, less allowance for doubtful accounts (2019 — $9; 2018 — $8)	1,762	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019 — $387; 2018 — $412)	996	985
Prepaid expenses and other	708	733
Total current assets	8,904	7,088
Operating property and equipment:
Flight equipment	33,890	32,599
Other property and equipment	7,371	6,889
Purchase deposits for flight equipment	1,351	1,177
Total operating property and equipment, at cost	42,612	40,665
Less — Accumulated depreciation and amortization	(13,694)	(13,266)
Total operating property and equipment, net	28,918	27,399

Operating lease right-of-use assets	4,908	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019 — $1,410; 2018 — $1,380)	3,129	3,159
Restricted cash	105	105
Notes receivable, net	518	516
Investments in affiliates and other, net	1,139	966
Total other assets	9,414	9,269
Total assets	$52,144	$49,018

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2019	December 31, 2018 (a)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$6,126	$4,381
Accounts payable	3,033	2,363
Frequent flyer deferred revenue	2,435	2,286
Accrued salaries and benefits	1,871	2,184
Current maturities of long-term debt	1,255	1,230
Current maturities of finance leases	117	123
Current maturities of operating leases	637	719
Other	608	558
Total current liabilities	16,082	13,844

Long-term debt	12,938	12,215
Long-term obligations under finance leases	202	224
Long-term obligations under operating leases	5,034	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,763	2,719
Postretirement benefit liability	1,277	1,295
Pension liability	1,366	1,576
Deferred income taxes	1,220	855
Other	980	1,010
Total other liabilities and deferred credits	7,606	7,455
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2019 and December 31, 2018	—	—
Additional capital invested	—	598
Retained earnings	11,230	10,319
Accumulated other comprehensive loss	(807)	(803)
Receivable from related parties	(141)	(110)
Total stockholder's equity	10,282	10,004
Total liabilities and stockholder's equity	$52,144	$49,018

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2019	2018 (a)

Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,596	$4,135

Cash Flows from Investing Activities:
Capital expenditures	(2,467)	(1,671)
Purchases of short-term investments and other investments	(1,443)	(1,326)
Proceeds from sale of short-term and other investments	1,484	1,455
Investment in affiliates	(27)	(139)
Loans made to others	—	(10)
Other, net	17	38
Net cash used in investing activities	(2,436)	(1,653)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	996	1,241
Payments of long-term debt	(473)	(1,294)
Dividend to UAL	(1,062)	(969)
Principal payments under finance leases	(63)	(35)
Capitalized financing costs	(30)	(25)
Other, net	(1)	—
Net cash used in financing activities	(633)	(1,082)
Net increase in cash, cash equivalents and restricted cash	1,527	1,400
Cash, cash equivalents and restricted cash at beginning of the period	1,793	1,585
Cash, cash equivalents and restricted cash at end of the period (b)	$3,320	$2,985

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$220	$125
Operating lease conversions to finance lease	36	—
Right-of-use assets acquired through operating leases	99	103
Property and equipment acquired through finance leases	8	—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

(b) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$3,215	$2,878
Restricted cash (included in Prepaid expenses and other)	—	13
Restricted cash	105	94
Total cash, cash equivalents and restricted cash	$3,320	$2,985

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total

Balance at March 30, 2019	$84	$10,612	$(793)	$(140)	$9,763
Net income	—	1,052	—	—	1,052
Other comprehensive loss	—	—	(14)	—	(14)
Dividend to UAL	(102)	(434)	—	—	(536)
Share-based compensation	17	—	—	—	17
Other	1	—	—	(1)	—
Balance at June 30, 2019	$—	$11,230	$(807)	$(141)	$10,282

Balance at December 31, 2018 (a)	$598	$10,319	$(803)	$(110)	$10,004
Net income	—	1,345	—	—	1,345
Other comprehensive loss	—	—	(4)	—	(4)
Dividend to UAL	(629)	(434)	—	—	(1,063)
Stock settled share-based compensation	31	—	—	—	31
Other	—	—	—	(31)	(31)
Balance at June 30, 2019	$—	$11,230	$(807)	$(141)	$10,282

Balance at March 31, 2018 (a)	$1,233	$8,339	$(1,114)	$(108)	$8,350
Net income	—	683	—	—	683
Other comprehensive income	—	—	12	—	12
Dividend to UAL	(407)	—	—	—	(407)
Share-based compensation	14	—	—	—	14
Other	1	—	—	—	1
Balance at June 30, 2018 (a)	$841	$9,022	$(1,102)	$(108)	$8,653

Balance at December 31, 2017 (a)	$1,787	$8,201	$(1,147)	$(90)	$8,751
Net income (a)	—	828	—	—	828
Other comprehensive income	—	—	38	—	38
Dividend to UAL	(976)	—	—	—	(976)
Stock settled share-based compensation	29	—	—	—	29
Other	1	(7)	7	(18)	(17)
Balance at June 30, 2018 (a)	$841	$9,022	$(1,102)	$(108)	$8,653

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC. AND UNITED AIRLINES, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). Effective June 27, 2019, the Company amended its Certificate of Incorporation to change its name to "United Airlines Holdings, Inc." This Quarterly Report on Form 10-Q is a combined report of UAL and United, including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
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
The adoption of the New Lease Standard had the same impact on the financial statements of United as it had on the financial statements of UAL. The table below presents the impact of the adoption of the New Lease Standard on select accounts and captions of UAL's statement of consolidated operations (in millions, except per share amounts):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	New Lease Standard Adjustments	As Adjusted	As Reported	New Lease Standard Adjustments	As Adjusted
Regional capacity purchase	$681	$12	$693	$1,300	$23	$1,323
Landing fees and other rent	603	22	625	1,161	43	1,204
Depreciation and amortization	557	(19)	538	1,098	(36)	1,062
Interest expense	(177)	14	(163)	(353)	28	(325)
Interest capitalized	14	(2)	12	33	(3)	30
Net income	684	(1)	683	831	(3)	828
Earnings per share, basic	2.49	(0.01)	2.48	2.97	(0.01)	2.96
Earnings per share, diluted	2.48	—	2.48	2.96	(0.01)	2.95

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
The table below presents the impact of the adoption of the New Lease Standard on UAL's balance sheet accounts and captions (in millions):

	December 31, 2018
	As Reported	New Lease Standard Adjustments	As Adjusted
Receivables, less allowance for doubtful accounts	$1,346	$80	$1,426
Prepaid expenses and other	913	(180)	733
Flight equipment, owned and finance leases (a)	32,636	(37)	32,599
Other property and equipment, owned and finance leases (a)	7,930	(1,041)	6,889
Accumulated depreciation and amortization, owned and finance leases (a)	(13,414)	148	(13,266)
Operating lease right-of-use assets	—	5,262	5,262
Current maturities of finance leases (a)	149	(26)	123
Current maturities of operating leases	—	719	719
Other current liabilities	619	(66)	553
Long-term obligations under finance leases (a)	1,134	(910)	224
Long-term obligations under operating leases	—	5,276	5,276
Deferred income taxes	814	14	828
Other long-term liabilities	1,832	(822)	1,010
Retained earnings	6,668	47	6,715
(a) Finance leases, under the New Lease Standard, are the equivalent of capital leases under Topic 840.

The table below presents the impact of the adoption of the New Lease Standard on select line items of UAL's statement of consolidated cash flows (in millions):

	Six Months Ended June 30, 2018
	As Reported	New Lease Standard Adjustments	As Adjusted
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,175	$(23)	$4,152

Cash Flows from Investing Activities:
Capital expenditures	(1,734)	63	(1,671)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,308	(67)	1,241
Principal payments under finance leases	(62)	27	(35)

The adoption of the New Lease Standard primarily resulted in the recording of assets and liabilities of our operating leases on our consolidated balance sheets. Certain amounts recorded for prepaid and accrued rent associated with historical operating leases were reclassified to the newly captioned Operating lease right-of-use assets in the consolidated balance sheets. Also, certain leases designated under Topic 840 as owned assets and capital leases are not considered to be assets under the New Lease Standard and have been removed from the consolidated balance sheets, along with the related capital lease liability, due to the leases having variable lease payments.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). The main objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.

The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The amendments are effective for public business entities for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
NOTE 2 - REVENUE
Revenue by Geography. The following table presents operating revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic (U.S. and Canada)	$7,087	$6,689	$12,962	$12,165
Atlantic	2,066	1,965	3,524	3,354
Pacific	1,306	1,285	2,587	2,516
Latin America	943	838	1,918	1,774
Total	$11,402	$10,777	$20,991	$19,809

Advance Ticket Sales. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. As a result, the balance of the Company's Advance ticket sales liability represents activity that will be recognized in the next 12 months. In the three and six months ended June 30, 2019, the Company recognized approximately $3.9 billion and $3.2 billion, respectively, and in the three and six months ended June 30, 2018, the Company recognized approximately $3.5 billion and $2.9 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $636 million and $1.2 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2019, respectively. The Company recorded $555 million and $1.1 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2018, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Frequent flyer deferred revenue - beginning balance	$5,138	$4,937	$5,005	$4,783
Miles awarded	682	607	1,289	1,210
Travel miles redeemed (Passenger revenue)	(589)	(519)	(1,027)	(928)
Non-travel miles redeemed (Other operating revenue)	(33)	(36)	(69)	(76)
Total Frequent flyer deferred revenue - ending balance	$5,198	$4,989	$5,198	$4,989

In the three and six months ended June 30, 2019, the Company recognized, in Other operating revenue, $499 million and $972 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The Company recognized $480 million and $974 million, respectively, in the three and six months ended June 30, 2018, related to those revenues. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability.

NOTE 3 - EARNINGS PER SHARE
The computations of UAL's basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings available to common stockholders	$1,052	$683	$1,344	$828

Basic weighted-average shares outstanding	260.8	274.7	263.9	279.3
Effect of employee stock awards	0.8	0.9	1.0	0.9
Diluted weighted-average shares outstanding	261.6	275.6	264.9	280.2

Earnings per share, basic	$4.03	$2.48	$5.09	$2.96
Earnings per share, diluted	$4.02	$2.48	$5.07	$2.95

In the three and six months ended June 30, 2019, UAL repurchased approximately 6.4 million and 12.7 million shares, respectively, of UAL common stock in open market transactions for $0.5 billion and $1.1 billion, respectively. As of June 30, 2019, the Company had approximately $0.7 billion remaining to purchase shares under its December 2017 repurchase authorization. On July 15, 2019, UAL’s Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.
NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

UAL	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total

Balance at March 31, 2019	$(654)		$1	$(140)	$(793)
Changes in value	(29)		2	7	(20)
Amounts reclassified to earnings	8		—	(2)	6
Balance at June 30, 2019	$(675)		$3	$(135)	$(807)
Balance at December 31, 2018	$(663)		$(4)	$(136)	$(803)
Changes in value	(24)		7	4	(13)
Amounts reclassified to earnings	12	(a)	—	(3)	9
Balance at June 30, 2019	$(675)		$3	$(135)	$(807)

Balance at March 31, 2018	$(1,063)		$(3)	$(48)	$(1,114)
Changes in value	1		1	—	2
Amounts reclassified to earnings	14		—	(4)	10
Balance at June 30, 2018	$(1,048)		$(2)	$(52)	$(1,102)
Balance at December 31, 2017	$(1,102)		$(6)	$(39)	$(1,147)
Changes in value	24		(3)	(6)	15
Amounts reclassified to earnings	30	(a)	—	(7)	23
Amounts reclassified to retained earnings	—		7	—	7
Balance at June 30, 2018	$(1,048)		$(2)	$(52)	$(1,102)

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (See Note 6 to the financial statements included in Part I, Item 1 for additional information).

NOTE 5 - INCOME TAXES
The Company's effective tax rate for the three and six months ended June 30, 2019 was 22.3% and 21.9%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 20.1% and 20.2%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and the impact of a change in the Company's mix of domestic and foreign earnings.
NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2019	2018	2019	2018
Service cost	$46	$57	$3	$3	Salaries and related costs
Interest cost	57	54	14	15	Miscellaneous, net
Expected return on plan assets	(73)	(73)	(1)	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	29	32	(15)	(8)	Miscellaneous, net
Amortization of prior service credit	—	—	(9)	(10)	Miscellaneous, net
Settlement loss	3	—	—	—	Miscellaneous, net
Total	$62	$70	$(8)	$—
The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2019	2018	2019	2018
Service cost	$92	$114	$5	$6	Salaries and related costs
Interest cost	114	108	29	30	Miscellaneous, net
Expected return on plan assets	(145)	(146)	(1)	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	58	65	(30)	(16)	Miscellaneous, net
Amortization of prior service credit	—	—	(19)	(19)	Miscellaneous, net
Settlement loss	3	—	—	—	Miscellaneous, net
Total	$122	$141	$(16)	$1
During the three and six months ended June 30, 2019, the Company contributed $150 million and $300 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.
Share-Based Compensation. In the six months ended June 30, 2019, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards include 1.1 million restricted stock units ("RSUs"), consisting of 0.8 million time-vested RSUs and 0.3 million performance-based RSUs. The time-vested RSUs vest pro-rata, on February 28th of each year, over a period of three years from the date of grant. The amount of performance-based RSUs vest based on the Company's relative improvement in pre-tax margin, as compared to a group of industry peers, for the three years ending December 31, 2021. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation expense	$21	$27	$37	$44

	June 30, 2019	December 31, 2018
Unrecognized share-based compensation	$110	$68

NOTE 7 - BRW TERM LOAN
In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC (“BRW”), as guarantor and borrower, respectively, affiliates of Synergy Aerospace Corporation (“Synergy”), the majority shareholder of Avianca Holdings S.A. (“AVH”), as guarantor and borrower, respectively. Pursuant to the BRW Loan Agreement, United provided a $456 million term loan to BRW (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million shares of common stock of AVH (having an implied value equivalent to 64.5 million American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE")), the parent company of Aerovías del Continente Americano S.A. BRW is currently in default under the BRW Loan Agreement.
On May 13, 2019, S&P Global Ratings downgraded its AVH issuer level credit ratings from B to CCC+, together with accompanying downgrades for AVH’s frequent flyer subsidiary LifeMiles Ltd. ("LifeMiles") and for certain outstanding debt of both AVH and LifeMiles. Following these downgrades, and in order to protect the value of its collateral, on May 24, 2019, United began to exercise remedies available to it under the terms of the BRW Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH’s largest minority shareholder, was granted, in accordance with the agreements related to the BRW Loan Agreement, independent authority to manage BRW, which remains the majority shareholder of AVH. As a result of these developments, United evaluated the $489 million carrying value of the BRW Term Loan as of June 30, 2019 using the fair value of the collateral and determined that the value of the collateral is sufficient to recover the carrying value of the loan and, accordingly, concluded that the BRW Term Loan is not impaired.
The fair market value of AVH equity was estimated using an income approach and a market approach with equal weight applied to each approach. Under the income approach, the value was estimated by discounting expected future cash flows at a weighted average cost of capital to a single present value amount. Under the market approach, the value was estimated by reference to multiples of enterprise value to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") for a group of publicly-traded market comparable companies, along with AVH's own EBITDAR levels.

NOTE 8 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,221	$3,221	$—	$—	$1,694	$1,694	$—	$—
Short-term investments:
Corporate debt	1,053	—	1,053	—	1,023	—	1,023	—
Asset-backed securities	697	—	697	—	746	—	746	—
U.S. government and agency notes	116	—	116	—	108	—	108	—
Certificates of deposit placed through an account registry service ("CDARS")	59	—	59	—	75	—	75	—
Other fixed-income securities	107	—	107	—	116	—	116	—
Other investments measured at net asset value ("NAV")	191	—	—	—	188	—	—	—
Restricted cash	105	105	—	—	105	105	—	—
Long-term investments:
Equity securities	301	301	—	—	249	249	—	—
Enhanced equipment trust certificates ("EETC")	16	—	—	16	18	—	—	18
AVH Derivative Assets (defined below)	10	—	—	10	11	—	—	11

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of June 30, 2019, asset-backed securities have remaining maturities of less than one year to approximately 15 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and agency notes have maturities of approximately three years or less and other fixed-income securities have maturities of two years or less. The EETC securities mature in July 2019.
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
AVH Derivative Assets - As part of the BRW Loan Agreement and related agreements with Kingsland, United obtained AVH share call options, AVH share appreciation rights, and an AVH share-based upside sharing agreement (collectively, the "AVH Derivative Assets"). The AVH Derivative Assets are recorded at fair value as Other assets on the Company's balance sheet and are included in the table above. Changes in the fair value of the AVH Derivative Assets are recorded as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations.
Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	June 30, 2019					December 31, 2018
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$14,193	$14,691	$—	$10,915	$3,776	$13,445	$13,450	$—	$9,525	$3,925

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
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

NOTE 9 - LEASES
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

Lease Cost. The Company's lease cost for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$259	$312	$531	$638
Variable and short-term lease cost	661	669	1,267	1,280
Amortization of finance lease assets	18	17	36	40
Interest on finance lease liabilities	32	4	59	9
Sublease income	(9)	(11)	(17)	(21)
Total lease cost	$961	$991	$1,876	$1,946

Lease terms and commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 121 mainline and 339 regional aircraft while finance leases relate to leases of 26 mainline and 47 regional aircraft. United's aircraft leases have remaining lease terms of 1 month to 10 years with expiration dates ranging from 2019 through 2029. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
Non-aircraft leases have remaining lease terms of 1 month to 34 years, with expiration dates ranging from 2019 through 2053.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of June 30, 2019 (in millions):

	Operating Leases	Finance Leases
Last six months of 2019	$428	$157
2020	989	58
2021	766	54
2022	634	44
2023	621	33
After 2023	4,331	70
Minimum lease payments	7,769	416
Imputed interest	2,098	97
Present value of minimum lease payments	5,671	319
Less: current maturities of lease obligations	(637)	(117)
Long-term lease obligations	$5,034	$202

As of June 30, 2019, we have additional leases of approximately $570 million for regional jets under a CPA and a maintenance facility that have not yet commenced. These leases will commence between 2019 and 2020 with lease terms of up to 34 years.

To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, we have recognized those amounts as part of our right-of-use assets and lease liabilities.

Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of June 30:

	2019		2018
Weighted-average remaining lease term - operating leases	10 years		10 years
Weighted-average remaining lease term - finance leases	5 years		5 years
Weighted-average discount rate - operating leases	5.3%		5.1%
Weighted-average discount rate - finance leases	53.2%	(a)	6.7%
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

The table below presents supplemental cash flow information related to leases during the six months ended June 30 (in millions):

	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$507	$552
Operating cash flows for finance leases	47	9
Financing cash flows for finance leases	63	35

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Commitments. As of June 30, 2019, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2019	2020	After 2020
Airbus A350	45	—	—	45
Boeing 737 MAX	171	16	28	127
Boeing 777-300ER	4	2	2	—
Boeing 787	18	2	15	1
Embraer E175	38	18	20	—
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 19 used Boeing 737-700 aircraft with expected delivery dates in 2019 through 2021.
On March 13, 2019, the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series airplanes by U.S. certificated operators (the "FAA Order"). As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet. Prior to the grounding, the Company operated approximately 50 flights a day on these aircraft, and expected, given the anticipated delivery schedule, to operate approximately 110 flights a day by the end of the year. The FAA Order also resulted in Boeing suspending delivery of new Boeing 737 MAX series aircraft. The extent of the delay to the scheduled deliveries of the 737 MAX aircraft included in the table above is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors.
During the second quarter of 2019, the Company placed an order for 20 additional Embraer E175 aircraft which will be operated by a regional carrier.
During the third quarter of 2018, United entered into an agreement with the lessor of 54 Embraer ERJ 145 aircraft to purchase those aircraft in 2019. As of June 30, 2019, United had purchased 17 of those aircraft.
The table below summarizes United's commitments as of June 30, 2019, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments:

(in billions)
Last six months of 2019	$2.2
2020 (a)	5.9
2021	4.0
2022	3.3
2023	2.0
After 2023	6.9
$24.3

(a) Commitments for 2020 are expected to be higher than other years displayed in the table above due to the large number of wide-body aircraft deliveries (17 new aircraft) scheduled in that year. Amounts are not adjusted for any potential changes in the delivery schedule of the Boeing 737 MAX aircraft.
Regional CPAs. In June 2019, United entered into a ten-year CPA with GoJet Airlines for regional service under the United Express brand to operate 54 CRJ-550 aircraft commencing in the second half of 2019.
The table below summarizes the Company's expected future payments through the end of the terms of our CPAs, excluding aircraft ownership costs and variable pass-through costs such as fuel and landing fees, among others.

(in billions)
Last six months of 2019	$1.1
2020	2.1
2021	2.1
2022	1.7
2023	1.1
After 2023	4.4
$12.5

Guarantees. As of June 30, 2019, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 9 of this report. All of these bonds are due between 2019 and 2038.
In connection with funding the BRW Loan Agreement, the Company entered into an agreement with Kingsland, pursuant to which, in return for Kingsland's pledge of its 144.8 million shares of AVH common stock (having an implied value equivalent to 18.1 million ADRs) and its consent to Synergy's pledge of its AVH common stock to United under the BRW Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its shares of AVH common stock to United at market price on the fifth anniversary of the BRW Loan Agreement, and (2) guaranteed Synergy's obligation to pay Kingsland (which amount, if paid by United, will increase United's secured loan to Synergy by such amount) if the market price of AVH common stock on the fifth anniversary is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. In 2018, the Company recorded a liability of $31 million for the fair value of its guarantee to loan additional funds to Synergy if required. Any such additional loans to Synergy would be collateralized by BRW's shares of AVH stock and other collateral.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2019, the Company had $3.4 billion of floating rate debt and $9 million of fixed rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
As of June 30, 2019, United is the guarantor of $139 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Labor Negotiations. As of June 30, 2019, the Company had approximately 95,000 employees, of whom approximately 84% were represented by various U.S. labor organizations. On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the labor union representing United’s pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. The Company and UNITE HERE, the labor union representing United's Catering Operations employees, started negotiations for a first collective bargaining agreement in March 2019.
NOTE 11 - DEBT
As of June 30, 2019, UAL and United were in compliance with their respective debt covenants. As of June 30, 2019, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement.
EETCs. In February 2019, United created two new EETC pass-through trusts, each of which issued pass-through certificates (such certificates, the "2019-1 Pass Through Certificates"). The proceeds from the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft financed with the proceeds of such notes. The

Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United's assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2019 are as follows (in millions, except stated interest rate):

EETC Issuance Date	Class	Face Amount	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt during 2019 and recorded as debt as of June 30, 2019	Remaining proceeds from issuance of certificates to be received in future periods
February 2019	AA	$717	August 2031	4.15%	$612	$105
February 2019	A	296	August 2031	4.55%	253	43
		$1,013			$865	$148

Certain of the proceeds from the issuance of the 2019-1 Pass Through Certificates were expected to be used to purchase equipment notes issued by United and secured by three Boeing 737 MAX aircraft, which aircraft were scheduled for delivery by Boeing in March, April and May of 2019. However, as a result of the FAA Order, United has not yet taken delivery of these three aircraft. If United is not in a position to take delivery of such 737 MAX aircraft on or prior to November 30, 2019, any funds remaining with the depositary in escrow at such time, together with accrued and unpaid interest thereon but without premium, will be distributed to the holders of the 2019-1 Pass Through Certificates.
4.875% Senior Note due 2025. In May 2019, UAL issued $350 million aggregate principal amount of 4.875% Senior Notes due January 15, 2025 (the "4.875% Senior Notes due 2025"), which are fully and unconditionally guaranteed and recorded by United on its balance sheet. The indenture for the 4.875% Senior Notes due 2025 requires that, if certain changes of control of UAL occur, UAL offer to repurchase the 4.875% Senior Notes due 2025 for cash at a purchase price equal to 101% of the principal amount of such notes repurchased plus accrued and unpaid interest.
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at June 30, 2019 under then-outstanding long-term debt agreements (in millions):

Last six months of 2019	$757
2020	1,350
2021	1,344
2022	1,697
2023	747
After 2023	8,484
$14,379

NOTE 12 - SPECIAL CHARGES AND MARK-TO-MARKET ("MTM") ADJUSTMENTS
For the three and six months ended June 30, special charges and MTM adjustments consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating:	2019	2018	2019	2018
Impairment of assets	$61	$111	$69	$134
Severance and benefit costs	6	11	12	25
(Gains) losses on sale of assets and other special charges	4	7	8	10
Total operating special charges	71	129	89	169
Nonoperating MTM (gains) losses on financial instruments	(34)	135	(51)	90
Total special charges and MTM (gains) losses on financial instruments	37	264	38	259
Income tax benefit	(8)	(59)	(8)	(58)
Total special charges and MTM (gains) losses on financial instruments, net of income tax	$29	$205	$30	$201

2019
During the three months ended June 30, 2019, the Company recorded a $47 million impairment for aircraft engines removed from operations, a $6 million charge for the early termination of several regional aircraft finance leases and $8 million in other miscellaneous impairments. During the six months ended June 30, 2019, in addition to the charges described above, the Company recorded an $8 million fair value adjustment for aircraft purchased off lease.
During the three and six months ended June 30, 2019, the Company recorded management severance of $6 million and $10 million, respectively. During the six months ended June 30, 2019, the Company recorded $2 million of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters (the "IBT"). In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and received a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019.
During the three and six months ended June 30, 2019, the Company recorded gains of $38 million and $52 million, respectively, for the change in market value of its investment in Azul. Also, during the three and six months ended June 30, 2019, the Company recorded losses of $4 million and $1 million, respectively, for the change in fair value of the AVH Derivative Assets. For equity investments and derivative assets subject to MTM accounting, the Company records gains and losses as part of Nonoperating income (expense): Miscellaneous, net in its statements of consolidated operations.

2018
In May 2018, the Brazil–United States open skies agreement was ratified, which provides air carriers with unrestricted access between the United States and Brazil. The Company determined that the approval of the open skies agreement impaired the entire value of its Brazil route authorities because the agreement removes all limitations or reciprocity requirements for flights between the United States and Brazil. Accordingly, the Company recorded a $105 million special charge to write off the entire value of the intangible asset associated with its Brazil routes.
During the three and six months ended June 30, 2018, the Company recorded $6 million and $29 million, respectively, of fair value adjustments for aircraft purchased off lease and impairments related to certain fleet types and international slots no longer in use.
During the three and six months ended June 30, 2018, the Company recorded $6 million and $14 million, respectively, of severance and benefit costs related to the early-out program described above and management severance of $5 million and $11 million, respectively.
During the three and six months ended June 30, 2018, the Company recorded losses of $135 million and $90 million, respectively, for the change in market value of its investment in Azul.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). Effective June 27, 2019, the Company amended its Certificate of Incorporation to change its name to "United Airlines Holdings, Inc." This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 126 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world's largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,900 flights a day to 356 airports across five continents.
Second Quarter Highlights

•	Second quarter 2019 net income was $1.1 billion, or $4.02 diluted earnings per share, as compared to net income of $683 million, or diluted earnings per share of $2.48, in the second quarter of 2018.

•	Passenger revenue increased 6.1% to $10.5 billion during the second quarter of 2019 as compared to the second quarter of 2018.

•
Traffic increased 5.1% and capacity increased 3.6% during the second quarter of 2019 as compared to the second quarter of 2018. The Company's passenger load factor for the second quarter of 2019 was 86.0%.

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
Fuel. The price of jet fuel remains volatile. Based on projected fuel consumption in 2019, a one-dollar change in the price of a barrel of crude oil would change the Company's annual fuel expense by approximately $103 million.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended June 30, 2019 as compared to the corresponding period in 2018.
Second Quarter 2019 Compared to Second Quarter 2018
The Company recorded net income of $1.1 billion in the second quarter of 2019 as compared to net income of $683 million in the second quarter of 2018. The Company considers a key measure of its performance to be operating income, which was $1.5 billion for the second quarter of 2019, as compared to $1.1 billion for the second quarter of 2018. Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Operating revenue	$11,402	$10,777	$625	5.8
Operating expense	9,930	9,632	298	3.1
Operating income	1,472	1,145	327	28.6
Nonoperating income (expense)	(118)	(290)	(172)	(59.3)
Income tax expense	302	172	130	75.6
Net income	$1,052	$683	$369	54.0
Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2019	2018	Increase (Decrease)	% Change
Passengers (thousands) (a)	42,592	41,058	1,534	3.7
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	63,001	59,945	3,056	5.1
Available seat miles ("ASMs" or "capacity") (millions) (c)	73,240	70,702	2,538	3.6
Passenger load factor (d)	86.0%	84.8%	1.2 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	14.32	13.97	0.35	2.5
Average yield per revenue passenger mile ("Yield") (cents) (e)	16.64	16.48	0.16	1.0
Cargo ton miles ("CTM") (millions) (f)	831	855	(24)	(2.8)
Cost per available seat mile ("CASM") (cents)	13.56	13.62	(0.06)	(0.4)
Average price per gallon of fuel, including fuel taxes	$2.16	$2.26	$(0.10)	(4.4)
Fuel gallons consumed (millions)	1,102	1,058	44	4.2
Average full-time equivalent employees	90,779	86,743	4,036	4.7
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

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Passenger revenue	$10,486	$9,880	$606	6.1
Cargo	295	314	(19)	(6.1)
Other operating revenue	621	583	38	6.5
Total operating revenue	$11,402	$10,777	$625	5.8
The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2018:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$366	$103	$32	$105	$606
Passenger revenue	5.9%	5.6%	2.9%	13.6%	6.1%
Average fare per passenger	2.7%	(1.5)%	(2.1)%	6.3%	2.3%
Yield	1.5%	(1.5)%	(1.1)%	6.5%	1.0%
PRASM	1.9%	0.6%	2.8%	9.1%	2.5%
Passengers	3.1%	7.3%	5.1%	6.9%	3.7%
RPMs (traffic)	4.4%	7.2%	4.0%	6.6%	5.1%
ASMs (capacity)	4.0%	5.0%	0.1%	4.1%	3.6%
Passenger load factor (points)	0.4	1.8	3.1	2.0	1.2
Passenger revenue increased $606 million, or 6.1%, in the second quarter of 2019 as compared to the year-ago period primarily due to a 5.1% increase in traffic. Second quarter PRASM increased 2.5% compared to the second quarter of 2018 primarily as a result of increased close-in demand in the domestic markets and overall demand improvements in the Atlantic and Latin markets.
Other operating revenue increased $38 million, or 6.5%, in the second quarter of 2019 as compared to the year-ago period primarily due to increased revenue related to MileagePlus miles sales and one-time passes to the United Club. See Note 2 to the financial statements included in Item I, Part 1 of this report for additional information related to revenue.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Salaries and related costs	$3,057	$2,878	$179	6.2
Aircraft fuel	2,385	2,390	(5)	(0.2)
Regional capacity purchase	715	693	22	3.2
Landing fees and other rent	660	625	35	5.6
Depreciation and amortization	560	538	22	4.1
Aircraft maintenance materials and outside repairs	421	438	(17)	(3.9)
Distribution expenses	442	393	49	12.5
Aircraft rent	73	119	(46)	(38.7)
Special charges	71	129	(58)	NM
Other operating expenses	1,546	1,429	117	8.2
Total operating expenses	$9,930	$9,632	$298	3.1
Salaries and related costs increased $179 million, or 6.2%, in the second quarter of 2019 as compared to the year-ago period primarily due to contractually higher pay rates, higher benefit expenses (primarily healthcare-related) and a 4.7% increase in average full-time equivalent employees.

Aircraft fuel expense decreased by $5 million, or 0.2%, in the second quarter of 2019 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2019 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2019	2018	% Change	2019	2018	% Change
Fuel expense	$2,385	$2,390	(0.2)%	$2.16	$2.26	(4.4)%
Total fuel consumption (gallons)	1,102	1,058	4.2%
Landing fees and other rent increased $35 million, or 5.6%, in the second quarter of 2019 as compared to the year-ago period primarily due to increased rates and capacity growth.
Distribution expenses increased $49 million, or 12.5%, in the second quarter of 2019 as compared to the year-ago period primarily due to higher credit card and travel agency booking fees as a result of the overall increase in passenger revenue.
Aircraft rent decreased $46 million, or 38.7%, in the second quarter of 2019 as compared to the year-ago period, primarily due to the purchase of leased aircraft and the conversion of certain operating leases to finance leases.
Details of the Company's special charges include the following for the three months ended June 30 (in millions):

	2019	2018
Impairment of assets	$61	$111
Severance and benefit costs	6	11
(Gains) losses on sale of assets and other special charges	4	7
Special charges	$71	$129
See Note 12 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses increased $117 million, or 8.2%, in the second quarter of 2019 as compared to the year-ago period, primarily due to an increase in purchased services related to our airport operations resulting from capacity growth and weather-related events, technology initiatives, facility projects and crew-related expenses.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Interest expense	$(191)	$(163)	$28	17.2
Interest capitalized	21	12	9	75.0
Interest income	38	25	13	52.0
Miscellaneous, net	14	(164)	(178)	(108.5)
Total	$(118)	$(290)	$(172)	(59.3)
Interest expense increased $28 million, or 17.2%, in the second quarter of 2019 as compared to the year-ago period, primarily due to the conversion of certain operating leases to finance leases and debt issued for the acquisition of new aircraft.
Miscellaneous, net decreased $178 million, or 108.5%, in the second quarter of 2019 as compared to the year-ago period, primarily due to fluctuations in the mark-to-market of certain financial instruments.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2019 Compared to First Six Months 2018
The Company recorded net income of $1.3 billion in the first six months of 2019 as compared to net income of $0.8 billion in the first six months of 2018. The Company considers a key measure of its performance to be operating income, which was $2.0 billion for the first six months of 2019, as compared to $1.4 billion for the first six months of 2018, a $560 million increase year-over-year. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Operating revenue	$20,991	$19,809	$1,182	6.0
Operating expense	19,024	18,402	622	3.4
Operating income	1,967	1,407	560	39.8
Nonoperating income (expense)	(246)	(370)	(124)	(33.5)
Income tax expense	377	209	168	80.4
Net income	$1,344	$828	$516	62.3
Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2019	2018	Increase (Decrease)	% Change
Passengers (thousands)	79,046	75,553	3,493	4.6
RPMs (millions)	116,098	109,794	6,304	5.7
ASMs (millions)	138,885	132,679	6,206	4.7
Passenger load factor	83.6%	82.8%	0.8 pts.	N/A
PRASM (cents)	13.83	13.59	0.24	1.8
Yield (cents)	16.55	16.42	0.13	0.8
CTM (millions)	1,636	1,672	(36)	(2.2)
CASM (cents)	13.70	13.87	(0.17)	(1.2)
Average price per gallon of fuel, including fuel taxes	$2.11	$2.19	$(0.08)	(3.7)
Fuel gallons consumed (millions)	2,087	1,990	97	4.9
Average full-time equivalent employees	89,761	86,157	3,604	4.2
Operating Revenue
The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Passenger revenue	$19,211	$18,030	$1,181	6.6
Cargo	581	607	(26)	(4.3)
Other operating revenue	1,199	1,172	27	2.3
Total operating revenue	$20,991	$19,809	$1,182	6.0
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2019 compared to the six months ended June 30, 2018:

	Domestic	Atlantic	Pacific	Latin	Consolidated
Increase (decrease) from 2018:
Passenger revenue (in millions)	$764	$182	$84	$151	$1,181
Passenger revenue	6.9%	5.9%	3.9%	9.3%	6.6%
Average fare per passenger	2.4%	(2.6)%	(0.8)%	4.3%	1.8%
Yield	1.1%	(2.8)%	0.5%	4.3%	0.8%
PRASM	1.2%	(0.8)%	3.7%	5.7%	1.8%
Passengers	4.3%	8.7%	4.7%	4.7%	4.6%
RPMs (traffic)	5.7%	9.0%	3.3%	4.8%	5.7%
ASMs (capacity)	5.5%	6.8%	0.2%	3.4%	4.7%
Passenger load factor (points)	0.1	1.6	2.4	1.1	0.8

Passenger revenue in the first six months of 2019 increased $1.2 billion, or 6.6%, as compared to the year-ago period primarily due to a 5.7% increase in traffic. Consolidated PRASM for the first six months of 2019 increased 1.8%, as compared to the first six months of 2018, as a result of increased close-in demand in the domestic markets and overall demand improvements in the Atlantic and Latin markets.
Operating Expenses
The table below includes data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Salaries and related costs	$5,930	$5,604	$326	5.8
Aircraft fuel	4,408	4,355	53	1.2
Regional capacity purchase	1,403	1,323	80	6.0
Landing fees and other rent	1,248	1,204	44	3.7
Depreciation and amortization	1,107	1,062	45	4.2
Aircraft maintenance materials and outside repairs	829	878	(49)	(5.6)
Distribution expenses	802	735	67	9.1
Aircraft rent	154	246	(92)	(37.4)
Special charges	89	169	(80)	NM
Other operating expenses	3,054	2,826	228	8.1
Total operating expenses	$19,024	$18,402	$622	3.4
Salaries and related costs increased $326 million, or 5.8%, in the first six months of 2019 as compared to the year-ago period primarily due to contractually higher pay rates, higher benefit expenses (primarily healthcare-related), and a 4.2% increase in average full-time equivalent employees.
Aircraft fuel expense increased $53 million, or 1.2%, in the first six months of 2019 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the six month period ended June 30, 2019 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2019	2018	% Change	2019	2018	% Change
Fuel expense	$4,408	$4,355	1.2%	$2.11	$2.19	(3.7)%
Total fuel consumption (gallons)	2,087	1,990	4.9%
Regional capacity purchase increased $80 million, or 6.0%, in the first six months of 2019 as compared to the year-ago period primarily due to a 5.2% increase in the 50-seat aircraft capacity and rate increases under various capacity purchase agreements with regional carriers.
Aircraft maintenance materials and outside repairs decreased $49 million, or 5.6%, in the first six months of 2019 as compared to the year-ago period primarily due to timing of maintenance events and rate changes under certain engine maintenance contracts.
Distribution expenses increased $67 million, or 9.1%, in the first six months of 2019 as compared to the year-ago period, primarily due to higher credit card and travel agency booking fees as a result of the overall increase in passenger revenue.
Aircraft rent decreased $92 million, or 37.4%, in the first six months of 2019 as compared to the year-ago period, primarily due to the purchase of leased aircraft and the conversion of certain operating leases to finance leases.

Details of the Company's special charges include the following for the six months ended June 30 (in millions):

	2019	2018
Impairment of assets	$69	$134
Severance and benefit costs	12	25
(Gains) losses on sale of assets and other special charges	8	10
Special charges	$89	$169
See Note 12 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses increased $228 million, or 8.1%, in the first six months of 2019 as compared to the year-ago period primarily due to an increase in purchased services related to our airport operations resulting from capacity growth and weather-related events, technology initiatives, facility projects and crew-related expenses.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Interest expense	$(379)	$(325)	$54	16.6
Interest capitalized	43	30	13	43.3
Interest income	67	42	25	59.5
Miscellaneous, net	23	(117)	(140)	(119.7)
Total	$(246)	$(370)	$(124)	(33.5)
Interest expense increased $54 million, or 16.6%, in the first six months of 2019 as compared to the year-ago period, primarily due to the conversion of certain operating leases to finance leases and debt issued for the acquisition of new aircraft.
Miscellaneous, net decreased $140 million, or 119.7%, in the first six months of 2019 as compared to the year-ago period, primarily due to fluctuations in the mark-to-market of certain financial instruments.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2019, the Company had $5.4 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.0 billion at December 31, 2018. As of June 30, 2019, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement available for borrowings. At June 30, 2019, the Company also had $105 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
We have a significant amount of fixed obligations, including debt and leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2019, the Company had approximately $14.5 billion of debt and finance lease obligations, including $1.4 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of June 30, 2019, our current liabilities exceeded our current assets by approximately $7.2 billion. However, approximately $8.6 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.
As of June 30, 2019, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2019	2020	After 2020
Airbus A350	45	—	—	45
Boeing 737 MAX	171	16	28	127
Boeing 777-300ER	4	2	2	—
Boeing 787	18	2	15	1
Embraer E175	38	18	20	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 19 used Boeing 737-700 aircraft with expected delivery dates in 2019 through 2021.
On March 13, 2019, the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series airplanes by U.S. certificated operators (the "FAA Order"). As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet. Prior to the grounding, the Company operated approximately 50 flights a day on these aircraft, and expected, given the anticipated delivery schedule, to operate approximately 110 flights a day by the end of the year. The FAA Order also resulted in Boeing suspending delivery of new Boeing 737 MAX series aircraft. The extent of the delay to the scheduled deliveries of the 737 MAX aircraft included in the table above is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors.
As of June 30, 2019, United had $148 million in financing available through a previously issued enhanced equipment trust certificates (“EETC”) transaction that it intends to use for the financing of certain aircraft delivered in the second half of 2019. Certain of these EETC proceeds were expected to be used to purchase equipment notes issued by United and secured by three Boeing 737 MAX aircraft, which aircraft were scheduled for delivery by Boeing in March, April and May of 2019. However, as a result of the FAA Order, United has not yet taken delivery of these three aircraft. If United is not in a position to take delivery of such 737 MAX aircraft on or prior to November 30, 2019, any funds remaining with the depositary in escrow at such time, together with accrued and unpaid interest thereon but without premium, will be distributed to the holders of the 2019-1 Pass Through Certificates. See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.
As of June 30, 2019, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments for approximately $24.3 billion, of which approximately $2.2 billion, $5.9 billion, $4.0 billion, $3.3 billion, $2.0 billion and $6.9 billion are due in the last six months of 2019 and for the full year for 2020, 2021, 2022, 2023 and thereafter, respectively. Commitments for 2020 are expected to be higher than other years due to the large number of wide-body aircraft deliveries (17 new aircraft) scheduled in that year. Amounts are not adjusted for any potential changes in the delivery schedule of the Boeing 737 MAX aircraft.
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
As of June 30, 2019, a substantial portion of the Company's assets, principally aircraft, certain route authorities and airport slots, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB	Ba2	BB
United	BB	*	BB
* The credit agency does not issue corporate credit ratings for subsidiary entities.
These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates ("EETCs") and term loans. Downgrades from current rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.
Sources and Uses of Cash
Operating Activities. Cash flows provided by operations were $4.6 billion for the six months ended June 30, 2019 compared to $4.2 billion in the same period in 2018. The increase is primarily attributable to an increase in operating income which was $2.0 billion for the first six months of 2019 as compared to $1.4 billion in the same period in 2018.
Investing Activities. Capital expenditures were approximately $2.5 billion and $1.7 billion in the six months ended June 30, 2019 and 2018, respectively. Capital expenditures for the six months ended June 30, 2019 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.
Financing Activities. During the six months ended June 30, 2019, the Company made debt and finance lease payments of $536 million.
In the six months ended June 30, 2019, United received and recorded $865 million of proceeds as debt from the EETC pass-through trusts established in February 2019. See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
In the six months ended June 30, 2019, United received and recorded $350 million of proceeds from the 4.875% Senior Notes due January 15, 2025.
Share Repurchase Programs. In the three and six months ended June 30, 2019, UAL repurchased approximately 6.4 million and 12.7 million shares, respectively, of UAL common stock in open market transactions for $0.5 billion and $1.1 billion, respectively. As of June 30, 2019, the Company had approximately $0.7 billion remaining to purchase shares under its December 2017 share repurchase program. On July 15, 2019, UAL's Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL's common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.
Commitments, Contingencies and Liquidity Matters. As described in the 2018 Annual Report, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.
See the 2018 Annual Report and Notes 6, 7, 8, 9, 10 and 11 to the financial statements contained in Part I, Item 1 of this report for additional information.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2019, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2019
During the three months ended June 30, 2019, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

On March 13, 2019, the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series airplanes by U.S. certificated operators (the "FAA Order"). As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet. Prior to the grounding, the Company operated approximately 50 flights a day on these aircraft and expected, given the anticipated delivery schedule, to operate approximately 110 flights a day by the end of the year.  The long-term operational and financial impact of this action is uncertain and could negatively affect the Company based on a number of factors, including, among others, the period of time the aircraft are unavailable, the availability of replacement aircraft, to the extent needed, and the circumstances of any reintroduction of the grounded aircraft to service. This grounding has affected the status of the scheduled delivery of the five Boeing 737 MAX 9 aircraft that were scheduled for delivery in the second quarter of 2019 and is also expected to affect the timing of future Boeing 737 MAX aircraft deliveries. The extent of the delay of future deliveries is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors.

Our significant investments in other airlines, including in other parts of the world, and the commercial relationships that we have with those carriers may not produce the returns or results we expect.
An important part of our strategy to expand our global network includes making significant investments in airlines in other parts of the world and expanding our commercial relationships with these carriers. For example, in November 2018, United entered into a revenue-sharing joint business agreement with Aerovías del Continente Americano S.A. ("Avianca"), Copa Airlines and several of their respective affiliates, subject to regulatory approval. Concurrently with this transaction, United, as lender, entered into a Term Loan Agreement (the "BRW Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively, affiliates of Synergy Aerospace Corporation, the majority shareholder of Avianca Holdings S.A. ("AVH"). Pursuant to the BRW Loan Agreement, United provided a $456 million term loan to BRW, secured by a pledge of BRW's equity, as well as BRW's 516 million shares of common stock of AVH (having an implied value equivalent to 64.5 million American Depositary Receipts, the class of AVH securities that trades on the New York Stock Exchange). BRW is currently in default under the BRW Loan Agreement. Additionally, on May 13, 2019, S&P Global Ratings downgraded its AVH issuer level credit ratings from B to CCC+, together with accompanying downgrades for AVH's frequent flyer subsidiary, LifeMiles Ltd. ("LifeMiles"), and for certain outstanding debt of both AVH and LifeMiles. Following these downgrades, and in order to protect the value of its collateral, on May 24, 2019, United began to exercise remedies available to it under the terms of the BRW Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited, AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Loan Agreement, independent authority to manage BRW, which remains the majority shareholder of AVH.
We also have an equity investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"). See Note 9 to the financial statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and Note 7 and Note 8 to the financial statements included in Part I, Item 1 of this report for additional information regarding our investments in Avianca and Azul.
We also have investments in several domestic regional airlines. In January 2019, we completed the acquisition of a 49.9% interest in ManaAir LLC, which, as of immediately following the closing of that investment, owns 100% of the equity interests in ExpressJet Airlines, Inc., a domestic regional airline. We also have minority equity interests in Champlain Enterprises, LLC d/b/a CommutAir and Republic Airways Holdings, Inc. See Note 9 to the financial statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding our investments in regional airlines.

We expect to continue exploring similar non-controlling investments in, and entering into JBAs, commercial agreements, loan transactions and strategic alliances with, other carriers as part of our regional and global business strategy. These transactions and relationships involve significant challenges and risks. We are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, each is a separately certificated commercial air carrier and we do not have control over their operations, strategy, management or business methods. These airlines also are subject to a number of the same risks as our business, which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A, Risk Factors, of this report, including competitive pressures on pricing, demand and capacity; changes in aircraft fuel pricing; and the impact of global and local political and economic conditions on operations and customer travel patterns, among others.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2019:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
April 2019	1,861,200	$85.91	1,861,200	$1,063
May 2019	2,471,287	82.49	2,471,287	859
June 2019	2,037,089	84.31	2,037,089	687
Total	6,369,576		6,369,576
(a) In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. As of June 30, 2019, the Company had approximately $0.7 billion remaining to purchase shares under its December 2017 repurchase authorization. On July 15, 2019, UAL’s Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.
(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 2,174 shares were withheld under these plans in the second quarter of 2019 at an average price per share of $83.97. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

3.1	UAL
Amended and Restated Certificate of Incorporation of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed June 27, 2019, Commission file number 1-6033, and incorporated herein by reference)

3.2	UAL	Amended and Restated Bylaws of United Airlines Holdings, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K filed June 27, 2019, Commission file number 1-6033, and incorporated herein by reference)

4.1	UAL United
Fifth Supplemental Indenture, dated as of May 9, 2019, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL’s Form 8-K filed May 10, 2019, Commission file 1-6033 and incorporated herein by reference)

4.2	UAL United	Form of 4.875% Senior Notes due 2025 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed May 10, 2019, Commission file 1-6033 and incorporated herein by reference)

4.3	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed May 10, 2019, Commission file 1-6033 and incorporated herein by reference)

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	July 17, 2019	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 17, 2019	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 17, 2019	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 17, 2019	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)