Form 10-Q
period 2019-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2019-10-16
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number					State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Airlines Holdings, Inc.					Delaware	36-2675207
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

001-10323	United Airlines, Inc.					Delaware	74-2099724
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

Securities registered pursuant to Section 12(b) of the Act
Registrant	Title of Each Class		Trading Symbol	Name on Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock,	$0.01 par value	UAL	The Nasdaq Stock Market LLC
United Airlines, Inc.	None		None	None
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 11, 2019 is shown below:

United Airlines Holdings, Inc.	253,043,650	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (a)	2019	2018 (a)
Operating revenue:
Passenger revenue	$10,481	$10,120	$29,692	$28,150
Cargo	282	296	863	903
Other operating revenue	617	587	1,816	1,759
Total operating revenue	11,380	11,003	32,371	30,812

Operating expense:
Salaries and related costs	3,063	2,930	8,993	8,534
Aircraft fuel	2,296	2,572	6,704	6,927
Regional capacity purchase	721	676	2,124	1,999
Landing fees and other rent	645	618	1,893	1,822
Depreciation and amortization	575	545	1,682	1,607
Aircraft maintenance materials and outside repairs	490	455	1,319	1,333
Distribution expenses	432	427	1,234	1,162
Aircraft rent	67	109	221	355
Special charges	27	17	116	186
Other operating expenses	1,591	1,467	4,645	4,293
Total operating expenses	9,907	9,816	28,931	28,218
Operating income	1,473	1,187	3,440	2,594

Nonoperating income (expense):
Interest expense	(191)	(172)	(570)	(497)
Interest capitalized	22	16	65	46
Interest income	36	28	103	70
Miscellaneous, net	9	(1)	32	(118)
Total nonoperating expense, net	(124)	(129)	(370)	(499)
Income before income taxes	1,349	1,058	3,070	2,095
Income tax expense	325	225	702	434
Net income	$1,024	$833	$2,368	$1,661
Earnings per share, basic	$4.01	$3.06	$9.07	$6.00
Earnings per share, diluted	$3.99	$3.05	$9.04	$5.98

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (a)	2019	2018 (a)
Net income	$1,024	$833	$2,368	$1,661

Other comprehensive income (loss), net of tax:
Employee benefit plans	304	12	294	54
Investments and other	(1)	1	5	(3)
Total other comprehensive income (loss), net of tax	303	13	299	51

Total comprehensive income, net	$1,327	$846	$2,667	$1,712

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2019	December 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,959	$1,694
Short-term investments	2,167	2,256
Receivables, less allowance for doubtful accounts (2019 — $11; 2018 — $8)	1,617	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019 — $403; 2018 — $412)	1,065	985
Prepaid expenses and other	725	733
Total current assets	8,533	7,094
Operating property and equipment:
Flight equipment	34,413	32,599
Other property and equipment	7,626	6,889
Purchase deposits for flight equipment	1,446	1,177
Total operating property and equipment, at cost	43,485	40,665
Less — Accumulated depreciation and amortization	(14,153)	(13,266)
Total operating property and equipment, net	29,332	27,399

Operating lease right-of-use assets	4,937	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019 — $1,425; 2018 — $1,380)	3,114	3,159
Restricted cash	100	105
Notes receivable, net	529	516
Investments in affiliates and other, net	1,131	966
Total other assets	9,397	9,269
Total assets	$52,199	$49,024
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2019	December 31, 2018 (a)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$5,515	$4,381
Accounts payable	2,848	2,363
Frequent flyer deferred revenue	2,537	2,286
Accrued salaries and benefits	2,104	2,184
Current maturities of long-term debt	1,243	1,230
Current maturities of finance leases	92	123
Current maturities of operating leases	778	719
Other	574	553
Total current liabilities	15,691	13,839

Long-term debt	12,900	12,215
Long-term obligations under finance leases	186	224
Long-term obligations under operating leases	4,941	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,682	2,719
Postretirement benefit liability	836	1,295
Pension liability	1,087	1,576
Deferred income taxes	1,594	828
Other	981	1,010
Total other liabilities and deferred credits	7,180	7,428
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 253,624,406 and 269,914,769 shares at September 30, 2019 and December 31, 2018, respectively	3	3
Additional capital invested	6,111	6,120
Retained earnings	9,075	6,715
Stock held in treasury, at cost	(3,384)	(1,993)
Accumulated other comprehensive loss	(504)	(803)
Total stockholders' equity	11,301	10,042
Total liabilities and stockholders' equity	$52,199	$49,024

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2019	2018 (a)
Cash Flows from Operating Activities:
Net cash provided by operating activities	$5,728	$5,035

Cash Flows from Investing Activities:
Capital expenditures	(3,336)	(2,496)
Purchases of short-term and other investments	(2,168)	(1,975)
Proceeds from sale of short-term and other investments	2,282	1,979
Investment in affiliates	(36)	(139)
Proceeds from sale of property and equipment	47	30
Loans made to affiliates	(10)	(10)
Other, net	(10)	104
Net cash used in investing activities	(3,231)	(2,507)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,109	1,241
Payments of long-term debt	(726)	(1,519)
Repurchases of common stock	(1,431)	(1,010)
Principal payments under finance leases	(105)	(57)
Capitalized financing costs	(51)	(31)
Other, net	(29)	(17)
Net cash used in financing activities	(1,233)	(1,393)
Net increase in cash, cash equivalents and restricted cash	1,264	1,135
Cash, cash equivalents and restricted cash at beginning of the period	1,799	1,591
Cash, cash equivalents and restricted cash at end of the period (b)	$3,063	$2,726

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$306	$125
Operating lease conversions to finance lease	36	52
Right-of-use assets acquired through operating leases	344	537
Property and equipment acquired through finance leases	8	—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

(b) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$2,959	$2,621
Restricted cash (included in Prepaid expenses and other)	4	—
Restricted cash	100	105
Total cash, cash equivalents and restricted cash	$3,063	$2,726

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2019	257.7	$3	$6,096	$(3,022)	$8,050	$(807)	$10,320
Net income	—	—	—	—	1,024	—	1,024
Other comprehensive loss	—	—	—	—	—	303	303
Stock settled share-based compensation	—	—	18	—	—	—	18
Repurchases of common stock	(4.1)	—	—	(363)	—	—	(363)
Net treasury stock issued for share-based awards	—	—	(3)	1	1	—	(1)
Balance at September 30, 2019	253.6	$3	$6,111	$(3,384)	$9,075	$(504)	$11,301

Balance at December 31, 2018 (a)	269.9	$3	$6,120	$(1,993)	$6,715	$(803)	$10,042
Net income	—	—	—	—	2,368	—	2,368
Other comprehensive loss	—	—	—	—	—	299	299
Stock settled share-based compensation	—	—	49	—	—	—	49
Repurchases of common stock	(16.8)	—	—	(1,426)	—	—	(1,426)
Net treasury stock issued for share-based awards	0.5	—	(58)	35	(8)	—	(31)
Balance at September 30, 2019	253.6	$3	$6,111	$(3,384)	$9,075	$(504)	$11,301

Balance at June 30, 2018 (a)	273.0	$3	$6,091	$(1,720)	$5,419	$(1,102)	$8,691
Net income (a)	—	—	—	—	833	—	833
Other comprehensive income	—	—	—	—	—	13	13
Stock settled share-based compensation	—	—	16	—	—	—	16
Repurchases of common stock	(0.5)	—	—	(34)	—	—	(34)
Net treasury stock issued for share-based awards	—	—	(2)	1	—	—	(1)
Balance at September 30, 2018 (a)	272.5	$3	$6,105	$(1,753)	$6,252	$(1,089)	$9,518

Balance at December 31, 2017 (a)	287.0	$3	$6,098	$(769)	$4,603	$(1,147)	$8,788
Net income (a)	—	—	—	—	1,661	—	1,661
Other comprehensive income	—	—	—	—	—	51	51
Stock settled share-based compensation	—	—	45	—	—	—	45
Repurchases of common stock	(14.7)	—	—	(1,010)	—	—	(1,010)
Net treasury stock issued for share-based awards	0.2	—	(38)	26	(5)	—	(17)
Adoption of accounting standard related to equity investments	—	—	—	—	(7)	7	—
Balance at September 30, 2018 (a)	272.5	$3	$6,105	$(1,753)	$6,252	$(1,089)	$9,518

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (a)	2019	2018 (a)
Operating revenue:
Passenger revenue	$10,481	$10,120	$29,692	$28,150
Cargo	282	296	863	903
Other operating revenue	617	587	1,816	1,759
Total operating revenue	11,380	11,003	32,371	30,812

Operating expense:
Salaries and related costs	3,063	2,930	8,993	8,534
Aircraft fuel	2,296	2,572	6,704	6,927
Regional capacity purchase	721	676	2,124	1,999
Landing fees and other rent	645	618	1,893	1,822
Depreciation and amortization	575	545	1,682	1,607
Aircraft maintenance materials and outside repairs	490	455	1,319	1,333
Distribution expenses	432	427	1,234	1,162
Aircraft rent	67	109	221	355
Special charges	27	17	116	186
Other operating expenses	1,590	1,467	4,643	4,292
Total operating expense	9,906	9,816	28,929	28,217
Operating income	1,474	1,187	3,442	2,595

Nonoperating income (expense):
Interest expense	(191)	(172)	(570)	(497)
Interest capitalized	22	16	65	46
Interest income	36	28	103	70
Miscellaneous, net	9	(1)	32	(118)
Total nonoperating expense, net	(124)	(129)	(370)	(499)
Income before income taxes	1,350	1,058	3,072	2,096
Income tax expense	326	224	703	434
Net income	$1,024	$834	$2,369	$1,662

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (a)	2019	2018 (a)
Net income	$1,024	$834	$2,369	$1,662

Other comprehensive income (loss), net of tax:
Employee benefit plans	304	12	294	54
Investments and other	(1)	1	5	(3)
Total other comprehensive income (loss), net of tax	303	13	299	51

Total comprehensive income, net	$1,327	$847	$2,668	$1,713

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2019	December 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,953	$1,688
Short-term investments	2,167	2,256
Receivables, less allowance for doubtful accounts (2019 — $11; 2018 — $8)	1,617	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019 — $403; 2018 — $412)	1,065	985
Prepaid expenses and other	725	733
Total current assets	8,527	7,088
Operating property and equipment:
Flight equipment	34,413	32,599
Other property and equipment	7,626	6,889
Purchase deposits for flight equipment	1,446	1,177
Total operating property and equipment, at cost	43,485	40,665
Less — Accumulated depreciation and amortization	(14,153)	(13,266)
Total operating property and equipment, net	29,332	27,399

Operating lease right-of-use assets	4,937	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019 — $1,425; 2018 — $1,380)	3,114	3,159
Restricted cash	100	105
Notes receivable, net	529	516
Investments in affiliates and other, net	1,131	966
Total other assets	9,397	9,269
Total assets	$52,193	$49,018

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2019	December 31, 2018 (a)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$5,515	$4,381
Accounts payable	2,848	2,363
Frequent flyer deferred revenue	2,537	2,286
Accrued salaries and benefits	2,104	2,184
Current maturities of long-term debt	1,243	1,230
Current maturities of finance leases	92	123
Current maturities of operating leases	778	719
Other	579	558
Total current liabilities	15,696	13,844

Long-term debt	12,900	12,215
Long-term obligations under finance leases	186	224
Long-term obligations under operating leases	4,941	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,682	2,719
Postretirement benefit liability	836	1,295
Pension liability	1,087	1,576
Deferred income taxes	1,622	855
Other	980	1,010
Total other liabilities and deferred credits	7,207	7,455
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2019 and December 31, 2018	—	—
Additional capital invested	—	598
Retained earnings	11,909	10,319
Accumulated other comprehensive loss	(504)	(803)
Receivable from related parties	(142)	(110)
Total stockholder's equity	11,263	10,004
Total liabilities and stockholder's equity	$52,193	$49,018

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2019	2018 (a)

Cash Flows from Operating Activities:
Net cash provided by operating activities	$5,698	$5,018

Cash Flows from Investing Activities:
Capital expenditures	(3,336)	(2,496)
Purchases of short-term investments and other investments	(2,168)	(1,975)
Proceeds from sale of short-term and other investments	2,282	1,979
Investment in affiliates	(36)	(139)
Proceeds from sale of property and equipment	47	30
Loans made to affiliates	(10)	(10)
Other, net	(10)	104
Net cash used in investing activities	(3,231)	(2,507)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,109	1,241
Payments of long-term debt	(726)	(1,519)
Dividend to UAL	(1,431)	(1,010)
Principal payments under finance leases	(105)	(57)
Capitalized financing costs	(51)	(31)
Other, net	1	—
Net cash used in financing activities	(1,203)	(1,376)
Net increase in cash, cash equivalents and restricted cash	1,264	1,135
Cash, cash equivalents and restricted cash at beginning of the period	1,793	1,585
Cash, cash equivalents and restricted cash at end of the period (b)	$3,057	$2,720

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$306	$125
Operating lease conversions to finance lease	36	52
Right-of-use assets acquired through operating leases	344	537
Property and equipment acquired through finance leases	8	—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

(b) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$2,953	$2,615
Restricted cash (included in Prepaid expenses and other)	4	—
Restricted cash	100	105
Total cash, cash equivalents and restricted cash	$3,057	$2,720

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total

Balance at June 30, 2019	$—	$11,230	$(807)	$(141)	$10,282
Net income	—	1,024	—	—	1,024
Other comprehensive loss	—	—	303	—	303
Dividend to UAL	(18)	(345)	—	—	(363)
Share-based compensation	18	—	—	—	18
Other	—	—	—	(1)	(1)
Balance at September 30, 2019	$—	$11,909	$(504)	$(142)	$11,263

Balance at December 31, 2018 (a)	$598	$10,319	$(803)	$(110)	$10,004
Net income	—	2,369	—	—	2,369
Other comprehensive loss	—	—	299	—	299
Dividend to UAL	(647)	(779)	—	—	(1,426)
Stock settled share-based compensation	49	—	—	—	49
Other	—	—	—	(32)	(32)
Balance at September 30, 2019	$—	$11,909	$(504)	$(142)	$11,263

Balance at June 30, 2018 (a)	$841	$9,022	$(1,102)	$(108)	$8,653
Net income	—	834	—	—	834
Other comprehensive income	—	—	13	—	13
Dividend to UAL	(34)	—	—	—	(34)
Share-based compensation	16	—	—	—	16
Other	(1)	—	—	(1)	(2)
Balance at September 30, 2018 (a)	$822	$9,856	$(1,089)	$(109)	$9,480

Balance at December 31, 2017 (a)	$1,787	$8,201	$(1,147)	$(90)	$8,751
Net income (a)	—	1,662	—	—	1,662
Other comprehensive income	—	—	51	—	51
Dividend to UAL	(1,010)	—	—	—	(1,010)
Stock settled share-based compensation	45	—	—	—	45
Other	—	(7)	7	(19)	(19)
Balance at September 30, 2018 (a)	$822	$9,856	$(1,089)	$(109)	$9,480

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
The adoption of the New Lease Standard had the same impact on the financial statements of United as it had on the financial statements of UAL. The table below presents the impact of the adoption of the New Lease Standard on select accounts and captions of UAL's statement of consolidated operations (in millions, except per share amounts):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	New Lease Standard Adjustments	As Adjusted	As Reported	New Lease Standard Adjustments	As Adjusted
Regional capacity purchase	$663	$13	$676	$1,963	$36	$1,999
Landing fees and other rent	596	22	618	1,757	65	1,822
Depreciation and amortization	564	(19)	545	1,662	(55)	1,607
Interest expense	(187)	15	(172)	(540)	43	(497)
Interest capitalized	18	(2)	16	51	(5)	46
Net income	836	(3)	833	1,667	(6)	1,661
Earnings per share, basic	3.07	(0.01)	3.06	6.02	(0.02)	6.00
Earnings per share, diluted	3.06	(0.01)	3.05	5.99	(0.01)	5.98

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

The table below presents the impact of the adoption of the New Lease Standard on select line items of UAL's statement of consolidated cash flows (in millions):

	Nine Months Ended September 30, 2018
	As Reported	New Lease Standard Adjustments	As Adjusted
Cash Flows from Operating Activities:
Net cash provided by operating activities	$5,080	$(45)	$5,035

Cash Flows from Investing Activities:
Capital expenditures	(2,592)	96	(2,496)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,332	(91)	1,241
Principal payments under finance leases	(98)	41	(57)

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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). The main objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new accounting replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The new accounting is effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.
NOTE 2 - REVENUE
Revenue by Geography. The following table presents operating revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic (U.S. and Canada)	$7,094	$6,762	$20,056	$18,927
Atlantic	2,103	2,073	5,627	5,427
Pacific	1,280	1,339	3,867	3,855
Latin America	903	829	2,821	2,603
Total	$11,380	$11,003	$32,371	$30,812

Advance Ticket Sales. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. As a result, the balance of the Company's Advance ticket sales liability represents activity that will be recognized in the next 12 months. In the three and nine months ended September 30, 2019, the Company recognized approximately $4.1 billion and $3.4 billion, respectively, and in the three and nine months ended September 30, 2018, the Company recognized approximately $4.1 billion and $3.0 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $645 million and $1.9 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2019, respectively. The Company recorded $572 million and $1.6 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2018, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Frequent flyer deferred revenue - beginning balance	$5,198	$4,989	$5,005	$4,783
Miles awarded	662	616	1,951	1,826
Travel miles redeemed (Passenger revenue)	(607)	(580)	(1,634)	(1,508)
Non-travel miles redeemed (Other operating revenue)	(34)	(38)	(103)	(114)
Total Frequent flyer deferred revenue - ending balance	$5,219	$4,987	$5,219	$4,987

In the three and nine months ended September 30, 2019, the Company recognized, in Other operating revenue, $489 million and $1.5 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The Company recognized $480 million and $1.5 billion, respectively, in the three and nine months ended September 30, 2018, related to those revenues. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability.

NOTE 3 - EARNINGS PER SHARE
The computations of UAL's basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings available to common stockholders	$1,024	$833	$2,368	$1,661

Basic weighted-average shares outstanding	255.3	272.4	261.0	277.0
Effect of employee stock awards	1.1	1.2	1.0	1.0
Diluted weighted-average shares outstanding	256.4	273.6	262.0	278.0

Earnings per share, basic	$4.01	$3.06	$9.07	$6.00
Earnings per share, diluted	$3.99	$3.05	$9.04	$5.98

In the three and nine months ended September 30, 2019, UAL repurchased approximately 4.1 million and 16.8 million shares, respectively, of UAL common stock in open market transactions for $0.4 billion and $1.4 billion, respectively. On July 15, 2019, UAL's Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL's common stock. As of September 30, 2019, the Company had approximately $3.3 billion remaining to purchase shares under its December 2017 and July 2019 share repurchase programs. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.
NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

UAL	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total

Balance at June 30, 2019	$(675)		$3	$(135)	$(807)
Changes in value	394		—	(87)	307
Amounts reclassified to earnings	(4)	(a)	(1)	1	(4)
Balance at September 30, 2019	$(285)		$2	$(221)	$(504)
Balance at December 31, 2018	$(663)		$(4)	$(136)	$(803)
Changes in value	370		7	(83)	294
Amounts reclassified to earnings	8	(a)	(1)	(2)	5
Balance at September 30, 2019	$(285)		$2	$(221)	$(504)

Balance at June 30, 2018	$(1,048)		$(2)	$(52)	$(1,102)
Changes in value	—		1	—	1
Amounts reclassified to earnings	15	(a)	—	(3)	12
Balance at September 30, 2018	$(1,033)		$(1)	$(55)	$(1,089)
Balance at December 31, 2017	$(1,102)		$(6)	$(39)	$(1,147)
Changes in value	24		(2)	(6)	16
Amounts reclassified to earnings	45	(a)	—	(10)	35
Amounts reclassified to retained earnings	—		7	—	7
Balance at September 30, 2018	$(1,033)		$(1)	$(55)	$(1,089)

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (See Note 6 to the financial statements included in Part I, Item 1 for additional information).

NOTE 5 - INCOME TAXES
The Company's effective tax rate for the three and nine months ended September 30, 2019 was 24.1% and 22.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 21.3% and 20.7%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and the impact of a change in the Company's mix of domestic and foreign earnings.
NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2019	2018	2019	2018
Service cost	$46	$57	$2	$3	Salaries and related costs
Interest cost	56	54	10	16	Miscellaneous, net
Expected return on plan assets	(73)	(73)	—	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	29	32	(12)	(8)	Miscellaneous, net
Amortization of prior service credit	—	—	(23)	(9)	Miscellaneous, net
Settlement loss	2	—	—	—	Miscellaneous, net
Total	$60	$70	$(23)	$1
The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2019	2018	2019	2018
Service cost	$138	$171	$7	$9	Salaries and related costs
Interest cost	170	162	39	46	Miscellaneous, net
Expected return on plan assets	(218)	(219)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	87	97	(42)	(24)	Miscellaneous, net
Amortization of prior service credit	—	—	(42)	(28)	Miscellaneous, net
Settlement loss	5	—		—	Miscellaneous, net
Total	$182	$211	$(39)	$2
During the three and nine months ended September 30, 2019, the Company contributed $335 million and $635 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.
During the third quarter of 2019, United notified participants of a refresh to the plan options offered under its retiree medical benefit program. Current non-HMO (health maintenance organization) medical plan options for post-Medicare retirees will be converted to fully-insured Medicare Advantage plans. The plan design changes will impact all current and future eligible post-Medicare retirees, through updates in plan design and/or premium rate/contribution setting refinements. Benefit levels have not been reduced as a result of this change, and in many cases the refresh will result in reduced retiree contributions. As a result of this modification to its retiree medical plan options, the Company remeasured retiree medical benefit program liabilities using a discount rate of 3.39%. The projected benefit obligation of the retiree medical benefit program decreased by $421 million with an offset to Accumulated other comprehensive loss ($597 million in prior service credits, partially offset by $176 million in actuarial losses), which will be amortized over the average years of future service to full eligibility for the participants in the retiree medical benefit program (approximately seven years).
Share-Based Compensation. In the nine months ended September 30, 2019, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards include 1.1 million restricted stock units ("RSUs"), consisting of 0.8 million time-vested RSUs and 0.3 million performance-based RSUs. The time-vested RSUs vest pro-rata, on February 28th of each year, over a period of three years from the date of grant. The amount of performance-based RSUs vest based on the Company's relative improvement in pre-tax margin, as compared to a group of industry peers, for the three years ending December 31, 2021. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation expense	$33	$29	$70	$73

	September 30, 2019	December 31, 2018
Unrecognized share-based compensation	$90	$68

NOTE 7 - BRW TERM LOAN
In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively, affiliates of Synergy Aerospace Corporation ("Synergy"), the majority shareholder of Avianca Holdings S.A. ("AVH"). Pursuant to the BRW Loan Agreement, United provided a $456 million term loan to BRW (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million shares of common stock of AVH (having an implied value equivalent to 64.5 million American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE")). BRW is currently in default under the BRW Loan Agreement.
On May 13, 2019, S&P Global Ratings downgraded its AVH issuer level credit ratings from B to CCC+, together with accompanying downgrades for AVH's frequent flyer subsidiary LifeMiles Ltd. ("LifeMiles") and for certain outstanding debt of both AVH and LifeMiles. Following these downgrades, and in order to protect the value of its collateral, on May 24, 2019, United began to exercise remedies available to it under the terms of the BRW Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Loan Agreement, independent authority to manage BRW, which remains the majority shareholder of AVH. In addition, Kingsland is pursuing a foreclosure process which is expected to result in a judicially supervised sale of the collateral, following the grant of summary judgment by a NY court on September 26, 2019. United evaluated the $494 million carrying value of the BRW Term Loan as of September 30, 2019 using the fair value of the collateral (and taking into consideration the secured convertible loan commitment disclosed in Note 10) and determined that the value of the collateral is sufficient to recover the carrying value of the loan. As a result, the Company concluded that the BRW Term Loan is not impaired. The carrying value of the BRW Term Loan represents the original loan amount plus accrued and unpaid interest and certain expenses associated with the loan origination.
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

NOTE 8 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,959	$2,959	$—	$—	$1,694	$1,694	$—	$—
Short-term investments:
Corporate debt	1,016	—	1,016	—	1,023	—	1,023	—
Asset-backed securities	706	—	706	—	746	—	746	—
U.S. government and agency notes	131	—	131	—	108	—	108	—
Certificates of deposit placed through an account registry service ("CDARS")	42	—	42	—	75	—	75	—
Other fixed-income securities	80	—	80	—	116	—	116	—
Other investments measured at net asset value ("NAV")	192	—	—	—	188	—	—	—
Restricted cash	104	104	—	—	105	105	—	—
Long-term investments:
Equity securities	322	322	—	—	249	249	—	—
AVH Derivative Assets (defined below)	6	—	—	6	11	—	—	11

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of September 30, 2019, asset-backed securities have remaining maturities of less than one year to approximately 15 years, corporate debt securities have remaining maturities of three years or less and CDARS have maturities of less than one year. U.S. government and agency notes have maturities of approximately three years or less and other fixed-income securities have maturities of two years or less.
Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
Equity securities - Equity securities represent United's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), consisting of a preferred equity stake of approximately 8% (approximately 2% of the total capital stock of Azul). The Company recognizes changes to the fair market value of its equity investment in Azul in Nonoperating income (expense): Miscellaneous, net in its statements of consolidated operations.
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
Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	September 30, 2019					December 31, 2018
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$14,143	$14,832	$—	$11,131	$3,701	$13,445	$13,450	$—	$9,525	$3,925

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
Short-term investments, Equity securities and Restricted cash
Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.

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

NOTE 9 - LEASES
United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, available seat miles, enplaned passengers, passenger facility charges, terminal equipment usage fees, departures, and airports' annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on our balance sheet as a right-of-use asset and lease liability.

For leases with terms greater than 12 months, we record the related right-of-use asset and lease liability at the present value of lease payments over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the term of the lease. We combine lease and non-lease components, such as common area maintenance costs, in calculating the right-of-use assets and lease liabilities for all asset groups except for our capacity purchase agreements ("CPAs"), which contain embedded leases for regional aircraft. In addition to the lease component cost for regional aircraft, our CPAs also include non-lease components primarily related to the regional carriers' operating costs incurred in providing regional aircraft services. We allocate consideration for the lease components and non-lease components of each CPA based on their relative standalone values.

Lease Cost. The Company's lease cost for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$255	$302	$786	$940
Variable and short-term lease cost	643	664	1,910	1,944
Amortization of finance lease assets	15	17	51	57
Interest on finance lease liabilities	27	17	86	26
Sublease income	(8)	(9)	(25)	(30)
Total lease cost	$932	$991	$2,808	$2,937

Lease terms and commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 117 mainline and 325 regional aircraft while finance leases relate to leases of 26 mainline and 28 regional aircraft. United's aircraft leases have remaining lease terms of one month to 10 years with expiration dates ranging from 2019 through 2029. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
Non-aircraft leases have remaining lease terms of one month to 34 years, with expiration dates ranging from 2019 through 2053.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of September 30, 2019 (in millions):

	Operating Leases	Finance Leases
Last three months of 2019	$195	$80
2020	1,004	58
2021	788	54
2022	660	44
2023	647	33
After 2023	4,611	70
Minimum lease payments	7,905	339
Imputed interest	(2,186)	(61)
Present value of minimum lease payments	5,719	278
Less: current maturities of lease obligations	(778)	(92)
Long-term lease obligations	$4,941	$186

As of September 30, 2019, we have additional leases of approximately $915 million for several mainline aircraft, regional jets under a CPA and a maintenance facility that have not yet commenced. These leases will commence between 2019 and 2020 with lease terms of up to 34 years.

To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, we have recognized those amounts as part of our right-of-use assets and lease liabilities.

Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of September 30:

	2019		2018
Weighted-average remaining lease term - operating leases	11 years		11 years
Weighted-average remaining lease term - finance leases	5 years		5 years
Weighted-average discount rate - operating leases	5.3%		5.2%
Weighted-average discount rate - finance leases	44.8%	(a)	39.5%	(a)
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

The table below presents supplemental cash flow information related to leases during the nine months ended September 30 (in millions):

	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$743	$842
Operating cash flows for finance leases	63	30
Financing cash flows for finance leases	105	57

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Commitments. As of September 30, 2019, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2019	2020	After 2020
Airbus A350	45	—	—	45
Boeing 737 MAX	171	16	28	127
Boeing 777-300ER	4	2	2	—
Boeing 787	18	2	15	1
Embraer E175	29	9	20	—
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 20 used Boeing 737-700 aircraft with expected delivery dates in 2019 through 2021.
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
During the third quarter of 2018, United entered into an agreement with the lessor of 54 Embraer ERJ 145 aircraft to purchase those aircraft in 2019. As of September 30, 2019, United had purchased 36 of those aircraft.
The table below summarizes United's commitments as of September 30, 2019, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last three months of 2019	$1.5
2020 (a)	6.1
2021	3.8
2022	2.9
2023	2.3
After 2023	7.0
$23.6

(a) Commitments for 2020 are expected to be higher than other years displayed in the table above due to the large number of wide-body aircraft deliveries (17 new aircraft) scheduled in that year. Amounts are not adjusted for any potential changes in the delivery schedule of the Boeing 737 MAX aircraft.

Regional CPAs. The table below summarizes the Company's expected future payments through the end of the terms of our CPAs, excluding aircraft ownership costs and variable pass-through costs such as fuel and landing fees, among others (in billions):

Last three months of 2019	$0.6
2020	2.2
2021	2.1
2022	1.8
2023	1.1
After 2023	4.5
$12.3

Guarantees. As of September 30, 2019, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 9 of this report. All of these bonds are due between 2020 and 2038.
In connection with funding the BRW Loan Agreement, the Company entered into an agreement with Kingsland, pursuant to which, in return for Kingsland's pledge of its 144.8 million shares of AVH common stock (having an implied value equivalent to 18.1 million ADRs) and its consent to Synergy's pledge of its AVH common stock to United under the BRW Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its shares of AVH common stock to United at market price on the fifth anniversary of the BRW Loan Agreement, and (2) guaranteed Synergy's obligation to pay Kingsland the difference (which amount, if paid by United, will increase United's secured loan to Synergy by such amount) if the market price of AVH common stock on the fifth anniversary is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. In 2018, the Company recorded a liability of $31 million for the fair value of its guarantee to loan additional funds to Synergy if required. Any such additional loans to Synergy would be collateralized by BRW's shares of AVH stock and other collateral. A completed foreclosure of that collateral, as described in Note 7 of this report, might accelerate the exercise of the put option described above.
On October 4, 2019, United and Kingsland delivered to AVH a commitment to provide AVH at least a $250 million senior secured convertible loan (of which United’s portion would be a maximum of $150 million), which $250 million will become fully binding on United and Kingsland subject to the satisfaction of certain conditions, including the successful completion of AVH's debt restructuring plan.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2019, the Company had $3.4 billion of floating rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
As of September 30, 2019, United is the guarantor of $136 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Labor Negotiations. As of September 30, 2019, the Company had approximately 95,000 employees, of whom approximately 84% were represented by various U.S. labor organizations. On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the labor union representing United's pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. The Company and UNITE HERE, the labor union representing United's Catering Operations employees, started negotiations for a first collective bargaining agreement in March 2019.

NOTE 11 - DEBT
As of September 30, 2019, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement. As of September 30, 2019, UAL and United were in compliance with their respective debt covenants.
EETCs. In February and September 2019, United created new enhanced equipment trust certificates ("EETC") pass-through trusts, each of which issued pass-through certificates. The proceeds from the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft financed with the proceeds of such notes. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United's assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2019 are as follows (in millions, except stated interest rate):

EETC Issuance Date	Class	Face Amount	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt during 2019 and recorded as debt as of September 30, 2019	Remaining proceeds from issuance of certificates to be received in future periods
September 2019	AA	$702	May 2032	2.70%	$76	$626
September 2019	A	287	May 2028	2.90%	31	256
September 2019	B	232	May 2028	3.50%	25	207
February 2019	AA	717	August 2031	4.15%	651	66
February 2019	A	296	August 2031	4.55%	269	27
		$2,234			$1,052	$1,182

Approximately $93 million of the proceeds from the issuance of the February 2019 pass-through certificates (such certificates, the "2019-1 Pass Through Certificates") were expected to be used to purchase equipment notes issued by United and secured by three Boeing 737 MAX aircraft, which aircraft were scheduled for delivery by Boeing in March, April and May of 2019. However, as a result of the FAA Order, United has not yet taken delivery of these three aircraft. If United is not in a position to take delivery of such 737 MAX aircraft on or prior to November 30, 2019, any funds remaining with the depositary in escrow at such time, together with accrued and unpaid interest thereon but without premium, will be distributed to the holders of the 2019-1 Pass Through Certificates.
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
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at September 30, 2019 under then-outstanding long-term debt agreements (in millions):

Last three months of 2019	$511
2020	1,363
2021	1,355
2022	1,708
2023	758
After 2023	8,629
$14,324

NOTE 12 - SPECIAL CHARGES AND MARK-TO-MARKET ("MTM") ADJUSTMENTS
For the three and nine months ended September 30, special charges and MTM adjustments consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance and benefit costs	$2	$9	$14	$34
Impairment of assets	—	11	69	145
(Gains) losses on sale of assets and other special charges	25	(3)	33	7
Total operating special charges	27	17	116	186
Nonoperating MTM (gains) losses on financial instruments	(21)	(29)	(72)	61
Total special charges and MTM (gains) losses on financial instruments	6	(12)	44	247
Income tax expense (benefit)	(2)	3	(10)	(55)
Total special charges and MTM (gains) losses on financial instruments, net of income tax	$4	$(9)	$34	$192

2019
During the three and nine months ended September 30, 2019, the Company recorded management severance of $2 million and $12 million, respectively. During the nine months ended September 30, 2019, the Company recorded $2 million of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and received a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019.
During the nine months ended September 30, 2019, the Company recorded a $47 million impairment for aircraft engines removed from operations, an $8 million fair value adjustment for aircraft purchased off lease, a $6 million charge for the early termination of several regional aircraft finance leases and $8 million in other miscellaneous impairments.
During the three months ended September 30, 2019, the Company recorded charges of $18 million for the settlement of certain legal matters and $15 million related to a contract termination, along with an $8 million gain primarily related to the sale and disposition of certain assets. During the nine months ended September 30, 2019, the Company recorded $8 million of losses on the sale of assets.
During the three and nine months ended September 30, 2019, the Company recorded gains of $25 million and $77 million, respectively, for the change in market value of certain of its equity investments, primarily Azul. Also, during the three and nine months ended September 30, 2019, the Company recorded losses of $4 million and $5 million, respectively, for the change in fair value of the AVH Derivative Assets.
2018
During the three and nine months ended September 30, 2018, the Company recorded $5 million and $19 million, respectively, of severance and benefit costs related to the early-out program described above and management severance of $4 million and $15 million, respectively.
In May 2018, the Brazil–United States open skies agreement was ratified, which provides air carriers with unrestricted access between the United States and Brazil. The Company determined that the approval of the open skies agreement impaired the entire value of its Brazil route authorities because the agreement removed all limitations or reciprocity requirements for flights between the United States and Brazil. Accordingly, the Company recorded a $105 million special charge to write off the entire value of the intangible asset associated with its Brazil routes. Also, during the three and nine months ended September 30, 2018, the Company recorded $11 million and $40 million, respectively, of fair value adjustments for aircraft purchased off lease, write-off of unexercised aircraft purchase options and other impairments related to certain fleet types and international slots no longer in use.
During the three and nine months ended September 30, 2018, the Company recorded $3 million of gains primarily related to the sale of aircraft engines and $7 million of losses primarily related to contract termination of regional aircraft operations in Guam, respectively.
During the three and nine months ended September 30, 2018, the Company recorded gains of $29 million and losses of $61 million, respectively, for the change in market value of certain of its equity investments.

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
The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 126 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world's largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,900 flights a day to 358 airports across five continents.
Third Quarter Highlights

•	Third quarter 2019 net income was $1.0 billion, or $3.99 diluted earnings per share, as compared to net income of $833 million, or diluted earnings per share of $3.05, in the third quarter of 2018.

•	Passenger revenue increased 3.6% to $10.5 billion during the third quarter of 2019 as compared to the third quarter of 2018.

•	Traffic and capacity increased 1.9% during the third quarter of 2019 as compared to the third quarter of 2018. The Company's passenger load factor for the third quarter of 2019 was 86.1%.
Outlook
Set forth below is a discussion of matters that we believe could impact our financial and operating performance and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in the forward-looking statements in this report. See Part I, Item 1A., Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report") and Part II, Item 1A., Risk Factors, of this report for a detailed discussion of the risk factors affecting UAL and United, and the factors described under "Forward-Looking Information" below for additional discussion of these and other factors that could affect us.

Growth Strategy. Our priorities for 2019 are delivering top-tier operational reliability and customer service while continuing to execute on our growth plan by strengthening our domestic network through strategic and efficient growth and investing in our people and product.
Fuel. The price of jet fuel remains volatile. Based on projected fuel consumption in 2019, a one-dollar change in the price of a barrel of crude oil would change the Company's annual fuel expense by approximately $102 million.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended September 30, 2019 as compared to the corresponding period in 2018.
Third Quarter 2019 Compared to Third Quarter 2018
The Company recorded net income of $1.0 billion in the third quarter of 2019 as compared to net income of $833 million in the third quarter of 2018. The Company considers a key measure of its performance to be operating income, which was $1.5 billion for the third quarter of 2019, as compared to $1.2 billion for the third quarter of 2018, a $286 million increase year-over-year. Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Operating revenue	$11,380	$11,003	$377	3.4
Operating expense	9,907	9,816	91	0.9
Operating income	1,473	1,187	286	24.1
Nonoperating income (expense)	(124)	(129)	(5)	(3.9)
Income tax expense	325	225	100	44.4
Net income	$1,024	$833	$191	22.9
Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2019	2018	Increase (Decrease)	% Change
Passengers (thousands) (a)	43,091	42,886	205	0.5
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	64,629	63,393	1,236	1.9
Available seat miles ("ASMs" or "capacity") (millions) (c)	75,076	73,681	1,395	1.9
Passenger load factor (d)	86.1%	86.0%	0.1 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	13.96	13.73	0.23	1.7
Average yield per revenue passenger mile ("Yield") (cents) (e)	16.22	15.96	0.26	1.6
Cargo ton miles ("CTM") (millions) (f)	804	851	(47)	(5.5)
Cost per available seat mile ("CASM") (cents)	13.20	13.32	(0.12)	(0.9)
Average price per gallon of fuel, including fuel taxes	$2.02	$2.32	$(0.30)	(12.9)
Fuel gallons consumed (millions)	1,134	1,111	23	2.1
Average full-time equivalent employees	90,591	89,022	1,569	1.8
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

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Passenger revenue	$10,481	$10,120	$361	3.6
Cargo	282	296	(14)	(4.7)
Other operating revenue	617	587	30	5.1
Total operating revenue	$11,380	$11,003	$377	3.4
The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2018:
	Domestic	Atlantic	Pacific	Latin	Total
Average fare per passenger	4.7%	(1.6)%	(8.6)%	9.4%	3.1%
Passengers	0.1%	3.2%	5.5%	(0.2)%	0.5%
RPMs (traffic)	1.5%	2.6%	3.0%	1.6%	1.9%
ASMs (capacity)	1.7%	2.8%	2.3%	0.4%	1.9%
Passenger load factor (points)	(0.1)	(0.2)	0.4	1.0	0.1
Passenger revenue increased $361 million, or 3.6%, in the third quarter of 2019 as compared to the year-ago period primarily due to a 1.9% increase in traffic, a 3.1% increase in average fares, primarily in the Domestic and Latin markets, the continued roll-out of United's Premium Plus product, as well as increases in ancillary fees.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Salaries and related costs	$3,063	$2,930	$133	4.5
Aircraft fuel	2,296	2,572	(276)	(10.7)
Regional capacity purchase	721	676	45	6.7
Landing fees and other rent	645	618	27	4.4
Depreciation and amortization	575	545	30	5.5
Aircraft maintenance materials and outside repairs	490	455	35	7.7
Distribution expenses	432	427	5	1.2
Aircraft rent	67	109	(42)	(38.5)
Special charges	27	17	10	NM
Other operating expenses	1,591	1,467	124	8.5
Total operating expenses	$9,907	$9,816	$91	0.9
Salaries and related costs increased $133 million, or 4.5%, in the third quarter of 2019 as compared to the year-ago period primarily due to contractually higher pay rates, higher benefit expenses and a 1.8% increase in average full-time equivalent employees.
Aircraft fuel expense decreased by $276 million, or 10.7%, in the third quarter of 2019 as compared to the year-ago period. During the third quarter of 2019, the Company obtained a $35 million state fuel tax refund.

The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended September 30, 2019 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2019	2018	% Change	2019	2018	% Change
Fuel expense	$2,296	$2,572	(10.7)%	$2.02	$2.32	(12.9)%
Total fuel consumption (gallons)	1,134	1,111	2.1%
Regional capacity purchase increased $45 million, or 6.7%, in the third quarter of 2019 as compared to the year-ago period primarily due to a 2.6% increase in 50-seat aircraft capacity and rate increases under various capacity purchase agreements with regional carriers.
Depreciation and amortization increased $30 million, or 5.5%, in the third quarter of 2019 as compared to the year-ago period primarily due to additions of new and used aircraft and increases in technology infrastructure.
Aircraft maintenance materials and outside repairs increased $35 million, or 7.7%, in the third quarter of 2019 as compared to the year-ago period primarily due to the timing of regular airframe maintenance checks and component part repairs.
Aircraft rent decreased $42 million, or 38.5%, in the third quarter of 2019 as compared to the year-ago period, primarily due to the purchase of leased aircraft and the conversion of certain operating leases to finance leases.
Details of the Company's special charges include the following for the three months ended September 30 (in millions):

	2019	2018
Severance and benefit costs	$2	$9
Impairment of assets	—	11
(Gains) losses on sale of assets and other special charges	25	(3)
Special charges	$27	$17
See Note 12 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses increased $124 million, or 8.5%, in the third quarter of 2019 as compared to the year-ago period, primarily due to an increase in purchased services related to our airport operations, technology initiatives, facility projects and crew-related expenses.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Interest expense	$(191)	$(172)	$19	11.0
Interest capitalized	22	16	6	37.5
Interest income	36	28	8	28.6
Miscellaneous, net	9	(1)	(10)	NM
Total	$(124)	$(129)	$(5)	(3.9)
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

First Nine Months 2019 Compared to First Nine Months 2018
The Company recorded net income of $2.4 billion in the first nine months of 2019 as compared to net income of $1.7 billion in the first nine months of 2018. The Company considers a key measure of its performance to be operating income, which was $3.4 billion for the first nine months of 2019, as compared to $2.6 billion for the first nine months of 2018, an $846 million increase year-over-year. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Operating revenue	$32,371	$30,812	$1,559	5.1
Operating expense	28,931	28,218	713	2.5
Operating income	3,440	2,594	846	32.6
Nonoperating income (expense)	(370)	(499)	(129)	(25.9)
Income tax expense	702	434	268	61.8
Net income	$2,368	$1,661	$707	42.6
Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2019	2018	Increase (Decrease)	% Change
Passengers (thousands)	122,137	118,439	3,698	3.1
RPMs (millions)	180,727	173,187	7,540	4.4
ASMs (millions)	213,961	206,360	7,601	3.7
Passenger load factor	84.5%	83.9%	0.6 pts.	N/A
PRASM (cents)	13.88	13.64	0.24	1.8
Yield (cents)	16.43	16.25	0.18	1.1
CTM (millions)	2,440	2,523	(83)	(3.3)
CASM (cents)	13.52	13.67	(0.15)	(1.1)
Average price per gallon of fuel, including fuel taxes	$2.08	$2.23	$(0.15)	(6.7)
Fuel gallons consumed (millions)	3,221	3,101	120	3.9
Average full-time equivalent employees	90,071	87,112	2,959	3.4
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Passenger revenue	$29,692	$28,150	$1,542	5.5
Cargo	863	903	(40)	(4.4)
Other operating revenue	1,816	1,759	57	3.2
Total operating revenue	$32,371	$30,812	$1,559	5.1
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

	Increase (decrease) from 2018:
	Domestic	Atlantic	Pacific	Latin	Consolidated
Average fare per passenger	3.2%	(2.1)%	(3.5)%	5.9%	2.3%
Passengers	2.8%	6.4%	5.0%	3.1%	3.1%
RPMs (traffic)	4.1%	6.3%	3.2%	3.8%	4.4%
ASMs (capacity)	4.2%	5.3%	0.9%	2.4%	3.7%
Passenger load factor (points)	—	0.9	1.8	1.0	0.6

Passenger revenue in the first nine months of 2019 increased $1.5 billion, or 5.5%, as compared to the year-ago period primarily due to a 4.4% increase in traffic, a 2.3% increase in average fares, primarily in the Domestic and Latin markets, and the continued roll-out of United's Premium Plus product, as well as increases in ancillary fees.
Operating Expenses. The table below includes data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Salaries and related costs	$8,993	$8,534	$459	5.4
Aircraft fuel	6,704	6,927	(223)	(3.2)
Regional capacity purchase	2,124	1,999	125	6.3
Landing fees and other rent	1,893	1,822	71	3.9
Depreciation and amortization	1,682	1,607	75	4.7
Aircraft maintenance materials and outside repairs	1,319	1,333	(14)	(1.1)
Distribution expenses	1,234	1,162	72	6.2
Aircraft rent	221	355	(134)	(37.7)
Special charges	116	186	(70)	NM
Other operating expenses	4,645	4,293	352	8.2
Total operating expenses	$28,931	$28,218	$713	2.5
Salaries and related costs increased $459 million, or 5.4%, in the first nine months of 2019 as compared to the year-ago period primarily due to contractually higher pay rates, higher benefit expenses and a 3.4% increase in average full-time equivalent employees.
Aircraft fuel expense decreased $223 million, or 3.2%, in the first nine months of 2019 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2019 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2019	2018	% Change	2019	2018	% Change
Fuel expense	$6,704	$6,927	(3.2)%	$2.08	$2.23	(6.7)%
Total fuel consumption (gallons)	3,221	3,101	3.9%
Regional capacity purchase increased $125 million, or 6.3%, in the first nine months of 2019 as compared to the year-ago period primarily due to a 4.3% increase in 50-seat aircraft capacity and rate increases under various capacity purchase agreements with regional carriers.
Aircraft rent decreased $134 million, or 37.7%, in the first nine months of 2019 as compared to the year-ago period, primarily due to the purchase of leased aircraft and the conversion of certain operating leases to finance leases.
Details of the Company's special charges include the following for the nine months ended September 30 (in millions):

	2019	2018
Severance and benefit costs	$14	$34
Impairment of assets	69	145
(Gains) losses on sale of assets and other special charges	33	7
Special charges	$116	$186
See Note 12 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses increased $352 million, or 8.2%, in the first nine months of 2019 as compared to the year-ago period primarily due to an increase in purchased services related to our airport operations, technology initiatives, facility projects and crew-related expenses.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2019	2018	Increase (Decrease)	% Change
Interest expense	$(570)	$(497)	$73	14.7
Interest capitalized	65	46	19	41.3
Interest income	103	70	33	47.1
Miscellaneous, net	32	(118)	(150)	NM
Total	$(370)	$(499)	$(129)	(25.9)
Interest expense increased $73 million, or 14.7%, in the first nine months of 2019 as compared to the year-ago period, primarily due to the conversion of certain operating leases to finance leases and debt issued for the acquisition of new aircraft.
Miscellaneous, net decreased $150 million in the first nine months of 2019 as compared to the year-ago period, primarily due to fluctuation in the mark-to-market of certain financial instruments.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of September 30, 2019, the Company had $5.1 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.0 billion at December 31, 2018. As of September 30, 2019, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement available for borrowings. At September 30, 2019, the Company also had $104 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
We have a significant amount of fixed obligations, including debt and leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2019, the Company had approximately $14.4 billion of debt and finance lease obligations, including $1.3 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of September 30, 2019, our current liabilities exceeded our current assets by approximately $7.2 billion. However, approximately $8.1 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.
As of September 30, 2019, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2019	2020	After 2020
Airbus A350	45	—	—	45
Boeing 737 MAX	171	16	28	127
Boeing 777-300ER	4	2	2	—
Boeing 787	18	2	15	1
Embraer E175	29	9	20	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 20 used Boeing 737-700 aircraft with expected delivery dates in 2019 through 2021.

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
As of September 30, 2019, United had $1.2 billion in financing available through enhanced equipment trust certificates ("EETC") transactions that it intends to use for the financing of certain aircraft deliveries scheduled through the first quarter of 2020. Approximately $93 million of the proceeds from the February 2019 pass through certificates (such certificates, the "2019-1 Pass Through Certificates") were expected to be used to purchase equipment notes issued by United and secured by three Boeing 737 MAX aircraft, which aircraft were scheduled for delivery by Boeing in March, April and May of 2019. However, as a result of the FAA Order, United has not yet taken delivery of these three aircraft. If United is not in a position to take delivery of such 737 MAX aircraft on or prior to November 30, 2019, any funds remaining with the depositary in escrow at such time, together with accrued and unpaid interest thereon but without premium, will be distributed to the holders of the 2019-1 Pass Through Certificates. See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.
As of September 30, 2019, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments for approximately $23.6 billion, of which approximately $1.5 billion, $6.1 billion, $3.8 billion, $2.9 billion, $2.3 billion and $7 billion are due in the last three months of 2019 and for the full year for 2020, 2021, 2022, 2023 and thereafter, respectively. Commitments for 2020 are expected to be higher than other years listed above due to the large number of wide-body aircraft deliveries (17 new aircraft) scheduled in that year. Amounts are not adjusted for any potential changes in the delivery schedule of the Boeing 737 MAX aircraft.
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
As of September 30, 2019, a substantial portion of the Company's assets, principally aircraft, certain route authorities and airport slots, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB	Ba2	BB
United	BB	*	BB
* The credit agency does not issue corporate credit ratings for subsidiary entities.
These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates and term loans. Downgrades from current rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.
Sources and Uses of Cash
Operating Activities. Cash flows provided by operations were $5.7 billion for the nine months ended September 30, 2019 compared to $5.0 billion in the same period in 2018. The increase is primarily attributable to an increase in operating income which was $3.4 billion for the first nine months of 2019 as compared to $2.6 billion in the same period in 2018.
Investing Activities. Capital expenditures were approximately $3.3 billion and $2.5 billion in the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures for the nine months ended September 30, 2019 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.
Financing Activities. During the nine months ended September 30, 2019, the Company made debt and finance lease payments of $831 million.

In the nine months ended September 30, 2019, United received and recorded $1.1 billion of proceeds as debt from the EETC pass-through trusts established in February and September 2019. See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
In the nine months ended September 30, 2019, United received and recorded $350 million of proceeds from the 4.875% Senior Notes due January 15, 2025.
Share Repurchase Programs. In the three and nine months ended September 30, 2019, UAL repurchased approximately 4.1 million and 16.8 million shares, respectively, of UAL common stock in open market transactions for $0.4 billion and $1.4 billion, respectively. On July 15, 2019, UAL's Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL's common stock. As of September 30, 2019, the Company had approximately $3.3 billion remaining to purchase shares under its December 2017 and July 2019 share repurchase programs. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2019, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2019
During the third quarter of 2019, UAL and United converted to a new revenue accounting software system and established new controls related to the revenue accounting process in connection with the conversion.
Except for the preceding change, during the three months ended September 30, 2019, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

On March 13, 2019, the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series airplanes by U.S. certificated operators (the "FAA Order"). As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet. Prior to the grounding, the Company operated approximately 50 flights a day on these aircraft and expected, given the anticipated delivery schedule, to operate approximately 110 flights a day by the end of the year.  The long-term operational and financial impact of this action is uncertain and could negatively affect the Company based on a number of factors, including, among others, the period of time the aircraft are unavailable, the availability of replacement aircraft, to the extent needed, and the circumstances of any reintroduction of the grounded aircraft to service. This grounding has affected the status of the scheduled delivery of the 16 Boeing 737 MAX 9 aircraft that were scheduled for delivery in the second and third quarters of 2019 and is also expected to affect the timing of future Boeing 737 MAX aircraft deliveries. The extent of the delay of future deliveries is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors.

Our significant investments in other airlines, including in other parts of the world, and the commercial relationships that we have with those carriers may not produce the returns or results we expect.
An important part of our strategy to expand our global network includes making significant investments in airlines in other parts of the world and expanding our commercial relationships with these carriers. For example, in November 2018, United entered into a revenue-sharing joint business agreement ("JBA") with Aerovías del Continente Americano S.A. ("Avianca"), Copa Airlines and several of their respective affiliates, subject to regulatory approval. Concurrently with this transaction, United, as lender, entered into a Term Loan Agreement (the "BRW Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively, affiliates of Synergy Aerospace Corporation, the majority shareholder of Avianca Holdings S.A. ("AVH"). Pursuant to the BRW Loan Agreement, United provided a $456 million term loan to BRW, secured by a pledge of BRW's equity, as well as BRW's 516 million shares of common stock of AVH (having an implied value equivalent to 64.5 million American Depositary Receipts, the class of AVH securities that trades on the New York Stock Exchange). BRW is currently in default under the BRW Loan Agreement. Additionally, on May 13, 2019, S&P Global Ratings downgraded its AVH issuer level credit ratings from B to CCC+, together with accompanying downgrades for AVH's frequent flyer subsidiary, LifeMiles Ltd. ("LifeMiles"), and for certain outstanding debt of both AVH and LifeMiles. Following these downgrades, and in order to protect the value of its collateral, on May 24, 2019, United began to exercise remedies available to it under the terms of the BRW Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Loan Agreement, independent authority to manage BRW, which remains the majority shareholder of AVH. AVH announced a debt restructuring plan in July 2019, which resulted in a credit rating downgrade to RD by Fitch Ratings. On October 4, 2019, United and Kingsland delivered to AVH a commitment to provide AVH at least a $250 million senior secured convertible loan, which $250 million will become fully binding on United and Kingsland subject to the satisfaction of certain conditions, including the successful completion of AVH's debt restructuring plan.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2019:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
July 2019	1,535,766	$91.76	1,535,766	$3,547
August 2019	1,438,718	84.57	1,438,718	3,425
September 2019	1,135,494	88.07	1,135,494	3,325
Total	4,109,978		4,109,978
(a) In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. On July 15, 2019, UAL's Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL's common stock. As of September 30, 2019, the Company had approximately $3.3 billion remaining to purchase shares under its repurchase programs. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.
(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 10,977 shares were withheld under these plans in the third quarter of 2019 at an average price per share of $83.97. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^ 10.1	UAL United	Amendment No. 1, dated as of July 18, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, between Airbus S.A.S. and United Airlines, Inc.

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
^ Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	October 16, 2019	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 16, 2019	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 16, 2019	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 16, 2019	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)