Form 10-K
period 2019-12-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2020-02-25
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number					State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Airlines Holdings, Inc.					Delaware	36-2675207
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

001-10323	United Airlines, Inc.					Delaware	74-2099724
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock, $0.01 par value	UAL	The Nasdaq Stock Market LLC
United Airlines, Inc.	None	None	None
Securities registered pursuant to Section 12(g) of the Act:

United Airlines Holdings, Inc.	None
United Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

United Airlines Holdings, Inc.	Yes	☒	No	☐	United Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Airlines Holdings, Inc.	Yes	☐	No	☒	United Airlines, Inc.	Yes	☐	No	☒
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
The aggregate market value of common stock held by non-affiliates of United Airlines Holdings, Inc. was $21.1 billion as of June 28, 2019, based on the closing sale price of $87.55 on that date. There is no market for United Airlines, Inc. common stock.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 18, 2020.

United Airlines Holdings, Inc.	247,951,116	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
This combined Form 10-K is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc.
OMISSION OF CERTAIN INFORMATION
United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Airlines Holdings, Inc. from its definitive proxy statement for its 2020 Annual Meeting of Stockholders.

United Airlines Holdings, Inc. and Subsidiary Companies
United Airlines, Inc. and Subsidiary Companies
Annual Report on Form 10-K
For the Year Ended December 31, 2019

This Annual Report on Form 10-K ("Form 10-K") contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements represent our expectations and beliefs concerning future results or events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results or events to differ materially from those referenced in the forward-looking statements are listed in Part I, Item 1A. Risk Factors and in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.
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
UAL was incorporated under the laws of the State of Delaware on December 30, 1968. Effective June 27, 2019, UAL amended its Certificate of Incorporation to change its name to "United Airlines Holdings, Inc." Our principal executive office is located at 233 South Wacker Drive, Chicago, Illinois 60606 (telephone number (872) 825-4000).
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
Operations
The Company transports people and cargo throughout North America and to destinations in Asia, Europe, Africa, the Pacific, the Middle East and Latin America. UAL, through United and its regional carriers, operates more than 4,900 flights a day to 362 airports across six continents, with hubs at Newark Liberty International Airport ("Newark"), Chicago O'Hare International Airport ("Chicago O'Hare"), Denver International Airport ("Denver"), George Bush Intercontinental Airport ("Houston Bush"), Los Angeles International Airport ("LAX"), A.B. Won Pat International Airport ("Guam"), San Francisco International Airport ("SFO") and Washington Dulles International Airport ("Washington Dulles").
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
Regional. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. This regional service complements our operations by carrying traffic that connects to our hubs and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Champlain Enterprises, LLC d/b/a CommutAir ("CommutAir"), Republic Airline Inc. ("Republic"), ExpressJet Airlines LLC ("ExpressJet"), GoJet Airlines LLC ("GoJet"), Mesa Airlines, Inc. ("Mesa"), SkyWest Airlines, Inc. ("SkyWest"), Air Wisconsin Airlines LLC ("Air Wisconsin"), and Trans States Airlines, LLC ("Trans States") are all regional carriers that operate with capacity contracted to United under capacity purchase agreements ("CPAs"). Under these CPAs, the Company pays the regional carriers contractually agreed fees

(carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. In return, the regional carriers operate the capacity of the aircraft included within the scope of such CPA exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.
Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. As of January 1, 2020, Star Alliance carriers served nearly 1,300 airports in 195 countries with more than 19,000 daily departures. Star Alliance members, in addition to United, are Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways ("ANA"), Asiana Airlines, Austrian Airlines, Aerovías del Continente Americano S.A. ("Avianca"), Brussels Airlines, Copa Airlines ("Copa"), Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In addition to its members, Star Alliance includes Shanghai-based Juneyao Airlines as a connecting partner.
United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier's selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers, including Aeromar, Aer Lingus, Air Dolomiti, Azul Linhas Aéreas Brasileiras S.A. ("Azul"), Boutique Air, Cape Air, Edelweiss, Eurowings, Hawaiian Airlines, Olympic Air, Silver Airways and Vistara. In addition to the marketing alliance agreements with air partners, United also offers a train-to-plane codeshare and frequent flyer alliance with Amtrak from Newark on select city pairs in the northeastern United States.
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
Loyalty Program. United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for flights on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners, such as domestic and international credit card issuers, retail merchants, hotels and car rental companies. Members can redeem miles for free (other than taxes and government-imposed fees), discounted or upgraded travel and non-travel awards.
United has an agreement with JPMorgan Chase Bank, N.A. ("Chase"), pursuant to which members of United's MileagePlus loyalty program who are residents of the United States can earn miles for making purchases using a MileagePlus credit card issued by Chase (the "Co-Brand Agreement"). The Co-Brand Agreement also provides for joint marketing and other support for the MileagePlus credit card and provides Chase with other benefits such as permission to market to the Company's customer database.
In 2019, approximately 6.1 million MileagePlus flight awards were used on United and United Express. These awards represented 7.2% of United's total revenue passenger miles. Total miles redeemed for flights on United and United Express, including class-of-service upgrades, represented approximately 87% of the total miles redeemed. In addition, excluding miles redeemed for flights on United and United Express, MileagePlus members redeemed miles for approximately 2.2 million other awards. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.

Aircraft Fuel. The table below summarizes UAL's aircraft fuel consumption and expense during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2019	4,292	$8,953	$2.09	23%
2018	4,137	$9,307	$2.25	24%
2017	3,978	$6,913	$1.74	20%
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
Third-Party Business. United generates third-party business revenue that includes maintenance services, catering, frequent flyer award non-travel redemptions and ground handling. Third-party business revenue is recorded in Other operating revenue. Expenses associated with third-party business, except non-travel redemptions, are recorded in Other operating expenses. Non-travel redemptions expenses are recorded to Other operating revenue.
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
Industry Conditions
Domestic Competition. The domestic airline industry is highly competitive and dynamic. The Company's competitors consist primarily of other airlines and, to a certain extent, other forms of transportation. Currently, any U.S. carrier deemed fit by the U.S. Department of Transportation (the "DOT") is largely free to operate scheduled passenger service between any two points within the United States. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Air carriers' cost structures are not uniform and are influenced by numerous factors. Carriers with lower costs may offer lower fares to passengers, which could have a potential negative impact on the Company's revenues. Domestic pricing decisions are impacted by intense competitive pressure exerted on the Company by other U.S. airlines. In order to remain competitive and maintain passenger traffic levels, we often find it necessary to match competitors' discounted fares. Since we compete in a dynamic marketplace, attempts to generate additional revenue through increased fares often fail.
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
Industry Regulation
Domestic Regulation. All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Absent an exemption, no air carrier may provide air transportation of passengers or property without first being issued a DOT certificate of public convenience and necessity. The DOT also grants international route authority, approves international codeshare arrangements and regulates methods of competition. The DOT regulates consumer protection and maintains jurisdiction over advertising, denied boarding compensation, tarmac delays, baggage liability and other areas and may add additional expensive regulatory burdens in the future. The DOT has launched investigations or claimed rulemaking authority to regulate commercial agreements among carriers or between carriers and third parties in a wide variety of contexts.
Airlines are also regulated by the Federal Aviation Administration (the "FAA"), an agency within the DOT, primarily in the areas of flight safety, air carrier operations and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect, modify or ground aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security ("DHS") has jurisdiction over virtually every aspect of civil aviation security. The Antitrust Division of the U.S. Department of Justice ("DOJ") has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the Railway Labor Act ("RLA"), a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS, the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture ("USDA") and other U.S. and international regulatory bodies.
Airport Access. Access to landing and take-off rights, or "slots," at several major U.S. airports served by the Company are subject to government regulation. Federally-mandated domestic slot restrictions that limit operations and regulate capacity currently apply at three airports: Reagan National Airport in Washington, D.C. ("Reagan National"), John F. Kennedy International Airport and LaGuardia Airport ("LaGuardia") in the New York City metropolitan region. Of these three airports, United currently operates at two: Reagan National and LaGuardia. Additional restrictions on takeoff and landing slots at these and other airports may be implemented in the future and could affect the Company's rights of ownership and transfer as well as its operations.
Legislation. The airline industry is subject to legislative actions (or inactions) that may have an impact on operations and costs. In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to airline customer service and aviation safety which are ongoing and, depending on how they are implemented, could impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to aviation safety as well as environmental issues which could impact the Company and the airline industry.
Catering Operations. The Company owns and operates catering kitchens at airports in Denver, Cleveland, Newark, Houston, and Honolulu, which prepare ready-to-eat food for United flights. Some of the Company's kitchens also prepare ready-to-eat food for other domestic and international airlines. The Company's onboard food service operations are subject to FDA regulation through its interstate conveyance sanitation regulations, and the Company's catering operations are subject to regulation by the FDA and the USDA, as well as other federal, state, and local regulatory agencies. In particular, the FDA enforces the Federal Food Safety Modernization Act which requires all food manufacturers, including ready-to-eat catering operations, to implement stringent risk-based preventive controls. As a result, the Company's catering and food service operations are periodically subject to inspections and enforcement by regulatory agencies.
International Regulation. International air transportation is subject to extensive government regulation. In connection with the Company's international services, the Company is regulated by both the U.S. government and the governments of the foreign countries the Company serves. In addition, the availability of international routes to U.S. carriers is regulated by aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.
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
Climate Change. There is an increasing global regulatory focus on greenhouse gas ("GHG") emissions and their potential impacts relating to climate change. An initiative to regulate GHG emissions from aviation known as the European Union ("EU") Emission Trading System ("ETS") was adopted in 2009, but applicability to flights arriving or departing from airports outside the EU has been postponed several times. In December 2017, the European Parliament voted to extend exemptions for extra-EU flights until December 2023 in order to align the extension date with the completion of the pilot phase of the International Civil Aviation Organization's ("ICAO") Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). CORSIA, which was adopted in October 2016, is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation after 2020, which can be achieved through airline purchases of carbon offset credits. However, the European Parliament is expected to assess CORSIA implementation and re-assess the applicability of EU ETS to international aviation in 2024, at which point the EU could require all extra- and intra-EU flights to participate in EU ETS. Certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. However, CORSIA is expected to increase operating costs for the Company, depending on a number of factors, including the number of its flights that are subject to CORSIA, the fuel efficiency of the Company's fleet, the Company's purchase and use of CORSIA-eligible sustainable aviation fuels, aviation sector growth, and the price of CORSIA-eligible offsets. In 2017, ICAO also adopted a carbon dioxide ("CO2") emission standard for aircraft. In 2016, the U.S. Environmental Protection Agency ("EPA") commenced procedural steps necessary to adopt its own standard, but has not yet taken further action. While the precise timing and final form of these various programs and requirements continue to evolve, the Company is taking various actions that are expected to help reduce its CO2 emissions over time such as improving fuel efficiency, fleet renewal, aircraft retrofits and promoting the commercialization of sustainable aviation fuels.
Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times and state and local air quality initiatives which have, or could in the future, result in curtailments in services, increased operating costs, limits on expansion, or further emission reduction requirements. Certain airports and/or governments, both domestically and internationally, either have or are seeking to establish environmental fees and other requirements applicable to carbon emissions, local air quality pollutants and/or noise. The implementation of these requirements is expected to result in restrictions on mobile sources such as cars, trucks and airport ground support equipment in corresponding locations. Finally, environmental cleanup laws could require the Company to undertake or subject the Company to liability for investigation and remediation costs at certain owned or leased locations or third-party disposal locations.
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

Employees
As of December 31, 2019, UAL, including its subsidiaries, had approximately 96,000 employees. Approximately 84% of the Company's employees were represented by various U.S. labor organizations.
Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered "open for amendment."
On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the labor union representing United's pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. The Company and UNITE HERE, the labor union representing United's Catering employees, started negotiations for a first collective bargaining agreement in March 2019.
The following table reflects the Company's represented employee groups, the number of employees per represented group, union representation for each employee group, and the amendable date for each employee group's collective bargaining agreement as of December 31, 2019:

Employee Group	Number of Employees	Union	Agreement Open for Amendment
Flight Attendants	24,203	Association of Flight Attendants (the "AFA")	August 2021
Fleet Service	13,803	International Association of Machinists and Aerospace Workers (the "IAM")	December 2021
Passenger Service	12,135	IAM	December 2021
Pilots	12,251	ALPA	January 2019
Technicians	9,318	International Brotherhood of Teamsters (the "IBT")	December 2022 (a)
Passenger Service - United Ground Express, Inc.	4,155	IAM	March 2025
Catering	2,577	UNITE HERE	N/A
Storekeepers	989	IAM	December 2021
Dispatchers	412	Professional Airline Flight Control Association	December 2021
Fleet Tech Instructors	130	IAM	December 2021
Load Planners	62	IAM	December 2021
Security Officers	45	IAM	December 2021
Maintenance Instructors	40	IAM	December 2021
(a) The collective bargaining agreement with the IBT contains provisions that require the Company to align contract terms with other airlines' workgroups under certain conditions.
Information about Our Executive Officers
Kate Gebo. Age 51. Ms. Gebo has served as Executive Vice President Human Resources and Labor Relations of UAL and United since December 2017. From November 2016 to November 2017, Ms. Gebo served as Senior Vice President, Global Customer Service Delivery and Chief Customer Officer of United. From October 2015 to November 2016, Ms. Gebo served as Vice President of the Office of the Chief Executive Officer. From November 2009 to October 2015, Ms. Gebo served as Vice President of Corporate Real Estate of United.
Brett J. Hart. Age 50. Mr. Hart has served as Executive Vice President and Chief Administrative Officer of UAL and United since March 2019. From May 2017 to March 2019, he served as Executive Vice President, Chief Administrative Officer and General Counsel of UAL and United. From February 2012 to May 2017, he served as Executive Vice President and General Counsel of UAL and United. Mr. Hart served as acting Chief Executive Officer and principal executive officer of the Company, on an interim basis, from October 2015 to March 2016. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental Airlines, Inc. ("Continental"). From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation, a consumer food and beverage company. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation.
Gregory L. Hart. Age 54. Mr. Hart has served as Executive Vice President and Chief Operations Officer of UAL and United since February 2014. From December 2013 to February 2014, he served as Senior Vice President Operations of UAL and United. From September 2012 to December 2013, Mr. Hart served as Senior Vice President Technical Operations of United. From October 2010 to September 2012, Mr. Hart served as Senior Vice President Network of United and Continental. From

September 2008 to September 2010, Mr. Hart served as Vice President Network Strategy of Continental. Mr. Hart joined Continental in 1997.
Linda P. Jojo. Age 54. Ms. Jojo has served as Executive Vice President Technology and Chief Digital Officer of UAL and United since May 2017. From November 2014 to May 2017, Ms. Jojo served as Executive Vice President and Chief Information Officer of UAL and United. From July 2011 to October 2014, Ms. Jojo served as Executive Vice President and Chief Information Officer of Rogers Communications, Inc., a Canadian communications and media company. From October 2008 to June 2011, Ms. Jojo served as Chief Information Officer of Energy Future Holdings, a Dallas-based privately held energy company and electrical utility provider.
Chris Kenny. Age 55. Mr. Kenny has served as Vice President and Controller of UAL and United since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.
J. Scott Kirby. Age 52. Mr. Kirby has served as President of UAL and United since August 2016. Prior to joining the Company, from December 2013 to August 2016, Mr. Kirby served as President of American Airlines Group and American Airlines, Inc. Mr. Kirby also previously served as President of US Airways from October 2006 to December 2013. Mr. Kirby held significant other leadership roles at US Airways and at America West prior to the 2005 merger of those carriers, including Executive Vice President—Sales and Marketing (2001 to 2006); Senior Vice President, e-business (2000 to 2001); Vice President, Revenue Management (1998 to 2000); Vice President, Planning (1997 to 1998); and Senior Director, Scheduling and Planning (1995 to 1998). Prior to joining America West, Mr. Kirby worked for American Airlines Decision Technologies and at the Pentagon.
In December 2019, the Company announced that Mr. Kirby will become Chief Executive Officer of UAL and United following UAL's 2020 Annual Meeting of Stockholders, scheduled for May 20, 2020 (the "2020 Annual Meeting").
Gerald Laderman. Age 62. Mr. Laderman has served as Executive Vice President and Chief Financial Officer since August 2018. Mr. Laderman served as Senior Vice President Finance, Procurement and Treasurer for UAL and United from 2013 to August 2015, and again from August 2016 to May 2018. Mr. Laderman additionally was acting Chief Financial Officer from August 2015 to August 2016 and from May 2018 to August 2018. Mr. Laderman served as Senior Vice President Finance and Treasurer for the Company from 2010 to 2013. From 2001 to 2010, Mr. Laderman served as Senior Vice President of Finance and Treasurer for Continental. Mr. Laderman joined Continental in 1988 as senior director legal affairs, finance and aircraft programs.
Oscar Munoz. Age 61. Mr. Munoz has served as Chief Executive Officer of UAL and United since September 2015, and also as President of UAL and United from September 2015 until August 2016. From February 2015 to September 2015, Mr. Munoz served as President and Chief Operating Officer of CSX Corporation ("CSX"), a railroad and intermodal transportation services company, overseeing operations, sales and marketing, human resources, service design and information technology. Prior to his appointment as President and Chief Operating Officer of CSX, Mr. Munoz served as Executive Vice President and Chief Operating Officer of CSX from January 2012 to February 2015 and as Executive Vice President and Chief Financial Officer of CSX from 2003 to 2012. Mr. Munoz has been a member of the UAL Board of Directors since 2010.
In December 2019, the Company announced that Mr. Munoz will transition from the role of Chief Executive Officer of UAL and United following UAL's 2020 Annual Meeting and assume the role of Executive Chairman of the Board of Directors of UAL.
Andrew Nocella. Age 50. Mr. Nocella has served as Executive Vice President and Chief Commercial Officer of UAL and United since September 2017. From February 2017 to September 2017, he served as Executive Vice President and Chief Revenue Officer of UAL and United. Prior to joining the Company, from August 2016 to February 2017, Mr. Nocella served as Senior Vice President, Alliances and Sales of American Airlines, Inc. From December 2013 to August 2016, he served as Senior Vice President and Chief Marketing Officer of American Airlines, Inc. From August 2007 to December 2013, he served as Senior Vice President, Marketing and Planning of US Airways.

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
We have announced several strategic plans in recent years, including several revenue-generating initiatives and plans to optimize our revenue, such as our plans to add capacity, including international expansion and new or increased service to mid-size airports, and initiatives and plans to optimize and control our costs. We also continue to explore opportunities to enhance our segmentation, including the introduction of Polaris, Basic Economy and United Premium Plus, and are implementing many programs and policies to improve the customer experience at all points in air travel. In developing our strategic operating plan, we make certain assumptions, including, but not limited to, those related to customer demand, competition, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions may be different from our assumptions. In 2019, our capacity growth was lower than planned due to the grounding of Boeing 737 MAX aircraft, among other factors, which adversely impacted our ability to execute our strategic operating plans. If we do not successfully execute our strategic operating plan, or if actual results vary significantly from our assumptions, our business, operating results and financial condition could be materially and adversely impacted.
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
As a global business with operations outside of the United States from which it derives significant operating revenues, volatile conditions in certain international regions may have a negative impact on the Company's operating results and its ability to achieve its business objectives. The Company's international operations are a vital part of its worldwide airline network. Political disruptions and instability in certain regions can negatively impact the demand and network availability for air travel. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.
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
Airlines also compete by increasing or decreasing their capacity, including route systems and the number of destinations served. Several of the Company's domestic and international competitors have increased their international capacity by including service to some destinations that the Company currently serves, causing overlap in destinations served, and therefore, increasing competition for those destinations. This increased competition in both domestic and international markets may have a material adverse effect on the Company's business, operating results and financial condition.
The Company's U.S. operations are subject to competition from traditional network carriers, national point-to-point carriers, and discount carriers, including low-cost carriers and ultra-low-cost carriers. Such carriers may have lower costs and provide service at lower fares to destinations also served by the Company. The significant presence of low-cost carriers and ultra-low-cost carriers, which engage in substantial price discounting, may diminish our ability to achieve sustained profitability on domestic and international routes. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, operating results and financial condition could be materially and adversely affected.
Our international operations are subject to competition from both foreign and domestic carriers. Competition is significant from government subsidized competitors from certain Middle East countries. These carriers have large numbers of international widebody aircraft on order and are increasing service to the U.S. from their hubs in the Middle East. The government support provided to these carriers has allowed them to grow quickly, reinvest in their product, invest in other airlines and expand their global presence. We also face competition from foreign carriers operating under "fifth freedom" rights permitted under international treaties that allow certain carriers to provide service to and from stopover points between their home country and ultimate destination, including points in the United States, in competition with service provided by us.
Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional global gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In addition, several JBAs among U.S. and foreign carriers have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. If we are not able to continue participating in these types of alliance and other marketing and codesharing agreements in the future, our business, operating results and financial condition could be materially and adversely affected.
High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company's strategic plans, operating results, financial condition and liquidity.
Aircraft fuel is critical to the Company's operations and is one of our largest operating expenses. During the year ended December 31, 2019, the Company's fuel expense was approximately $9.0 billion. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources, as well as related service and delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of its vendors and service providers to maintain supply integrity. Consequently, the Company can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company's system.
Aircraft fuel has historically been the Company's most volatile operating expense due to the highly unpredictable nature of market prices for fuel. The Company generally sources fuel at prevailing market prices. Market prices for aircraft fuel have historically fluctuated substantially in short periods of time and continue to be highly volatile due to a dependence on a multitude of unpredictable factors beyond the Company's control. These factors include changes in global crude oil prices, the balance between aircraft fuel supply and demand, natural disasters, prevailing inventory levels and fuel production and transportation infrastructure. Prices of fuel are also impacted by indirect factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, can potentially drive rapid changes in fuel prices in short periods of time.
Given the highly competitive nature of the airline industry, the Company may not be able to increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, any such fare or fee increase may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company's strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period of time may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges. If fuel prices were to then subsequently rise quickly, there may be a lag between the rise in fuel prices and any improvement of the revenue environment.
To protect against increases in the market prices of fuel, the Company may hedge a portion of its future fuel requirements. The Company does not currently hedge its future fuel requirements. However, to the extent the Company decides to start a hedging program, such hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to the choice of hedging instruments and market conditions, including breakdown of correlation between hedging instrument and market price of aircraft fuel and failure of hedge counterparties. To the extent that the Company decides to hedge a portion of its future fuel requirements and uses hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit the Company's ability to benefit fully from lower fuel prices in the future. If fuel prices decline significantly from the levels existing at the time the Company enters into a hedge contract, the Company may be required to post collateral (margin) beyond certain thresholds. There can be no assurance that the Company's hedging arrangements, if any, will provide any particular level of protection against rises in fuel prices or that its counterparties will be able to perform under the Company's hedging arrangements. Additionally, deterioration in the Company's financial condition could negatively affect its ability to enter into new hedge contracts in the future.
The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of the technology or these systems could materially harm its business.
The Company depends on automated systems and technology to operate its business, including, but not limited to, computerized airline reservation systems, demand prediction software, flight operations systems, revenue management systems, accounting systems, technical and business operations systems, telecommunication systems and commercial websites and applications, including www.united.com and the United Airlines app. United's website and other automated systems must be able to accommodate a high volume of traffic, maintain secure information and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to various events, some of which are beyond the Company's control, including natural disasters, power failures, terrorist attacks, equipment or software failures or cyber security attacks. We have initiatives in place to prevent disruptions and disaster recovery plans, and we continue to invest in improvements to these initiatives and plans; however, these measures may not be adequate to prevent or mitigate disruptions. Substantial or repeated systems failures or disruptions, including failures or disruptions related to the Company's complex integration of systems, could reduce the attractiveness of the Company's services versus those of its competitors, materially impair its ability to market its services and operate its flights, result in the unauthorized release of confidential or otherwise protected information, result in increased costs, lost revenue and the loss or compromise of important data, and may adversely affect the Company's business, operating results and financial condition.
The Company's business relies extensively on third-party service providers, including certain technology providers. Failure of these parties to perform as expected, or interruptions in the Company's relationships with these providers or their provision of services to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.
The Company has engaged third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities, performance of aircraft fueling operations and catering services, among other vital functions and services. The Company does not directly control these third-party service providers, although generally it does enter into agreements that define expected service performance and compliance requirements, such as compliance with legal requirements, including anti-corruption laws; however, there can be no assurance that our third-party service providers will adhere to these requirements.
Any of these third-party service providers, however, may materially fail to meet its service performance commitments to the Company or may suffer disruptions to its systems that could impact its services. For example, failures in certain third-party technology or communications systems may cause flight delays or cancellations. The failure of any of the Company's third-party service providers to perform its service obligations adequately, or other interruptions of services, may reduce the Company's revenues and increase its expenses, prevent the Company from operating its flights and providing other services to its customers or result in adverse publicity or harm to our brand. We may also be subject to consequences from any illegal conduct of our third-party service providers, including for their failure to comply with anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act. In addition, the Company's business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.
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
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner, one of the Company's regional carriers or another airline, or an incident involving the Company's operations, or the operations of a codeshare partner, one of the Company's regional carriers or of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident created a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Additionally, any accident, catastrophe or incident involving an aircraft type that is operated by the Company, its codeshare partners or regional carriers could have a material adverse effect on the Company if such accident, catastrophe or incident creates a public perception that such aircraft type was not safe or reliable. Such public perception could, in turn, result in adverse publicity for the Company, cause harm to the Company's brand and reduce travel demand on the Company's flights, or the flights of its codeshare partners or regional carriers.
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
In our regular business operations, we collect, transmit, process and store sensitive data, including personal information of our customers and employees such as payment processing information and information of our business partners. The Company depends on the ability to use information we collect to provide our services and operate our business.
The Company must manage increasing legislative, regulatory and consumer focus on privacy issues and data security. For example, in May 2018, the EU's General Data Protection Regulation became effective, which imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance. Recent penalties imposed by regulators have resulted in substantial adverse financial consequences to those companies. Also, some of the Company's commercial partners, such as credit card companies, have imposed data security standards that the Company must meet. These standards continue to evolve. The Company will continue its efforts to meet its privacy and data security obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could increase the Company's costs.
Additionally, the Company must manage evolving cybersecurity risks. Our network systems and storage applications, and those systems and storage and other business applications maintained by our third-party providers, may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. In addition, as attacks by cybercriminals become more sophisticated, frequent and intense, the costs of proactive defense measures may increase. While we continually work to safeguard our internal network systems, including through risk assessments, system monitoring, information security policies and employee awareness and training, and review and validate our third-party security standards, there is no assurance that such actions will be sufficient to prevent cyber-attacks or data breaches.
The loss, disclosure, misappropriation of or access to customers', employees' or business partners' information or the Company's failure to meet its obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or the Company's failure to meet its obligations may adversely affect the Company's reputation, relationships with our business partners, business, operating results and financial condition.
The mandatory grounding of our Boeing 737 MAX 9 aircraft may have a material adverse effect on our business, operating results and financial condition.
On March 13, 2019, the Federal Aviation Administration issued an emergency order prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators (the "FAA Order"). As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet and Boeing also suspended deliveries of new Boeing 737 MAX series aircraft. The Company does not know whether, on what conditions or when the MAX grounding will end. The long-term operational and financial impact of this grounding is uncertain and could negatively affect the Company based on a number of factors, including, among others, the period of time the aircraft are unavailable, the availability of replacement aircraft, to the extent needed, and the circumstances of any reintroduction of the grounded aircraft to service.
In 2019, the grounding affected the delivery of 16 Boeing 737 MAX aircraft that were scheduled for delivery and were not delivered, and it is also expected to affect the timing of future Boeing 737 MAX aircraft deliveries, including the 28 Boeing 737 MAX aircraft that the Company planned to take delivery in 2020. The extent of the delay of future deliveries is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors.
The Company continues to make adjustments to its flight schedule and operations, including substituting replacement aircraft on routes originally intended to be flown by Boeing 737 MAX aircraft. The grounding has impacted the Company's ability to implement its strategic growth strategy, reducing the Company's scheduled capacity from its planned capacity, and has resulted in increased costs as well as lower operating revenue. The Company has had discussions with Boeing regarding compensation from Boeing for the Company's financial damages related to the grounding of the airline's Boeing 737 MAX aircraft; however, the parties have not agreed to any settlement, and the amount, nature and timing of any settlement with Boeing remains uncertain.
Disruptions to our regional network and United Express flights provided by third-party regional carriers could adversely affect our business, operating results and financial condition.
The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. These regional operations are an extension of the Company's mainline network and complement the Company's operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 11% of the Company's total capacity for the year ended December 31, 2019.
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
If a significant disruption occurs to the Company's regional network or flights or if one or more of the regional carriers with which the Company has relationships is unable to perform their obligations over an extended period of time, there could be a material adverse effect on the Company's business, operating results and financial condition.
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
An important part of our strategy to expand our global network includes making significant investments in airlines both domestically and in other parts of the world and expanding our commercial relationships with these carriers. For example, in January 2019, we completed the acquisition of a 49.9% interest in ManaAir LLC, which, as of immediately following the closing of that investment, owns 100% of the equity interests in ExpressJet Airlines LLC, a domestic regional airline. We also have minority equity interests in CommutAir and Republic Airways Holdings Inc. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information regarding our investments in regional airlines. We also have significant investments in Latin American airlines, including significant investments in Avianca Holdings, S.A. ("AVH") and BRW Aviation LLC ("BRW"), an affiliate of Synergy Aerospace Corporation and the majority shareholder of AVH, and an equity investment in Azul. See Note 8 and Note 9 to the financial statements included in Part II, Item 8 of this report for additional information regarding our investments in AVH and Azul, respectively. See also the additional risks with respect to our investment in AVH described in this Part I, Item 1A. Risk Factors.
We expect to continue exploring similar non-controlling investments in, and entering into JBAs, commercial agreements, loan transactions and strategic alliances with, other carriers as part of our regional and global business strategy. These transactions and relationships involve significant challenges and risks, and we face competition in forming and maintaining these relationships, since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships. We are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, each is a separately certificated commercial air carrier, and we do not have control over their operations, strategy, management or business methods. And not only are these airlines subject to a number of the same risks as our business, which are described elsewhere in this Part I, Item 1A. Risk Factors, including competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, they are also subject to their own distinct financial and operational risks.
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
We may also be subject to consequences from any illegal conduct of JBA partners, including for failure to comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act. Furthermore, our relationships with these carriers may be subject to the laws and regulations of non-U.S. jurisdictions in which these carriers are located or conduct business. In addition, any political or regulatory change in these jurisdictions that negatively impacts or prohibits our arrangements with these carriers could have an adverse effect on our operating results or financial condition. To the extent that the operations of any of these carriers are disrupted over an extended period of time or their actions subject us to the consequences of failure to comply with laws and regulations, our operating results may be adversely affected.
Our significant investments in AVH and its affiliates, and the commercial relationships that we have with Avianca may not produce the returns or results we expect.
In November 2018, as part of our global network strategy, United entered into a revenue-sharing JBA with Avianca, a subsidiary of AVH, Copa and several of their respective affiliates, subject to regulatory approval. Concurrently with this transaction, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC ("BRW Holding") and BRW, as guarantor and borrower, respectively. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which maybe be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE"), in exchange for 64.5 million ADRs) (such shares and equity, collectively, the "BRW Loan Collateral"). BRW is currently in default under the BRW Term Loan Agreement. In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW, which remains the majority shareholder of AVH. After a hearing on September 26, 2019, a New York state court granted Kingsland summary judgment authorizing it to foreclose on the BRW Loan Collateral under the BRW Term Loan Agreement. Kingsland is continuing with the foreclosure process, which is expected to result in a judicially supervised sale of the BRW Loan Collateral. The New York state court also granted Kingsland's motion for a preliminary injunction that, among other things, enjoins BRW Holding from interfering with Kingsland's ability to exercise voting and other rights in certain equity interests in BRW. These rulings are intermediate steps in the judicial foreclosure process in New York and are subject to appeal. The repayment of the BRW Term Loan is dependent on this judicial foreclosure process and there is no assurance that a judicial foreclosure sale will be completed, or, if completed, will result in the full satisfaction of all of the obligations under the BRW Term Loan. Our ability to enforce a deficiency judgment against BRW in the event that the proceeds from the sale of the BRW Loan Collateral in the judicial foreclosure are insufficient to repay the full amount of the BRW Term Loan may be limited. Any of these circumstances may lead to a loss or delay in the repayment of the BRW Term Loan. Further, the amount we receive from the foreclosure sale of the BRW Loan Collateral may be inadequate to fully pay the amounts owed to us by BRW and our costs incurred to foreclose, repossess and sell the property.
In November 2019, United entered into a senior secured convertible term loan agreement (the "AVH Convertible Loan Agreement") with, among others, AVH, as borrower, for the provision by the lenders thereunder (including United) to AVH of convertible term loans for general corporate purposes. In December 2019, United provided such a convertible term loan to AVH under the Convertible Loan Agreement in the aggregate amount of $150 million (the "AVH Convertible Loan").
See Note 8 to the financial statements included in Part II, Item 8 of this report for additional information regarding our investments in AVH and its affiliates.
These transactions and relationships involve significant challenges and risks, particularly given AVH's recent debt restructuring and the judicial foreclosure process to which the repayment of the BRW Term Loan is subject. While AVH has successfully carried out its debt restructuring plan to date, there is no guarantee that such debt restructuring plan will improve AVH's long-term financial condition, United's exposure to which has increased with the completion of the AVH Convertible Loan. While we work closely with Avianca in connection with the JBA, and have supported AVH by providing capital in the form of the AVH Convertible Loan, Avianca is a separately certificated commercial air carrier, and we do not have control over its or AVH's operations, strategy, management or business methods. Avianca is also subject to a number of the same risks as our business, which are described in this Part I, Item 1A, Risk Factors, including competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, as well as to its own distinct financial and operational risks.
In addition, the value of the BRW Loan Collateral and the collateral securing the AVH Convertible Loan is subject to market and other conditions. Changes in the aviation market may adversely affect the value of the BRW Loan Collateral and the collateral securing the AVH Convertible Loan and thereby lower the value to be derived from a foreclosure or other exercise of remedies with respect to the BRW Term Loan Agreement or the AVH Convertible Loan. As a result of these and other factors, including delays in foreclosure proceedings, we may not receive full repayment of our BRW Term Loan or our AVH Convertible Loan, and we may be unable to realize the full value of the BRW Loan Collateral or the collateral securing the AVH Convertible Loan. As a consequence, we may not realize a satisfactory return on our invested or loaned funds with respect to AVH and its affiliates.
Further, these investments may not generate the revenue or operational synergies we expect, and they may distract management focus from our operations or other strategic options. Finally, our reliance on Avianca in the region in which it operates may negatively impact our global operations and results if AVH does not successfully recover from its debt restructuring or is otherwise impacted by general business risks or performs below our expectations or needs. Any one or more of these events could have a material adverse effect on our operating results or financial condition.
The airline industry may undergo further change with respect to alliances and JBAs or due to consolidations, any of which could have a material adverse effect on the Company.
The Company faces, and may continue to face, strong competition from other carriers due to the modification of alliances and formation of new JBAs. Carriers may improve their competitive positions through airline alliances, slot swaps and/or JBAs. Certain types of airline JBAs further competition by allowing multiple airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. Open Skies agreements, including the longstanding agreements between the United States and each of the EU, Canada, Japan, Korea, New Zealand, Australia, Colombia and Panama, as well as the more recent agreements between the United States and each of Mexico and Brazil, may also give rise to better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for JBAs and bilateral alliances that did not exist before such realignment. Further airline and airline alliance consolidations or reorganizations could occur in the future. The Company routinely engages in analyses and discussions regarding its own strategic position, including current and potential alliances, asset acquisitions and divestitures and may have future discussions with other airlines regarding strategic activities. If other airlines participate in such activities, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and potentially impairing the Company's ability to realize expected benefits from its own strategic relationships.
Orders for new aircraft typically must be placed years in advance of scheduled deliveries, and changes in the Company's network strategy over time or other factors outside of the Company's control may make aircraft on order less economic for the Company, result in costs related to modification or termination of aircraft orders or cause the Company to enter into orders for new aircraft on less favorable terms.
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft, and the financial commitment required for purchases of new aircraft is substantial. At December 31, 2019, the Company had firm commitments to purchase 304 new aircraft from The Boeing Company ("Boeing"), Airbus S.A.S ("Airbus") and Embraer S.A. ("Embraer"), as well as related agreements with engine manufacturers, maintenance providers and others. As of December 31, 2019, the Company's commitments relating to the acquisition of aircraft and related spare engines, aircraft improvements and other related obligations aggregated to a total of $26.7 billion.
Subsequent to the Company placing an order for new aircraft, the Company's network strategy may change. As a result, the Company's preference for a particular aircraft that it has ordered, often years in advance, may be decreased or eliminated. If the Company were to modify or terminate any of its existing aircraft order commitments, it may be responsible for material liabilities to its counterparties arising from any such modification. Additionally, the Company may have a need for additional aircraft that are not available under its existing orders. In such cases, the Company may seek to acquire aircraft from other sources, such as through lease arrangements, which may result in higher costs or less favorable terms, or through the purchase or lease of used aircraft. The Company may not be able to acquire such aircraft when needed on favorable terms or at all.
The imposition of new tariffs, or any increase in existing tariffs, on the importation of commercial aircraft that the Company orders may result in higher costs. For example, in October 2019, the United States imposed tariffs on certain imports from the EU, including a customs duty at an ad valorem rate of 10% on new commercial aircraft, which rate, in February 2020, was increased to 15%. These tariffs apply to certain new Airbus aircraft that we have on order. While the scope and rate of these tariffs are subject to change, if and to the extent these tariffs are imposed on us, they could increase the effective cost of, among other things, new Airbus aircraft.
A majority of the Company's aircraft and certain parts are sourced from single suppliers; therefore, the Company would be materially and adversely affected if it were unable to obtain timely deliveries, additional equipment or support from any of these suppliers.
The Company currently sources the majority of its aircraft and many related aircraft parts from Boeing. In addition, our aircraft suppliers are dependent on other suppliers for certain other aircraft parts. Therefore, if the Company is unable to acquire additional aircraft from Boeing, or if Boeing fails to make timely deliveries of aircraft or to provide adequate support for its products, the Company's operations could be materially and adversely affected. The Company is also dependent on a limited number of suppliers for aircraft engines and certain other aircraft parts and could, therefore, also be materially and adversely affected in the event of the unavailability of these engines and other parts.
Union disputes, employee strikes or slowdowns, and other labor-related disruptions could adversely affect the Company's operations and could result in increased costs that impair its financial performance.
United is a highly unionized company. As of December 31, 2019, the Company and its subsidiaries had approximately 96,000 active employees, of whom approximately 84% were represented by various U.S. labor organizations. See Part I, Item 1. Business—Employees, of this report for additional information on our represented employee groups and collective bargaining agreements.
There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company entering into collective bargaining agreements with its represented employee groups. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company's normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. Similarly, if the operations of our third-party regional carriers, ground handlers or other vendors are impacted by labor-related disruptions, our operations could be adversely affected. In addition, collective bargaining agreements with the Company's represented employee groups increase the Company's labor costs, which increase could be material.
An outbreak of disease or similar public health threat, such as the coronavirus, could have a material adverse impact on the Company's business, operating results and financial condition.
An outbreak of disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior, or travel restrictions could have a material adverse impact on the Company's business, financial condition and operating results. In addition, outbreaks of disease could result in increased government restrictions and regulation, including quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations.
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern." On January 30, 2020, the U.S. Department of State issued a Level 4 "do not travel" advisory for China. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak.  The Company has suspended its flights between the United States and each of Beijing, Chengdu, Shanghai and Hong Kong through April 24, 2020. These routes represented approximately 5% of the Company's 2020 planned capacity and the Company's other trans-Pacific routes represented an additional 10% of the Company's 2020 planned capacity. As of the date of this report, the Company is experiencing an approximately 100% decline in near-term demand to China and an approximately 75% decline in near-term demand on the rest of the Company's trans-Pacific routes. The extent of the impact of the COVID-19 on the Company's operational and financial performance will depend on future developments, including the duration and spread of the outbreak and related travel advisories and restrictions and the impact of the COVID-19 on overall demand for air travel, all of which are highly uncertain and cannot be predicted. If traffic on the Company's trans-Pacific routes were to remain at these levels for an extended period, and/or routes in other parts of the Company's network begin to see significant declines in demand, our results of operations for full year 2020 may be materially adversely affected.
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
We operate principally through our domestic hubs in at Newark, Chicago O'Hare, Denver, Houston Bush, LAX, Guam, SFO and Washington Dulles. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or other airports where we have a significant presence resulting from ATC delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, disruptions to government agencies or personnel (including as a result of government shutdowns), disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations, power supplies, fuel supplies, terrorist activities, international hostilities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a material impact on our business, operating results and financial condition. We have minimal control over the operation, quality or maintenance of these services or whether vendors will improve or continue to provide services that are essential to our business.
The airline industry is subject to extensive government regulation, which imposes significant costs and may adversely impact our business, operating results and financial condition.
Airlines are subject to extensive regulatory and legal oversight. Compliance with U.S. and international regulations imposes significant costs and may have adverse effects on the Company. Laws, regulations, taxes and airport rates and charges, both domestically and internationally, have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The airline industry is heavily taxed and additional taxation could negatively impact our business.
United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company's business. The DOT also regulates consumer protection and, through its investigations or rulemaking authority, could impose restrictions that materially impact the Company's business. The FAA regulates the safety of United's operations. United operates pursuant to an air carrier operating certificate issued by the FAA. The FAA's regulations include stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations, as well as minimum qualifications for air carrier first officers. These regulations have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and has required it to reduce regional partner flying, as several regional partners have experienced difficulty flying their schedules due to reduced pilot availability. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives have resulted in the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action (including the FAA Order grounding Boeing 737 MAX aircraft). These FAA directives or requirements could have a material adverse effect on the Company.
In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to airline customer service and aviation safety which are ongoing and, depending on how they are implemented, could impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to aviation safety as well as environmental issues which could impact the Company and the airline industry.
The Company's operations may also be adversely impacted due to the existing antiquated ATC system utilized by the U.S. government and regulated by the FAA. During peak travel periods in certain markets, the current ATC system's inability to handle demand has led to short-term capacity constraints imposed by government agencies and resulted in delays and disruptions of air traffic. In addition, the current system will not be able to effectively handle projected future air traffic growth. The outdated technologies also cause the ATC to be less resilient in the event of a failure, causing flight cancellations and delays. Imposition of these ATC constraints on a long-term basis may have a material adverse effect on the Company's operations. Failure to update the ATC system in a timely manner and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company's financial condition or operating results.
Access to landing and take-off rights, or "slots," at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Certain of the Company's major hubs are among the most congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. The FAA may limit the Company's airport access by limiting the number of departure and arrival slots at high density traffic airports, which could affect the Company's ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost of access to their facilities, which could have an adverse effect on the Company's business. The FAA historically has taken actions with respect to airlines' slot holdings that airlines have challenged; if the FAA were to take actions that adversely affect the Company's slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots. If slots are eliminated at an airport, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on take-offs and landings could result in greater congestion both at the affected airport or in the regional airspace (e.g., the New York City metropolitan region airspace) and could significantly impact the Company's operations. Further, the Company's operating costs at airports, including the Company's major hubs, may increase significantly because of capital improvements at such airports that the Company may be required to fund, directly or indirectly. Such costs could be imposed by the relevant airport authority without the Company's approval and may have a material adverse effect on the Company's financial condition.
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
See Part I, Item 1. Business—Industry Regulation, of this report for additional information on government regulation impacting the Company.
We are subject to many forms of environmental regulation and liability and risks associated with climate change, and may incur substantial costs as a result.
Many aspects of the Company's operations are subject to increasingly stringent federal, state, local and international laws protecting the environment, including those relating to emissions to the air, water discharges, safe drinking water and the use and management of hazardous materials and wastes. Compliance with existing and future environmental laws and regulations can require significant expenditures and violations can lead to significant fines and penalties. In addition, from time to time we are identified as a responsible party for environmental investigation and remediation costs under applicable environmental laws due to the disposal of hazardous substances generated by our operations. We could also be subject to environmental liability claims from various parties, including airport authorities, related to our operations at our owned or leased premises or the off-site disposal of waste generated at our facilities.
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
To mitigate climate change risks, CORSIA has been developed by ICAO, a UN specialized agency. CORSIA is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation after 2020 through airline purchases of carbon offset credits. Certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. However, CORSIA is expected to result in increased operating costs for airlines that operate internationally, including the Company.
In addition to CORSIA, the EPA has begun preliminary work to adopt its own aircraft engine GHG emission standards, which were expected to be aligned with recent ICAO carbon dioxide emission standards. The timing of any U.S. EPA aircraft engine GHG emission standards is currently unknown, but some jurisdictions in which United operates have adopted or are considering GHG emission reduction initiatives, which could impact various aspects of the Company's business. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.
See Part I, Item 1. Business—Industry Regulation—Environmental Regulation, of this report for additional information on environmental regulation impacting the Company.
The United Kingdom's withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.
In June 2016, United Kingdom ("UK") voters approved an advisory referendum for the UK to exit the EU. The UK parliament voted in favor of allowing the government to commence negotiations to determine the future terms of the UK's relationship with the EU, including the terms of trade between the UK and the EU and other nations. On January 31, 2020, the UK withdrew from the EU, and started a transition period that will potentially run through December 31, 2020. The nature and terms of the UK's relationship with the EU after the transition period remain uncertain.
In connection with a UK exit from the EU, we could face new challenges in our operations, such as instability in global financial and foreign exchange markets. This instability could result in market volatility, including in the value of the British pound and European euro, additional travel restrictions on passengers traveling between the UK and other EU countries, changes to the legal status of EU-resident employees, legal uncertainty and divergent national laws and regulations. At this time, we cannot predict the impact that the UK's exit from the EU will have on our business generally and our UK and

European operations more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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
The Company could be exposed to significant liability or loss if its property or operations were to be affected by a natural catastrophe or other event, including aircraft accidents. The Company maintains insurance policies, including, but not limited to, terrorism, aviation hull and liability, workers' compensation and property and business interruption insurance, but we are not fully insured against all potential hazards and risks incident to our business. If the Company is unable to obtain sufficient insurance with acceptable terms, the costs of such insurance increase materially, or if the coverage obtained is insufficient relative to actual liability or losses that the Company experiences, whether due to insurance market conditions, policy limitations and exclusions or otherwise, our operating results and financial condition could be materially and adversely affected.
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
In addition, as of December 31, 2019, the Company had $3.4 billion in variable rate indebtedness, all or a portion of which uses London interbank offered rates ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to the Company's variable interest indebtedness increase, the Company's interest expense will also increase, which could make it difficult for the Company to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity.

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
If an event of default were to occur, the lenders could, among other things, declare outstanding amounts immediately due and payable. In addition, an event of default or declaration of acceleration under one financing agreement could also result in an event of default under other of our financing agreements due to cross-default and cross-acceleration provisions. The acceleration of significant amounts of debt could require us to renegotiate, repay or refinance the obligations under our financing arrangements.
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
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, in 2019 and 2018, the Company recorded impairment charges of $90 million and $206 million, respectively, associated with its Hong Kong routes, resulting in the full impairment of these assets. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of the Company's aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. An impairment loss could have a material adverse effect on the Company's financial condition and operating results.
Any damage to our reputation or brand image could adversely affect our business or financial results.
We operate in a public-facing industry and maintaining a good reputation is critical to our business. The Company's reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all of our operations and activities, any failure to achieve and/or make progress toward our environmental and sustainability goals, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Fleet. As of December 31, 2019, United's mainline and regional fleets consisted of the following:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
777-300ER	20	20	—	350	2.2
777-200ER	55	51	4	267-276	19.8
777-200	19	19	—	364	22.5
787-10	11	11	—	318	0.7
787-9	25	25	—	252	3.8
787-8	12	12	—	219	6.5
767-400ER	16	14	2	240	18.3
767-300ER	38	25	13	167-214	23.9
757-300	21	9	12	234	17.3
757-200	53	48	5	142-176	23.5
737-900ER	136	136	—	179	7.0
737-900	12	8	4	179	18.3
737-800	141	95	46	166	15.8
737-700	41	29	12	126	20.8
A320-200	97	76	21	150	21.3
A319-100	80	57	23	126-128	18.1
Total mainline	777	635	142		15.6
In addition to the aircraft presented in the table above, United owned or leased the following mainline aircraft as of December 31, 2019:

•	Fourteen Boeing 737 MAX 9s, which are temporarily grounded pursuant to the FAA Order;

•	Four Boeing 747-400s, which are permanently grounded;

•	Three Airbus A320s, which are temporarily grounded; and

•	One Boeing 767-200, which is being subleased to another airline.

Aircraft Type	Total	Owned	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft		Seats in Standard Configuration
Regional:
Embraer E175/E175LL	170	71	99	SkyWest: Mesa: Republic: ExpressJet:	65 60 28 17	70-76
Embraer 170	38	—	38	Republic:	38	70
CRJ700	47	—	47	Mesa: SkyWest: GoJet:	20 19 8	70
CRJ550	18	—	18	GoJet:	18	50
CRJ200	133	—	133	SkyWest: Air Wisconsin:	70 63	50
Embraer ERJ 145 (XR/LR/ER)	175	168	7	ExpressJet: Trans States: CommutAir:	95 43 37	50
Total regional	581	239	342
In addition to the aircraft presented in the table above, United owned the following regional aircraft as of December 31, 2019:

•	Eight Embraer E175LLs, which were delivered but not yet in service; and

•	Three Embraer ERJ145s, which are temporarily grounded.

Firm Order and Option Aircraft. As of December 31, 2019, United had firm commitments and options to purchase new aircraft from Boeing, Airbus and Embraer as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2020	After 2020
Airbus A321XLR	50	—	50
Airbus A350	45	—	45
Boeing 737 MAX	171	44	127
Boeing 777-300ER	2	2	—
Boeing 787	16	15	1
Embraer E175	20	20	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The Company expects to assign the purchase obligation for each of the 20 Embraer E175 aircraft to one of its regional partners at the time of such aircraft's delivery, subject to certain conditions. To the extent the Company and the aircraft manufacturers with which the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 19 used Boeing 737-700 aircraft with expected delivery dates through 2021.
The 44 Boeing 737 MAX aircraft in the table above include 16 Boeing B737 MAX aircraft of which the Company planned to take delivery in 2019, and 28 aircraft of which the Company planned to take delivery of in 2020; however, following the FAA Order, Boeing suspended deliveries of new Boeing 737 MAX aircraft. The extent of the delay to the scheduled deliveries of new 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors. As a result, the Company is unable to estimate the number of Boeing 737 MAX aircraft of which it will take delivery in 2020.
See Notes 10 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Facilities. United leases gates, hangar sites, terminal buildings and other airport facilities in the municipalities it serves. United has major terminal facility leases at SFO, Washington Dulles, Chicago O'Hare, LAX, Denver, Newark, Houston Bush and Guam with expiration dates ranging from 2020 through 2053. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company's responsibility for maintenance, insurance and other facility-related expenses and services.
United also maintains administrative, catering, cargo, training, maintenance and other facilities to support its operations in the cities it serves. In addition, United has multiple leases, which expire from 2020 through 2033, for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston.

ITEM 3.	LEGAL PROCEEDINGS.
On June 30, 2015, UAL received a Civil Investigative Demand ("CID") from the Antitrust Division of the DOJ seeking documents and information from the Company in connection with a DOJ investigation related to statements and decisions about airline capacity. The Company has completed its response to the CID. The Company is not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation. Beginning on July 1, 2015, subsequent to the announcement of the CID, UAL and United were named as defendants in multiple class action lawsuits that asserted claims under the Sherman Antitrust Act, which have been consolidated in the United States District Court for the District of Columbia. The complaints generally allege collusion among U.S. airlines on capacity impacting airfares and seek treble damages. The Company intends to vigorously defend against the class action lawsuits.
On October 13, 2015, United received a CID from the Civil Division of the DOJ. The CID requested documents and oral testimony from United in connection with an industry-wide DOJ investigation related to delivery scan and other data purportedly required for payment for the carriage of mail under United's International Commercial Air Contracts with the U.S. Postal Service. The Company has been responding to the DOJ's request and cooperating in the investigation since that time. On November 8, 2016, the DOJ Criminal Division met with representatives from the Company and advised they are conducting an industry-wide investigation into the same matter. The Company continues to cooperate with the government in their investigation and representatives from the Company have met with both the Civil and Criminal Divisions to provide additional information. The Company cannot predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of these investigations.

Other Legal Proceedings. The Company is involved in various other claims and legal actions involving passengers, customers, suppliers, employees and government agencies arising in the ordinary course of business. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. After considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, management believes that the ultimate disposition of these other claims and legal actions will not materially affect its consolidated financial position or results of operations. However, the ultimate resolutions of these matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these matters.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
UAL's common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "UAL." As of February 18, 2020, there were 5,073 holders of record of UAL common stock.
The following graph shows the cumulative total stockholder return for UAL's common stock during the period from December 31, 2014 to December 31, 2019. The graph also shows the cumulative returns of the Standard and Poor's 500 Index ("SPX") and the NYSE Arca Airline Index ("XAL") of 14 investor-owned airlines over the same five-year period. The comparison assumes $100 was invested on December 31, 2014 in each of UAL common stock, the SPX and the XAL.
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

The following table presents repurchases of UAL common stock made in the fourth quarter of 2019:

Period	Total number of shares purchased (a) (b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
October 2019	1,071,915	$87.65	1,071,915	$3,231
November 2019	430,400	92.70	430,400	3,191
December 2019	922,600	88.72	922,600	3,109
Total	2,424,915		2,424,915
(a) In 2019, UAL repurchased approximately 19.2 million shares of UAL common stock for $1.6 billion. In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. In July 2019, UAL's Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL's common stock, in addition to any amounts remaining under the prior program. As of December 31, 2019, the Company had approximately $3.1 billion remaining to purchase shares under its repurchase programs. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.
(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan, each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 1,930 shares were withheld under the plans in the fourth quarter of 2019 at an average price of $89.67 per share. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6.	SELECTED FINANCIAL DATA.
UAL's consolidated financial statements and statistical data are provided in the tables below:

	Year Ended December 31,
	2019	2018 (a)	2017 (a)	2016	2015
Income Statement Data (in millions, except per share amounts):
Operating revenue	$43,259	$41,303	$37,784	$36,558	$37,864
Operating expense	38,958	38,074	34,166	32,214	32,698
Operating income	4,301	3,229	3,618	4,344	5,166
Net income	3,009	2,122	2,143	2,234	7,340
Basic earnings per share	11.63	7.70	7.08	6.77	19.52
Diluted earnings per share	11.58	7.67	7.06	6.76	19.47

Balance Sheet Data at December 31 (in millions):
Unrestricted cash, cash equivalents and short-term investments	$4,944	$3,950	$3,798	$4,428	$5,196
Total assets	52,611	49,024	47,469	40,208	40,861
Debt and finance lease obligations (b)	14,818	13,792	13,576	11,705	11,759
(a) Amounts adjusted due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.
(b) Finance leases, under Topic 842, are the equivalent of capital leases under Financial Accounting Standards Board Accounting Standards Codification Topic 840, Leases.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Select operating statistics (a)
Passengers (thousands) (b)	162,443	158,330	148,067	143,177	140,369
Revenue passenger miles ("RPMs") (millions) (c)	239,360	230,155	216,261	210,309	208,611
Available seat miles ("ASMs") (millions) (d)	284,999	275,262	262,386	253,590	250,003
Cargo revenue ton miles (millions) (e)	3,329	3,425	3,316	2,805	2,614
Passenger load factor (f)	84.0%	83.6%	82.4%	82.9%	83.4%
Passenger revenue per available seat mile ("PRASM") (cents)	13.90	13.70	13.13	13.18	13.11
Total revenue per available seat mile ("TRASM") (cents)	15.18	15.00	14.40	14.42	15.15
Average yield per revenue passenger mile ("Yield") (cents) (g)	16.55	16.38	15.93	15.90	15.72
Cost per available seat mile ("CASM") (cents)	13.67	13.83	13.02	12.70	13.08
Average price per gallon of fuel, including fuel taxes	$2.09	$2.25	$1.74	$1.49	$1.94
Fuel gallons consumed (millions)	4,292	4,137	3,978	3,904	3,886
Average stage length (miles) (h)	1,460	1,446	1,460	1,473	1,487
Average daily utilization of each mainline aircraft (hours:minutes) (i)	10:39	10:45	10:27	10:06	10:24
(a) Includes data from our regional carriers operating under CPAs unless otherwise noted.
(b) The number of revenue passengers measured by each flight segment flown.
(c) The number of scheduled miles flown by revenue passengers.
(d) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(e) The number of cargo revenue tons transported multiplied by the number of miles flown.
(f) RPM divided by ASM.
(g) The average passenger revenue received for each revenue passenger mile flown.
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
2019 Highlights

•	2019 net income was $3.0 billion, or $11.58 diluted earnings per share, as compared to $2.1 billion, or $7.67 diluted earnings per share, in 2018.

•	Revenue for 2019 increased $1.9 billion over 2018 due to a 3.5% growth in ASMs and a PRASM increase of 1.5% in 2019 compared to 2018.

•
In 2019, UAL repurchased approximately 19.2 million of its common stock for $1.6 billion. As of December 31, 2019, the Company had approximately $3.1 billion remaining to purchase shares under its share repurchase programs.

•
UAL ended 2019 with $6.9 billion in unrestricted liquidity, which consisted of unrestricted cash, cash equivalents, short-term investments and available capacity under the revolving credit facility of its Amended and Restated Credit and Guaranty Agreement (as amended, the "Credit Agreement").

•	RPMs for 2019 increased 4.0% as compared to 2018, and ASMs increased 3.5% from the prior year, resulting in a load factor of 84.0% in 2019 versus 83.6% in 2018.

•	For 2019 and 2018, the Company recorded U.S. Department of Transportation on-time arrival rates of 77.9% and 79.8%, respectively, and mainline completion factors of 99.2%.
Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2019 as compared to 2018. See "Results of Operations" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2018 Annual Report on Form 10-K, filed with the SEC on February 28, 2019 (the "2018 Annual Report"), for analysis of the 2018 results as compared to 2017.
Operating Revenue. The table below illustrates the year-over-year percentage change in the Company's operating revenues for the years ended December 31 (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Passenger revenue	$39,625	$37,706	$1,919	5.1
Cargo	1,179	1,237	(58)	(4.7)
Other operating revenue	2,455	2,360	95	4.0
Total operating revenue	$43,259	$41,303	$1,956	4.7

The table below presents selected passenger revenue and operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2018 (a):
	Domestic	Atlantic	Pacific	Latin	Total
Average fare per passenger	3.4%	(1.9)%	(4.0)%	5.9%	2.4%
Passengers	2.1%	6.5%	4.0%	3.9%	2.6%
RPMs (traffic)	3.5%	6.9%	2.4%	4.0%	4.0%
ASMs (capacity)	3.8%	5.8%	0.5%	2.9%	3.5%
Passenger load factor (points)	(0.2)	0.8	1.5	0.9	0.4
(a) See Part II, Item 6. Selected Financial Data, of this report for the definition of these statistics.
Passenger revenue increased $1.9 billion, or 5.1%, in 2019 as compared to 2018, primarily due to a 4.0% increase in traffic, continuing strong domestic demand, improvements in average fares in the Latin and Domestic markets, and increases in ancillary fees driven by improved product offerings.
Cargo revenue decreased $58 million, or 4.7%, in 2019 as compared to 2018, primarily due to an approximately 3% decrease in cargo ton miles and a 2% decline in cargo ton mile yield.
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern." On January 30, 2020, the U.S. Department of State issued a Level 4 "do not travel" advisory for China. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak.  The Company has suspended its flights between the United States and each of Beijing, Chengdu, Shanghai and Hong Kong through April 24, 2020. These routes represented approximately 5% of the Company's 2020 planned capacity and the Company's other trans-Pacific routes represented an additional 10% of the Company's 2020 planned capacity. As of the date of this report, the Company is experiencing an approximately 100% decline in near-term demand to China and an approximately 75% decline in near-term demand on the rest of the Company's trans-Pacific routes. The extent of the impact of the COVID-19 on the Company's operational and financial performance will depend on future developments, including the duration and spread of the outbreak and related travel advisories and restrictions and the impact of the COVID-19 on overall demand for air travel, all of which are highly uncertain and cannot be predicted. If traffic on the Company's trans-Pacific routes were to remain at these levels for an extended period, and/or routes in other parts of the Company's network begin to see significant declines in demand, our results of operations for full year 2020 may be materially adversely affected.
Operating Expense. The table below includes data related to the Company's operating expense for the years ended December 31 (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Salaries and related costs	$12,071	$11,458	$613	5.3
Aircraft fuel	8,953	9,307	(354)	(3.8)
Regional capacity purchase	2,849	2,649	200	7.6
Landing fees and other rent	2,543	2,449	94	3.8
Depreciation and amortization	2,288	2,165	123	5.7
Aircraft maintenance materials and outside repairs	1,794	1,767	27	1.5
Distribution expenses	1,651	1,558	93	6.0
Aircraft rent	288	433	(145)	(33.5)
Special charges	246	487	(241)	NM
Other operating expenses	6,275	5,801	474	8.2
Total operating expenses	$38,958	$38,074	$884	2.3
Salaries and related costs increased $613 million, or 5.3%, in 2019 as compared to 2018, primarily due to higher contractual pay rates, higher benefit expenses, higher employee incentives and a 4.0% increase in average full-time equivalent employees. Employee incentives included $157 million increase in profit sharing in 2019 as compared to 2018.
Aircraft fuel expense decreased $354 million, or 3.8%, in 2019 as compared to 2018, primarily due to a 7.1% decrease in fuel prices, partially offset by a 3.5% increase in capacity. The table below presents the significant changes in aircraft fuel cost per gallon for the years ended December 31 (in millions, except percentage changes and per gallon data):

	2019	2018	% Change
Fuel expense	$8,953	$9,307	(3.8)
Total fuel consumption (gallons)	4,292	4,137	3.7
Average price per gallon	$2.09	$2.25	(7.1)
Regional capacity purchase costs increased $200 million, or 7.6%, in 2019 as compared to 2018, primarily due to a rate increase under various capacity purchase agreements with regional carriers and a 4.1% increase in regional flying.
Depreciation and amortization increased $123 million, or 5.7%, in 2019 as compared to 2018, primarily due to the additions of new and used aircraft and new capital projects related both to infrastructure and information technology.
Aircraft rent decreased $145 million, or 33.5%, in 2019 as compared to 2018, primarily due to the purchase of leased aircraft and the conversion of certain operating leases to finance leases.
The table below presents special charges incurred by the Company during the years ended December 31 (in millions):

	2019	2018
Impairment of assets	$171	$377
Severance and benefit costs	16	41
Termination of an engine maintenance service agreement	—	64
(Gains) losses on sale of assets and other special charges	59	5
Total special charges	$246	$487
See Note 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Other operating expenses increased $474 million, or 8.2%, in 2019 as compared to 2018, primarily due to increased purchased services related to airport operations weather-related costs, technology initiatives, catering costs, facility projects and crew-related expenses.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2019	2018	Increase (Decrease)	% Change
Interest expense	$(731)	$(670)	$61	9.1
Interest capitalized	85	65	20	30.8
Interest income	133	101	32	31.7
Unrealized gains (losses) on investments, net	153	(5)	158	NM
Miscellaneous, net	(27)	(72)	(45)	(62.5)
Total nonoperating expense, net	$(387)	$(581)	$(194)	(33.4)
Interest expense increased $61 million, or 9.1%, in 2019 as compared to 2018, primarily due to the conversion of certain operating leases to finance leases and debt issued for the acquisition of new aircraft.
Interest income increased $32 million, or 31.7%, in 2019 as compared to 2018, primarily due to higher levels of cash balances throughout the year.
Unrealized gains (losses) on investments, net increased $158 million in 2019 as compared to 2018, primarily due to the change in market value of certain of its equity investments and derivative assets. See Notes 9 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Miscellaneous, net decreased $45 million, or 62.5%, in 2019 as compared to 2018, primarily due to more favorable foreign exchange rates and the remeasurement of postretirement plans due to a plan change.

Income Taxes. See Note 6 to the financial statements included in Part II, Item 8 of this report for information related to income taxes.

Liquidity and Capital Resources
As of December 31, 2019, the Company had $4.9 billion in unrestricted cash, cash equivalents and short-term investments, an increase of approximately $1.0 billion from December 31, 2018. The Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Credit Agreement available for borrowings as of December 31, 2019.
We have a significant amount of fixed obligations, including debt, aircraft leases, leases of airport property and other facilities and pension funding obligations. At December 31, 2019, the Company had approximately $14.8 billion of debt and finance lease obligations, including $1.5 billion that are due within the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of December 31, 2019, our current liabilities exceeded our current assets by approximately $6.7 billion. However, approximately $7.3 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.
For 2020, the Company expects approximately $7.0 billion of gross capital expenditures. See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information on commitments.
As of December 31, 2019, a substantial portion of the Company's assets, principally aircraft, route authorities and airport slots, was pledged under various loan and other agreements. Collateral pledged under these loans continues to be sufficient to satisfy the loan covenants. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines. See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on assets provided as collateral by the Company.
The following is a discussion of the Company's sources and uses of cash for 2019 as compared to 2018. See "Liquidity and Capital Resources" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report for a discussion of the Company's sources and uses of cash in 2018 as compared to 2017.
Operating Activities. Cash flow provided by operations for the year ended December 31, 2019 was $6.9 billion compared to $6.2 billion in the same period in 2018. The increase is primarily attributable to an increase in operating income which was $4.3 billion for 2019 as compared to $3.2 billion for 2018.
Investing Activities. The Company's capital expenditures were $4.5 billion and $4.1 billion in 2019 and 2018, respectively. The Company's capital expenditures for both years were primarily attributable to the purchase of aircraft, aircraft improvements, facility and fleet-related costs and the purchase of information technology assets.
In December 2019, United issued the AVH Convertible Loan. For additional information regarding the AVH Convertible Loan, see Note 8 to the financial statements included in Part II, Item 8 of this report.
In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively. BRW Aviation Holding LLC and BRW are affiliates of Synergy Aerospace Corporation, and BRW is the majority shareholder of AVH. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE"), in exchange for 64.5 million ADRs) (such equity and shares, collectively, the "BRW Loan Collateral"). BRW is currently in default under the BRW Term Loan Agreement. The BRW Term Loan was made in conjunction with a revenue-sharing joint business agreement among United, Aerovías del Continente Americano S.A ("Avianca"), a subsidiary of AVH, and Copa as described in Part 1, Item 1 of this report. For additional information regarding the BRW Term Loan Agreement and related agreements, see Notes 8, 9 and 13 to the financial statements included in Part II, Item 8 of this report.
In April 2018, through a wholly-owned subsidiary, the Company invested $138 million in Azul Linhas Aéreas Brasileiras S.A. ("Azul") thus increasing its preferred equity stake in Azul to approximately 8% (representing approximately 2% of the total capital stock of Azul).

Financing Activities. Significant financing events in 2019 were as follows:
Share Repurchases. The Company used $1.6 billion of cash to purchase approximately 19.2 million shares of its common stock during 2019. In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. In July 2019, UAL's Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL's common stock. As of December 31, 2019, the Company had approximately $3.1 billion remaining to purchase shares under its share repurchase programs.
Debt Issuances. During 2019, United received and recorded $1.8 billion of proceeds as debt related to enhanced equipment trust certificate ("EETC") offerings created in 2019 to finance the purchase of aircraft. Also, United received and recorded $350 million of proceeds from the 4.875% Senior Notes due January 15, 2025 and borrowed approximately $105 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2019. As of December 31, 2019, United had recorded approximately $39 million of debt to finance the construction of an aircraft maintenance and ground service equipment complex at Los Angeles International Airport.
Debt and Finance Lease Principal Payments. During the year ended December 31, 2019, the Company made debt and finance lease principal payments of $1.4 billion.
Significant financing events in 2018 were as follows:
Share Repurchases. The Company used $1.2 billion of cash to purchase approximately 17.5 million shares of its common stock during 2018.
Debt Issuances. During 2018, United received and recorded $1.2 billion of proceeds as debt related to EETC offerings created in 2018 to finance the purchase of aircraft. Also, United borrowed approximately $424 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2018.
Debt and Finance Lease Principal Payments. During the year ended December 31, 2018, the Company made debt and finance lease principal payments of $1.8 billion.
For additional information regarding these Liquidity and Capital Resource matters, see Notes 2, 10, 11 and 13 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company's statements of consolidated cash flows.
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

Pension and other postretirement plans	Note 7
Long-term debt and debt covenants	Note 10
Leases and capacity purchase agreements	Note 11
Commitments and contingencies	Note 13
Contractual Obligations. The Company's business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft with cash, by using EETC financing, by entering into finance or operating leases, or through other financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.
The table below provides a summary of the Company's material contractual obligations as of December 31, 2019 (in billions):

	2020	2021	2022	2023	2024	After 2024	Total
Long-term debt (a)	$1.4	$1.4	$1.8	$0.8	$3.1	$6.2	$14.7
Finance lease obligations—principal portion	0.1	0.1	—	—	—	0.1	0.3
Total debt and finance lease obligations	1.5	1.5	1.8	0.8	3.1	6.3	15.0
Interest on debt and finance lease obligations (b)	0.6	0.5	0.4	0.4	0.3	0.7	2.9
Operating lease obligations	0.9	0.8	0.6	0.6	0.6	4.2	7.7
Regional CPAs (c)	2.9	2.9	2.4	1.5	1.3	4.7	15.7
Postretirement obligations (d)	0.1	0.1	0.1	0.1	0.1	0.3	0.8
Pension obligations (e)	—	—	—	—	0.4	0.6	1.0
Capital purchase obligations (f)	6.9	4.3	2.0	1.0	1.2	11.3	26.7
Total contractual obligations	$12.9	$10.1	$7.3	$4.4	$7.0	$28.1	$69.8

(a) Long-term debt presented in the Company's financial statements is net of $181 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Contractual payments do not include the debt discount, premiums and debt issuance costs.
(b) Includes interest portion of finance lease obligations of $14 million in 2020, $11 million in 2021, $8 million in 2022, $6 million in 2023, $4 million in 2024 and $5 million thereafter. Interest payments on variable interest rate debt were calculated using London interbank offered rates ("LIBOR") applicable at December 31, 2019.
(c) Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of operating lease obligations. Amounts also exclude a portion of United's finance lease obligation recorded for certain of its CPAs. See Note 11 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(d) Amounts represent postretirement benefit payments through 2029. Benefit payments approximate plan contributions as plans are substantially unfunded.
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
Off-Balance Sheet Arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support, or that engages in leasing, hedging or research and development arrangements. The Company's primary off-balance sheet arrangements include guarantees that are discussed below and variable-rate operating leases. See Note 11 to the financial statements included in Part II, Item 8 of this report for more information related to variable-rate operating leases.
Letters of Credit and Surety Bonds. As of December 31, 2019, United had cash collateralized $73 million of letters of credit, which generally have evergreen clauses and are expected to be renewed on an annual basis. As of December 31, 2019, United also had $414 million of surety bonds securing various obligations with expiration dates through 2023.
Guarantee of BRW Commitment. In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland, pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's ADRs, the class of AVH securities that trades on the NYSE, in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure, and (2) guaranteed BRW's obligation to pay Kingsland the difference (which amount, if paid by United, will increase the BRW Term Loan by such amount) if the market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable, is less than $12 per ADR, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary, or upon such sale, as applicable, of $217 million. In 2018, the Company recorded a liability of $31 million for the fair value of its guarantee to loan additional funds to BRW if required. Any such additional loans to BRW would be collateralized by BRW's AVH shares and other collateral.
Guarantee of Debt of Others. As of December 31, 2019, United is the guarantor of $132 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to increased cost provisions and the Company would potentially be responsible for those costs under the guarantees. The increased cost provisions in the $132 million of aircraft mortgage debt are similar to those in certain of the Company's debt agreements. See discussion under Increased Cost Provisions, below, for additional information on increased cost provisions related to the Company's debt.

EETCs. As of December 31, 2019, United had $9.6 billion principal amount of equipment notes outstanding issued under EETC financings. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United's consolidated balance sheet because the proceeds held by the depositary are not United's assets. The total amount of EETC funds held in escrow was $328 million as of December 31, 2019. See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2019, approximately $1.9 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2019, the Company's contingent exposure was approximately $175 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2051. The Company did not record a liability at the time these indirect guarantees were made.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2019, the Company had $3.4 billion of floating rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
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
Frequent Flyer Accounting. United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to nine years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
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

Co-Brand Agreement. United has a significant contract (the "Co-Brand Agreement") to sell MileagePlus miles to its co-branded credit card partner JPMorgan Chase Bank, N.A. ("Chase"). Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:

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

•
Marketing – United has a performance obligation to provide Chase access to United's customer list and the use of United's brand. Marketing revenue is recorded to Other operating revenue as miles are delivered to Chase.

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
In February 2020, the Company announced that they had entered into a Third Amended and Restated Co-Branded Card Marketing Services Agreement (as amended from time to time, the "Agreement") with Chase. The Agreement, which replaces the Co-Brand Agreement, also extends the term into 2029 and modifies certain other terms. We will continue to account for the considerations received under the Agreement to the separately identifiable performance obligations using the estimated selling price allocation methodology explained above. In connection with the Agreement the Company, entered into an Amended and Restated Co-Branded Card Strategic Alliance Agreement with Visa U.S.A. Inc.
Estimate of Miles Not Expected to be Redeemed. The Company's estimated selling price of miles is based on an equivalent ticket value less breakage, which incorporates the expected redemption of miles, as the best estimate of selling price for these miles. The equivalent ticket value is based on the prior 12 months' weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by breakage that considers a number of factors, including redemption patterns of various customer groups. The Company's breakage model is based on the assumption that the likelihood that an account will redeem its miles can be estimated based on a consideration of the account's historical behavior. The Company uses a logit regression model to estimate the probability that an account will redeem its current miles balance. The Company reviews its breakage estimates annually based upon the latest available information. The Company's estimate of the expected breakage of miles requires significant management judgment. Current and future changes to breakage assumptions, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program. For the portion of the outstanding miles that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining miles are redeemed.
The following table summarizes information related to the Company's Frequent flyer deferred revenue liability:

Frequent flyer deferred revenue at December 31, 2019 (in millions)	$5,276
Percentage of miles earned not expected to be redeemed	14%
Impact of 1% change in outstanding miles expected to be redeemed or weighted average ticket value on deferred revenue (in millions)	$53

BRW Notes Receivable. The BRW Term Loan, currently in default, is secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH. In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW, which remains the majority shareholder of AVH. In addition, Kingsland is pursuing a foreclosure process which is expected to result in a judicially supervised sale of the collateral, following the grant of summary judgment by a New York state court on September 26, 2019.
United evaluated the $499 million carrying value of the BRW Term Loan as of December 31, 2019 using the fair value of the collateral and determined that the value of the collateral is sufficient to recover the carrying value of the BRW Term Loan. As a result, the Company concluded that the BRW Term Loan is not impaired. The carrying value of the BRW Term Loan represents the original loan amount plus accrued and unpaid interest and certain expenses associated with the loan origination.
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
Indefinite-lived intangible assets. The Company has indefinite-lived intangible assets, including goodwill. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. An impairment occurs when the fair value of an intangible asset is less than its carrying value. The Company determines the fair value using a variation of the income approach known as the excess earnings method, which discounts an asset's projected future net cash flows to determine the current fair value. Assumptions used in the discounted cash flow methodology include a discount rate, which is based upon the Company's current weighted average cost of capital plus an asset-specific risk factor, and a projection of sales, expenses, gross margin, tax rates and contributory asset charges for several future years and a terminal growth rate. The assumptions used for future projections are determined based upon the Company's asset-specific forecasts along with the Company's strategic plan. These assumptions are inherently uncertain as they relate to future events and circumstances. Actual results will be influenced by the competitive environment, fuel costs and other expenses, and potentially other unforeseen events or circumstances that could have a material impact on future results.
See Note 1 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Forward-Looking Information
Certain statements throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company's operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expects," "will," "plans," "anticipates," "indicates," "believes," "estimates," "forecast," "guidance," "outlook," "goals", "targets" and similar expressions are intended to identify forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to execute our strategic operating plan, including our growth, revenue-generating and cost-control initiatives; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); risks of doing business globally, including instability and political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; our capacity decisions and the capacity decisions of our competitors; competitive pressures on pricing and on demand; changes in aircraft fuel prices; disruptions in our supply of aircraft fuel; our ability to cost-effectively hedge against increases in the price of aircraft fuel, if we decide to do so; the effects of any technology failures, cybersecurity or significant data breaches; disruptions to services provided by third-party service providers; potential reputational or other impact from adverse events involving our aircraft or operations, the aircraft or operations of our regional carriers or our code share partners or the aircraft or operations of another airline; our ability to attract and retain customers; the effects of any terrorist attacks, international hostilities or other security events, or the fear of such events; the mandatory grounding of aircraft in our fleet; disruptions to our regional network; the impact of regulatory, investigative and legal proceedings and legal compliance risks; the success of our investments in other airlines, including in other parts of the world; industry consolidation or changes in airline alliances; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; disruptions in the availability of aircraft, parts or support from our suppliers; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; labor costs; an outbreak of a disease that affects travel demand or travel behavior, such as the existing threat of COVID-19; the impact of any management changes; extended interruptions or disruptions in service at major airports where we operate; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements, environmental regulations and the United Kingdom's withdrawal from the European Union); the seasonality of the airline industry; weather conditions; the costs and availability of aviation and other insurance; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to comply with the terms of our various financing arrangements; our ability to realize the full value of our intangible assets and long-lived assets; any impact to our reputation or brand image and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

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

	2019	2018
Variable rate debt
Carrying value of variable rate debt at December 31	$3,408	$3,500
Impact of 100 basis point increase on projected interest expense for the following year	33	35
Fixed rate debt
Carrying value of fixed rate debt at December 31	11,144	9,945
Fair value of fixed rate debt at December 31	11,736	9,901
Impact of 100 basis point increase in market rates on fair value	(458)	(378)
As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest rates and related interest expense. As of December 31, 2019, the Company had $3.4 billion in variable rate indebtedness. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity Matters, of this report, for more information on interest expense.
A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2019 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company's interest income of approximately $47 million during 2020.
Commodity Price Risk (Aircraft Fuel). The price of aircraft fuel can significantly affect the Company's operations, results of operations, financial position and liquidity.
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The Company's current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. The Company's 2020 forecasted fuel consumption is presently approximately 4.5 billion gallons, and based on this forecast, a one-dollar change in the price of a barrel of crude oil would change the Company's annual fuel expense by approximately $108 million.
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
The result of a uniform 1% strengthening in the value of the U.S. dollar from December 31, 2019 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $23 million for the year ending December 31, 2020. This sensitivity analysis was prepared based upon projected 2020 foreign currency-denominated revenues and expenses as of December 31, 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Airlines Holdings, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020, expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019, 2018 and 2017 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Frequent Flyer Deferred Revenue Estimate of Miles not Expected to be Redeemed

Description of the Matter
At December 31, 2019, the Company's frequent flyer deferred revenue liability was $5.3 billion. As described in Note 1 of the consolidated financial statements, members of the Company's MileagePlus program earn miles through the Company's flights, purchases with other airlines or non-airline partners or through co-branded credit card partnerships. Consideration is attributed to the miles earned or sold and deferred until the miles are redeemed and air travel is completed, or non-air awards are shipped. Miles can be redeemed for air travel and non-travel awards.

 Auditing management's breakage estimate (the estimate of miles earned that will not be redeemed) was complex and highly judgmental due to the significant assumptions used in the estimate. Breakage is estimated annually using prior years' data and a regression analysis to estimate future breakage, which can be impacted by changes in customer behavior driven by program changes or redemption opportunities that would not be reflected in historical redemption data.

How We Addressed the Matter in Our Audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the breakage estimate. This included testing controls over management's review of the significant assumptions and other inputs used in the estimate, including redemption patterns of various customer groups.

Our audit procedures included, among others, testing the methodology and assumptions used to develop the breakage estimate, including testing the completeness and accuracy of the underlying data used to develop these assumptions. In addition, we assessed the trending of the breakage rate over time to ensure changes were in line with expectations. We involved a valuation specialist to test management's statistical analysis supporting the breakage assumption.

BRW Term Loan Impairment Analysis

Description of the Matter
At December 31, 2019, the Company had a term loan agreement with, among others, BRW Aviation Holdings LLC and BRW Aviation LLC, dated as of November 29, 2018 (the "BRW Term Loan"), which had a carrying value of $499 million. The BRW Term Loan is collateralized by common shares of Avianca Holdings S.A. ("AVH") and the equity of BRW (such shares and equity, collectively, the "BRW Loan Collateral"). As discussed in Note 8 of the consolidated financial statements, the fair market value of the BRW Loan Collateral is estimated using an income approach and a market approach, with equal weight applied to each approach. Under the income approach, the value was estimated by discounting expected future cash flows to a single present value amount. Under the market approach, the value was estimated by reference to multiples of enterprise value to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") for a group of publicly-traded market comparable companies, along with AVH's own EBITDAR levels.

Auditing management's valuation of the BRW Loan Collateral was highly judgmental due to the significant estimation required in determining the fair value. The fair value estimate was sensitive to significant assumptions such as multiples of enterprise value to EBITDAR, revenue and cost growth rates and the discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment of the loan.

How We Addressed the Matter in Our Audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the fair market value of the BRW Loan Collateral. This included testing controls over management's review of the significant assumptions used in the income approach and market approach such as multiples of enterprise value to EBITDAR, revenue growth rates, costs per available seat kilometer and the discount rate, which is affected by expectations about future market or economic conditions.

To test the estimated fair value of the BRW Loan Collateral, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model. We compared significant assumptions to current industry, market and economic trends, and to AVH's historical results and/or other guideline companies within the same industry. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the BRW Loan Collateral that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's valuation methodology and discount rate.

Indefinite-lived Intangible Assets (Route Authorities) Impairment Analysis

Description of the Matter
At December 31, 2019, the Company's route authorities indefinite-lived intangible assets were $1.15 billion. As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

Auditing management's annual route authorities indefinite-lived intangibles impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value. The fair value estimate was sensitive to significant assumptions such as revenue growth rate, cost per available seat mile and the discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

How We Addressed the Matter in Our Audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of route authorities used in the annual impairment test. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including revenue growth rate, cost per available seat mile and the discount rate.

To test the estimated fair value of the Company's route authorities indefinite-lived intangibles, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model. We compared significant assumptions to current industry, market and economic trends, and to the Company's historical results. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the intangible assets that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's valuation methodology and discount rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

Chicago, Illinois
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of United Airlines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the "Company") as of December 31, 2019 and 2018, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholder's equity, for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019, 2018 and 2017 due to the adoption of ASU 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois
February 24, 2020

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018 (a)	2017 (a)
Operating revenue:
Passenger revenue	$39,625	$37,706	$34,460
Cargo	1,179	1,237	1,114
Other operating revenue	2,455	2,360	2,210
Total operating revenue	43,259	41,303	37,784
Operating expense:
Salaries and related costs	12,071	11,458	10,941
Aircraft fuel	8,953	9,307	6,913
Regional capacity purchase	2,849	2,649	2,268
Landing fees and other rent	2,543	2,449	2,310
Depreciation and amortization	2,288	2,165	2,096
Aircraft maintenance materials and outside repairs	1,794	1,767	1,856
Distribution expenses	1,651	1,558	1,435
Aircraft rent	288	433	621
Special charges	246	487	176
Other operating expenses	6,275	5,801	5,550
Total operating expense	38,958	38,074	34,166
Operating income	4,301	3,229	3,618

Nonoperating income (expense):
Interest expense	(731)	(670)	(626)
Interest capitalized	85	65	74
Interest income	133	101	57
Unrealized gains (losses) on investments, net	153	(5)	—
Miscellaneous, net	(27)	(72)	(100)
Total nonoperating expense, net	(387)	(581)	(595)
Income before income taxes	3,914	2,648	3,023
Income tax expense	905	526	880
Net income	$3,009	$2,122	$2,143
Earnings per share, basic	$11.63	$7.70	$7.08
Earnings per share, diluted	$11.58	$7.67	$7.06

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2019	2018 (a)	2017 (a)

Net income	$3,009	$2,122	$2,143

Other comprehensive income (loss), net of tax:
Employee benefit plans	80	342	(195)
Investments and other	5	(4)	(5)
Total other comprehensive income (loss), net of tax	85	338	(200)
Total comprehensive income, net	$3,094	$2,460	$1,943

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2019	2018 (a)
Current assets:
Cash and cash equivalents	$2,762	$1,694
Short-term investments	2,182	2,256
Receivables, less allowance for doubtful accounts (2019—$9; 2018—$8)	1,364	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019—$425; 2018—$412)	1,072	985
Prepaid expenses and other	814	733
Total current assets	8,194	7,094
Operating property and equipment:
Flight equipment	35,421	32,599
Other property and equipment	7,926	6,889
Purchase deposits for flight equipment	1,360	1,177
Total operating property and equipment	44,707	40,665
Less—Accumulated depreciation and amortization	(14,537)	(13,266)
Total operating property and equipment, net	30,170	27,399

Operating lease right-of-use assets	4,758	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019—$1,440; 2018—$1,380)	3,009	3,159
Restricted cash	106	105
Notes receivable, net	671	516
Investments in affiliates and other, net	1,180	966
Total other assets	9,489	9,269
Total assets	$52,611	$49,024

(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2019	2018 (a)
Current liabilities:
Advance ticket sales	$4,819	$4,381
Accounts payable	2,703	2,363
Frequent flyer deferred revenue	2,440	2,286
Accrued salaries and benefits	2,271	2,184
Current maturities of long-term debt	1,407	1,230
Current maturities of finance leases	46	123
Current maturities of operating leases	686	719
Other	566	553
Total current liabilities	14,938	13,839

Long-term debt	13,145	12,215
Long-term obligations under finance leases	220	224
Long-term obligations under operating leases	4,946	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,836	2,719
Postretirement benefit liability	789	1,295
Pension liability	1,446	1,576
Deferred income taxes	1,736	828
Other	1,024	1,010
Total other liabilities and deferred credits	7,831	7,428
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 251,216,381 and 269,914,769 shares at December 31, 2019 and 2018, respectively	3	3
Additional capital invested	6,129	6,120
Stock held in treasury, at cost	(3,599)	(1,993)
Retained earnings	9,716	6,715
Accumulated other comprehensive loss	(718)	(803)
Total stockholders' equity	11,531	10,042
Total liabilities and stockholders' equity	$52,611	$49,024

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018 (a)	2017 (a)
Operating Activities:
Net income	$3,009	$2,122	$2,143
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	882	512	957
Depreciation and amortization	2,288	2,165	2,096
Special charges, non-cash portion	175	416	35
Unrealized (gains) losses on investments	(153)	5	—
Other operating activities	185	161	142
Changes in operating assets and liabilities -
(Increase) decrease in receivables	44	17	(73)
(Increase) decrease in other assets	(252)	265	(432)
Increase in advance ticket sales	438	441	145
Increase (decrease) in frequent flyer deferred revenue	271	222	(107)
Increase in accounts payable	324	130	66
Decrease in advanced purchase of miles	—	—	(942)
Decrease in other liabilities	(302)	(292)	(556)
Net cash provided by operating activities	6,909	6,164	3,474
Investing Activities:
Capital expenditures	(4,528)	(4,070)	(3,870)
Purchases of short-term and other investments	(2,897)	(2,552)	(3,241)
Proceeds from sale of short-term and other investments	2,996	2,616	3,177
Loans made to others	(174)	(466)	(30)
Investment in affiliates	(36)	(139)	(2)
Other, net	79	156	163
Net cash used in investing activities	(4,560)	(4,455)	(3,803)
Financing Activities:
Repurchases of common stock	(1,645)	(1,235)	(1,844)
Proceeds from issuance of long-term debt	1,847	1,594	2,537
Payments of long-term debt	(1,240)	(1,727)	(901)
Principal payments under finance leases	(151)	(79)	(84)
Capitalized financing costs	(61)	(37)	(80)
Other, net	(30)	(17)	(11)
Net cash used in financing activities	(1,280)	(1,501)	(383)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,069	208	(712)
Cash, cash equivalents and restricted cash at beginning of year	1,799	1,591	2,303
Cash, cash equivalents and restricted cash at end of year	$2,868	$1,799	$1,591

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$493	$143	$897
Right-of-use assets acquired through operating leases	498	663	319
Property and equipment acquired through finance lease	22	17	16
Lease modifications and lease conversions	(2)	52	—
Debt associated with termination of a maintenance service agreement	—	163	—
Investment in Republic Airways Holdings Inc. received from bankruptcy claims	—	—	92

Cash Paid During the Period for:
Interest	$648	$651	$571
Income taxes	29	19	20
(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2016	314.6	$3	$6,569	$(511)	$3,342	$(829)	$8,574
Net income (a)	—	—	—	—	2,143	—	2,143
Other comprehensive loss	—	—	—	—	—	(200)	(200)
Stock-settled share-based compensation	—	—	56	—	—	—	56
Proceeds from exercise of stock options	—	—	2	—	—	—	2
Repurchases of common stock	(27.8)	—	—	(1,844)	—	—	(1,844)
Treasury stock retired	—	—	(508)	1,576	(1,068)	—	—
Net treasury stock issued for share-based awards	0.2	—	(21)	10	(1)	—	(12)
Excess tax benefits from share-based awards	—	—	—	—	14	—	14
Reclassification of stranded tax effects	—	—	—	—	118	(118)	—
Other (a)	—	—	—	—	55	—	55
Balance at December 31, 2017	287.0	3	6,098	(769)	4,603	(1,147)	8,788
Net income (a)	—	—	—	—	2,122	—	2,122
Other comprehensive income	—	—	—	—	—	338	338
Stock-settled share-based compensation	—	—	60	—	—	—	60
Repurchases of common stock	(17.5)	—	—	(1,250)	—	—	(1,250)
Net treasury stock issued for share-based awards	0.4	—	(38)	26	(4)	—	(16)
Adoption of accounting standard related to equity investments	—	—	—	—	(6)	6	—
Balance at December 31, 2018	269.9	3	6,120	(1,993)	6,715	(803)	10,042
Net income	—	—	—	—	3,009	—	3,009
Other comprehensive income	—	—	—	—	—	85	85
Stock-settled share-based compensation	—	—	66	—	—	—	66
Repurchases of common stock	(19.2)	—	—	(1,641)	—	—	(1,641)
Net treasury stock issued for share-based awards	0.5	—	(57)	35	(8)	—	(30)
Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions)

	Year Ended December 31,
	2019	2018 (a)	2017 (a)
Operating revenue:
Passenger revenue	$39,625	$37,706	$34,460
Cargo	1,179	1,237	1,114
Other operating revenue	2,455	2,360	2,210
Total operating revenue	43,259	41,303	37,784
Operating expense:
Salaries and related costs	12,071	11,458	10,941
Aircraft fuel	8,953	9,307	6,913
Regional capacity purchase	2,849	2,649	2,268
Landing fees and other rent	2,543	2,449	2,310
Depreciation and amortization	2,288	2,165	2,096
Aircraft maintenance materials and outside repairs	1,794	1,767	1,856
Distribution expenses	1,651	1,558	1,435
Aircraft rent	288	433	621
Special charges	246	487	176
Other operating expenses	6,273	5,799	5,548
Total operating expense	38,956	38,072	34,164
Operating income	4,303	3,231	3,620

Nonoperating income (expense):
Interest expense	(731)	(670)	(626)
Interest capitalized	85	65	74
Interest income	133	101	57
Unrealized gains (losses) on investments, net	153	(5)	—
Miscellaneous, net	(27)	(72)	(100)
Total nonoperating expense, net	(387)	(581)	(595)
Income before income taxes	3,916	2,650	3,025
Income tax expense	905	527	864
Net income	$3,011	$2,123	$2,161

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2019	2018 (a)	2017 (a)

Net income	$3,011	$2,123	$2,161

Other comprehensive income (loss), net of tax:
Employee benefit plans	80	342	(195)
Investments and other	5	(4)	(5)
Total other comprehensive income (loss), net of tax	85	338	(200)
Total comprehensive income, net	$3,096	$2,461	$1,961

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2019	2018 (a)
Current assets:
Cash and cash equivalents	$2,756	$1,688
Short-term investments	2,182	2,256
Receivables, less allowance for doubtful accounts (2019—$9; 2018—$8)	1,364	1,426
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2019—$425; 2018—$412)	1,072	985
Prepaid expenses and other	814	733
Total current assets	8,188	7,088
Operating property and equipment:
Flight equipment	35,421	32,599
Other property and equipment	7,926	6,889
Purchase deposits for flight equipment	1,360	1,177
Total operating property and equipment	44,707	40,665
Less—Accumulated depreciation and amortization	(14,537)	(13,266)
Total operating property and equipment, net	30,170	27,399

Operating lease right-of-use assets	4,758	5,262

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2019—$1,440; 2018—$1,380)	3,009	3,159
Restricted cash	106	105
Notes receivable, net	671	516
Investments in affiliates and other, net	1,180	966
Total other assets	9,489	9,269
Total assets	$52,605	$49,018

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2019	2018 (a)
Current liabilities:
Advance ticket sales	$4,819	$4,381
Accounts payable	2,703	2,363
Frequent flyer deferred revenue	2,440	2,286
Accrued salaries and benefits	2,271	2,184
Current maturities of long-term debt	1,407	1,230
Current maturities of finance leases	46	123
Current maturities of operating leases	686	719
Other	571	558
Total current liabilities	14,943	13,844

Long-term debt	13,145	12,215
Long-term obligations under finance leases	220	224
Long-term obligations under operating leases	4,946	5,276

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,836	2,719
Postretirement benefit liability	789	1,295
Pension liability	1,446	1,576
Deferred income taxes	1,763	855
Other	1,025	1,010
Total other liabilities and deferred credits	7,859	7,455
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2019 and 2018	—	—
Additional capital invested	—	598
Retained earnings	12,353	10,319
Accumulated other comprehensive loss	(718)	(803)
Receivable from related parties	(143)	(110)
Total stockholder's equity	11,492	10,004
Total liabilities and stockholder's equity	$52,605	$49,018

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018 (a)	2017 (a)
Operating Activities:
Net income	$3,011	$2,123	$2,161
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	882	513	941
Depreciation and amortization	2,288	2,165	2,096
Special charges, non-cash portion	175	416	35
Unrealized (gains) losses on investments	(153)	5	—
Other operating activities	186	162	141
Changes in operating assets and liabilities -
(Increase) decrease in receivables	44	17	(73)
Increase in intercompany receivables	(33)	(20)	(15)
(Increase) decrease in other assets	(252)	265	(432)
Increase in advance ticket sales	438	441	145
Increase (decrease) in frequent flyer deferred revenue	271	222	(107)
Increase in accounts payable	324	130	66
Decrease in advanced purchase of miles	—	—	(942)
Decrease in other liabilities	(302)	(293)	(556)
Net cash provided by operating activities	6,879	6,146	3,460
Investing Activities:
Capital expenditures	(4,528)	(4,070)	(3,870)
Purchases of short-term and other investments	(2,897)	(2,552)	(3,241)
Proceeds from sale of short-term and other investments	2,996	2,616	3,177
Loans made to others	(174)	(466)	(30)
Investment in affiliates	(36)	(139)	(2)
Other, net	79	156	163
Net cash used in investing activities	(4,560)	(4,455)	(3,803)
Financing Activities:
Proceeds from issuance of long-term debt	1,847	1,594	2,537
Payments of long-term debt	(1,240)	(1,727)	(901)
Dividend to UAL	(1,645)	(1,235)	(1,844)
Principal payments under finance leases	(151)	(79)	(84)
Capitalized financing costs	(61)	(37)	(80)
Other, net	—	1	3
Net cash used in financing activities	(1,250)	(1,483)	(369)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,069	208	(712)
Cash, cash equivalents and restricted cash at beginning of year	1,793	1,585	2,297
Cash, cash equivalents and restricted cash at end of year	$2,862	$1,793	$1,585

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$493	$143	$897
Right-of-use assets acquired through operating leases	498	663	319
Property and equipment acquired through finance lease	22	17	16
Lease modifications and lease conversions	(2)	52	—
Debt associated with termination of a maintenance service agreement	—	163	—
Investment in Republic Airways Holdings Inc. received from bankruptcy claims	—	—	92

Cash Paid During the Period for:
Interest	$648	$651	$571
Income taxes	29	19	20

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total
Balance at December 31, 2016	$3,573	$5,851	$(829)	$(75)	$8,520
Net income (a)	—	2,161	—	—	2,161
Other comprehensive loss	—	—	(200)	—	(200)
Dividend to UAL	(1,844)	—	—	—	(1,844)
Stock-settled share-based compensation	56	—	—	—	56
UAL contribution related to stock plans	2	—	—	—	2
Excess tax benefits from share-based awards	—	14	—	—	14
Reclassification of stranded tax effects	—	118	(118)	—	—
Other (a)	—	57	—	(15)	42
Balance at December 31, 2017	1,787	8,201	(1,147)	(90)	8,751
Net income (a)	—	2,123	—	—	2,123
Other comprehensive loss	—	—	338	—	338
Dividend to UAL	(1,249)	—	—	—	(1,249)
Stock-settled share-based compensation	60	—	—	—	60
Other	—	(5)	6	(20)	(19)
Balance at December 31, 2018	598	10,319	(803)	(110)	10,004
Net income	—	3,011	—	—	3,011
Other comprehensive loss	—	—	85	—	85
Dividend to UAL	(664)	(977)	—	—	(1,641)
Stock-settled share-based compensation	66	—	—	—	66
Other	—	—	—	(33)	(33)
Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492

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

(b)
Revenue Recognition—The Company presents Passenger revenue, Cargo revenue and Other operating revenue on its income statement. Passenger revenue is recognized when transportation is provided and Cargo revenue is recognized when shipments arrive at their destination. Other operating revenue is recognized as the related performance obligations are satisfied.

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
Advance Ticket Sales. Advance ticket sales represent the Company's liability to provide air transportation in the future. In the years ended December 31, 2019 and 2018, the Company recognized approximately $3.4 billion and $3.1 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. All tickets sold at any given point of time have travel dates extending up to 12 months. As a result, the balance of the Company's Advance ticket sales liability represents activity that will be recognized in the next 12 months.

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
The Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

	2019	2018	2017
Domestic (U.S. and Canada)	$26,960	$25,552	$23,114
Atlantic	7,387	7,103	6,340
Pacific	5,132	5,188	4,914
Latin America	3,780	3,460	3,416
Total	$43,259	$41,303	$37,784
The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company's operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue-producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $2.4 billion, $2.2 billion, and $2.0 billion of ancillary fees within passenger revenue in the years ended December 31, 2019, 2018 and 2017, respectively.

(c)
Ticket Taxes—Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis and, as a result, are excluded from revenue.

(d)
Frequent Flyer Accounting—United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to nine years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.

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
Estimate of Miles Not Expected to be Redeemed. The Company's estimated selling price of miles is based on an equivalent ticket value less breakage, which incorporates the expected redemption of miles, as the best estimate of selling price for these miles. The equivalent ticket value is based on the prior 12 months' weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by breakage that considers a number of factors, including redemption patterns of various customer groups. The Company's breakage model is based on the assumption that the likelihood that an account will redeem its miles can be estimated based on a consideration of the account's historical behavior. The Company uses a logit regression model to estimate the probability that an account will redeem its current miles balance. The Company reviews its breakage estimates annually based upon the latest available information. The Company's estimate of the expected breakage of miles requires significant management judgment. Current and future changes to breakage assumptions, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program. For the portion of the outstanding miles that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining miles are redeemed.
Co-Brand Agreement. United has a significant contract (the "Co-Brand Agreement") to sell MileagePlus miles to its co-branded credit card partner JPMorgan Chase Bank, N.A. ("Chase"). Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:

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

•
Marketing – United has a performance obligation to provide Chase access to United's customer list and the use of United's brand. Marketing revenue is recorded to Other operating revenue as miles are delivered to Chase.

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

	Twelve Months Ended December 31,
	2019	2018
Total Frequent flyer deferred revenue - beginning balance	$5,005	$4,783
Total miles awarded	2,621	2,451
Travel miles redeemed (Passenger revenue)	(2,213)	(2,068)
Non-travel miles redeemed (Other operating revenue)	(137)	(161)
Total Frequent flyer deferred revenue - ending balance	$5,276	$5,005

In the years ended December 31, 2019, 2018 and 2017, the Company recognized, in Other operating revenue, $2.0 billion, $2.0 billion (including a one-time $50 million payment) and $1.8 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received is deferred and presented in the table above as an increase to the frequent flyer liability.

(e)	Cash and Cash Equivalents and Restricted Cash—Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows (in millions):

	UAL			United
	At December 31,			At December 31,
	2019	2018	2017	2019	2018	2017
Current assets:
Cash and cash equivalents	$2,762	$1,694	$1,482	$2,756	$1,688	$1,476
Restricted cash included in Prepaid expenses and other	—	—	18	—	—	18
Other assets:
Restricted cash	106	105	91	106	105	91
Total cash, cash equivalents and restricted cash shown in the statement of consolidated cash flows	$2,868	$1,799	$1,591	$2,862	$1,793	$1,585

(f)
Investments—Debt investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of these investments are reflected in Miscellaneous, net in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss). Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method, or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Changes in fair value are recorded in Unrealized gains (losses) on investments, net in the consolidated statements of operations.

(g)
Accounts Receivable—Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo transportation customers. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the year ended December 31, 2019 and 2018.

(h)
Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost.

(i)
Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under finance leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. It is the Company's policy to record contractual damages received related to delays in delivery of aircraft as a reduction of the cost of the related aircraft.

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably certain at key airports, or the estimated useful life of the related asset, whichever is less. Properties under finance leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated useful lives, whichever is shorter. Amortization of finance lease assets is included in depreciation and amortization expense. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft, spare engines and related rotable parts	25 to 30
Aircraft seats	10 to 15
Buildings	25 to 45
Other property and equipment	3 to 15
Computer software	5 to 15
Building improvements	1 to 40

As of December 31, 2019 and 2018, the Company had a carrying value of computer software of $422 million and $359 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company's depreciation expense related to computer software was $135 million, $122 million and $117 million, respectively. Aircraft and aircraft spare parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.

(j)
Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows. An impairment charge is recognized when the asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value. See Note 14 of this report for additional information related to impairments.

(k)
Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. See Note 14 of this report for additional information related to impairments.

The following table presents information about the Company's goodwill and other intangible assets at December 31 (in millions):

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$4,523		$4,523

Indefinite-lived intangible assets
Route authorities	$1,150		$1,240
Airport slots	546		546
Tradenames and logos	593		593
Alliances	404		404
Total	$2,693		$2,783

Finite-lived intangible assets
Frequent flyer database	$1,177	$931	$1,177	$884
Hubs	145	104	145	97
Contracts	120	111	120	106
Other	314	294	314	293
Total	$1,756	$1,440	$1,756	$1,380

Amortization expense in 2019, 2018 and 2017 was $60 million, $67 million and $79 million, respectively. Projected amortization expense in 2020, 2021, 2022, 2023 and 2024 is $55 million, $50 million, $40 million, $37 million and $32 million, respectively.

(l)
Labor Costs—The Company records expenses associated with new or amendable labor agreements when the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed.

(m)
Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units ("RSUs") are remeasured at fair value throughout the requisite service period at the close of the reporting period based upon UAL's stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. An adjustment is recorded each reporting period to adjust compensation expense based on the then current level of expected performance achievement for the performance-based awards. See Note 4 of this report for additional information on UAL's share-based compensation plans.

(n)
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

(o)
Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $212 million, $211 million and $217 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(p)
Third-Party Business—The Company has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-travel redemptions. Third-party business revenue is recorded in Other operating revenue. The Company also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-travel mileage redemptions. The third-party business expenses are recorded in Other operating expenses, except for non-travel mileage redemption. Non-travel mileage redemption expenses are recorded to Other operating revenue.

(q)
Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company's uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense in its consolidated statements of operations. See Note 6 of this report for additional information on UAL's uncertain tax positions.

(r)
Recently Issued Accounting Standards—The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 842, Leases (the "New Lease Standard"), effective January 1, 2019. The Company used the modified retrospective approach for all leases existing at or commencing after January 1, 2017 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of our contracts are or contain leases, (2) lease classification and (3) initial direct costs. The New Lease Standard prescribes that an entity should recognize a right-of-use asset and a lease liability for all leases at the commencement date of each lease and recognize expenses on their income statements similar to the prior FASB Accounting Standards Codification Topic 840, Leases ("Topic 840").

The adoption of the New Lease Standard had the same impact on the financial statements of United as it had on the financial statements of UAL. The table below presents the impact of the adoption of the New Lease Standard on select accounts and captions of UAL's statement of consolidated operations for the year ended December 31 (in millions, except per share amounts):

	As Reported		New Lease Standard Adjustments		As Adjusted
	2018	2017	2018	2017	2018	2017
Regional capacity purchase	$2,601	$2,232	$48	$36	$2,649	$2,268
Landing fees and other rent	2,359	2,240	90	70	2,449	2,310
Depreciation and amortization	2,240	2,149	(75)	(53)	2,165	2,096
Interest expense	(729)	(671)	59	45	(670)	(626)
Interest capitalized	70	84	(5)	(10)	65	74
Income tax expense	529	896	(3)	(16)	526	880
Net income	2,129	2,144	(7)	(1)	2,122	2,143
Earnings per share, basic	7.73	7.08	(0.03)	—	7.70	7.08
Earnings per share, diluted	7.70	7.06	(0.03)	—	7.67	7.06
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

The table below presents the impact of the adoption of the New Lease Standard on select line items of UAL's statement of consolidated cash flows for the year ended December 31 (in millions):

	As Reported		New Lease Standard Adjustments		As Adjusted
	2018	2017	2018	2017	2018	2017
Cash Flows from Operating Activities:
Net cash provided by operating activities	$6,181	$3,413	$(17)	$61	$6,164	$3,474

Cash Flows from Investing Activities:
Capital expenditures	(4,177)	(3,998)	107	128	(4,070)	(3,870)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,740	2,765	(146)	(228)	1,594	2,537
Principal payments under finance leases	(134)	(124)	55	40	(79)	(84)

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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses ("ASU 2016-13"). The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses. This update requires financial assets measured at amortized cost basis, such as trade receivables, loans and held-to-maturity debt securities, to be presented at the net amount expected to be collected, and requires entities to record expected losses for certain guarantees and off-balance sheet exposures. The update also eliminates the concept of other-than-temporary impairment for available-for-sale securities. Impairments on available-for-sale securities will be required to be recognized in earnings through an allowance when the fair value is less than amortized cost and a credit loss exists, or the securities are expected to be sold before recovery of amortized cost. The Company adopted ASU 2016-13 on January 1, 2020. The standard update is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 - COMMON STOCKHOLDERS' EQUITY AND PREFERRED SECURITIES
In 2019, UAL repurchased approximately 19.2 million shares of UAL common stock for $1.6 billion. In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock. In July 2019, UAL's Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL's common stock. As of December 31, 2019, the Company had approximately $3.1 billion remaining to purchase shares under its share repurchase programs. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL may repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this report for additional information.
At December 31, 2019, approximately 8 million shares of UAL's common stock were reserved for future issuance related to the issuance of equity-based awards under the Company's incentive compensation plans.
As of December 31, 2019, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL's amended and restated certificate of incorporation.
NOTE 3 - EARNINGS PER SHARE
The computations of UAL's basic and diluted earnings per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2019	2018 (a)	2017 (a)
Earnings available to common stockholders	$3,009	$2,122	$2,143

Basic weighted-average shares outstanding	258.8	275.5	302.7
Effect of employee stock awards	1.1	1.2	0.9
Diluted weighted-average shares outstanding	259.9	276.7	303.6

Earnings per share, basic	$11.63	$7.70	$7.08
Earnings per share, diluted	$11.58	$7.67	$7.06
(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 of this report for additional information on the adjustments.
The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.
NOTE 4 - SHARE-BASED COMPENSATION PLANS
UAL maintains share-based compensation plans for our management employees and our non-employee directors. These plans provide for grants of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986), stock appreciation rights, restricted shares, RSUs, performance compensation awards, performance units, cash incentive awards, other equity-based and equity-related awards, and dividends and dividend equivalents.
All awards are recorded as either equity or a liability in the Company's consolidated balance sheets. The share-based compensation expense is recorded in salaries and related costs.
During 2019, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards included approximately 1.2 million RSUs consisting of 0.9 million time-vested RSUs and 0.3 million performance-based RSUs and approximately 307,000 stock options. The time-vested RSUs vest pro-rata, a majority of which vest on February 28th of each year, over a three-year period from the date of grant. The amount of performance-based RSUs that vest will be based on the Company's relative improvement in pre-tax margin compared to a group of airline industry peers for the three years ending December 31, 2021. The RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The stock options have a ten-year term and vest annually over six years, at variable rates, beginning on the third anniversary of UAL's 2020 Annual Meeting of Stockholders.

The following table provides information related to UAL's share-based compensation plan cost for the years ended December 31 (in millions):

	2019	2018	2017
Compensation cost:
RSUs	$98	$98	$63
Restricted stock	1	2	8
Stock options	1	1	2
Total	$100	$101	$73

The table below summarizes UAL's unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2019 (in millions, except as noted):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$66	2.0
Stock options	11	5.3
Total	$77

RSUs and Restricted Stock. As of December 31, 2019, UAL had recorded a liability of $44 million related to its cash-settled RSUs. UAL paid $41 million, $28 million and $50 million related to its cash-settled RSUs during 2019, 2018 and 2017, respectively.
The table below summarizes UAL's RSUs and restricted stock activity for the years ended December 31 (shares in millions):

	Liability Awards	Equity Awards
	RSUs	RSUs	Weighted- Average Grant Price	Restricted Stock	Weighted- Average Grant Price
Outstanding at December 31, 2016	2.1	0.8	$51.67	0.5	$52.00
Granted	0.6	1.0	71.68	—	—
Vested	(0.7)	(0.3)	51.81	(0.2)	51.60
Forfeited	(0.2)	(0.1)	57.49	—	—
Outstanding at December 31, 2017	1.8	1.4	63.99	0.3	52.30
Granted	0.7	1.1	67.74	—	—
Vested	(0.5)	(0.5)	63.02	(0.2)	53.24
Forfeited	(0.1)	(0.2)	67.34	—	—
Outstanding at December 31, 2018	1.9	1.8	66.29	0.1	51.17
Granted	0.1	1.1	86.72	—	—
Vested	(0.5)	(0.8)	64.85	(0.1)	51.17
Forfeited	(0.9)	(0.1)	76.48	—	—
Outstanding at December 31, 2019	0.6	2.0	78.03	—	—

The fair value of RSUs and restricted stock that vested in 2019, 2018 and 2017 was $99 million, $70 million and $76 million, respectively. The fair value of the restricted stock and the stock-settled RSUs was based upon the UAL common stock price on the date of grant. The fair value of the cash-settled RSUs was based on the UAL common stock price as of the last day preceding the settlement date.
Stock Options. In 2019, UAL granted an award of approximately 307,000 premium-priced stock options with an exercise price that was 25% higher than the closing price of UAL's common stock on the date of grant, representing an exercise price of $110.21. UAL did not grant any stock option awards during 2018. In 2017, UAL granted approximately 36,000 stock options with an exercise price equal to the fair market value of UAL's common stock on the date of grant, representing an exercise price of $77.56 and a weighted-average grant date fair value of approximately $0.7 million. Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.

The Company determined the grant date fair value of stock options using a Black-Scholes option pricing model, which requires the use of several assumptions. The risk-free interest rate is based on the U.S. treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL's common stock was assumed to be zero since UAL did not pay dividends at the time of the option grants. The volatility assumptions were based upon historical volatilities of UAL using daily stock price returns equivalent to the expected term of the option. The expected term of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration due to the Company's lack of relevant historical data related to stock options.
As of December 31, 2019, there were approximately 0.7 million outstanding stock option awards, 0.2 million of which were exercisable, with weighted-average exercise prices of $82.12 and $56.89, respectively, intrinsic values of $11 million and $6 million, respectively, and weighted-average remaining contractual lives (in years) of 7.3 and 3.7, respectively.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The tables below present the components of the Company's AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other		Deferred Taxes		Total
Balance at December 31, 2016	$(854)		$(1)		$26		$(829)
Change in value	(306)	(a)	(7)		74		(239)
Amounts reclassified to earnings	58		2		(21)		39
Reclassification of stranded tax effects	—		—		(118)	(b)	(118)
Balance at December 31, 2017	(1,102)		(6)		(39)		(1,147)
Change in value	377	(a)	(5)		(83)		289
Amounts reclassified to earnings	62		—		(13)		49
Amounts reclassified to retained earnings ("RE")	—		7	(c)	(1)	(c)	6
Balance at December 31, 2018	(663)		(4)		(136)		(803)
Change in value	105	(a)	7		(24)		88
Amounts reclassified to earnings	(2)		(1)		—		(3)
Balance at December 31, 2019	$(560)		$2		$(160)		$(718)
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs. See Note 7 of this report for additional information on pensions and other postretirement liabilities.
(b) This amount represents the reclassification from AOCI to RE of the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act").
(c) These amounts represent the reclassification from AOCI to RE of the unrealized loss, and related tax, on the Company's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul") which was classified as an available-for-sale security prior to the Company adopting Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) effective January 1, 2018.

NOTE 6 - INCOME TAXES

The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components (in millions):

UAL	2019	2018 (a)	2017 (a)
Income tax provision at statutory rate	$822	$556	$1,058
State income taxes, net of federal income tax benefit	50	29	30
Foreign tax rate differential	(90)	(84)	(43)
Global intangible low-taxed income	90	4	—
Foreign income taxes	1	2	3
Nondeductible employee meals	12	12	17
Impact of Tax Act	—	(5)	(189)
State rate change	—	3	12
Valuation allowance	(4)	(3)	(16)
Other, net	24	12	8
	$905	$526	$880

Current	$23	$14	$(77)
Deferred	882	512	957
	$905	$526	$880

United	2019	2018 (a)	2017 (a)
Income tax provision at statutory rate	$822	$557	$1,059
State income taxes, net of federal income tax	50	29	30
Foreign tax rate differential	(90)	(84)	(43)
Global intangible low-taxed income	90	4	—
Foreign income taxes	1	2	3
Nondeductible employee meals	12	12	17
Impact of Tax Act	—	(5)	(206)
State rate change	—	3	12
Valuation allowance	(4)	(3)	(16)
Other, net	24	12	8
	$905	$527	$864

Current	$23	$14	$(77)
Deferred	882	513	941
	$905	$527	$864
(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 of this report for additional information on the adjustments.
The Company's effective tax rate for the year ended December 31, 2019 differed from the federal statutory rate of 21% due to a blend of federal, state and foreign taxes as well as the impact of certain nondeductible items.
On December 22, 2017, Congress enacted the Tax Act, which made significant changes to U.S. federal income tax laws, including reducing the corporate rate from 35% to 21% effective January 1, 2018. The Tax Act included a Global Intangible Low-Taxed Income ("GILTI") provision which introduced a new tax on foreign income in excess of a deemed return on tangible business property of foreign subsidiaries. The GILTI provisions of the Tax Act became effective for the Company during 2018 and we elected to account for it in the period incurred (the "period cost method"). The increase in the GILTI for the year ended December 31, 2019 is due to a full-year inclusion in 2019 as compared to a partial-year inclusion in 2018.

Additionally, the Company did not satisfy the minimum taxable income requirement to benefit from the 50% GILTI deduction provided by the Tax Act.
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows (in millions):

	UAL		United
	2019	2018	2019	2018
Deferred income tax asset (liability):
Federal and state net operating loss ("NOL") carryforwards	$695	$398	$668	$371
Deferred revenue	1,287	1,232	1,287	1,232
Employee benefits, including pension, postretirement and medical	715	885	715	885
Operating lease liabilities	1,256	1,338	1,256	1,338
Other	165	229	165	229
Less: Valuation allowance	(58)	(59)	(58)	(59)
Total deferred tax assets	$4,060	$4,023	$4,033	$3,996

Depreciation	$(4,011)	$(2,929)	$(4,011)	$(2,929)
Operating lease right-of-use asset	(1,061)	(1,173)	(1,061)	(1,173)
Intangibles	(724)	(749)	(724)	(749)
Total deferred tax liabilities	$(5,796)	$(4,851)	$(5,796)	$(4,851)
Net deferred tax liability	$(1,736)	$(828)	$(1,763)	$(855)

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
The Company's federal and state NOL carryforwards relate to prior years' NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $3.0 billion for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $0.7 billion in 2030, $0.5 billion in 2033, and $0.5 billion in 2034. The remaining $1.3 billion of NOLs has no expiration date. In addition, for UAL the majority of tax benefits of the state NOLs of $100 million expire over a five to twenty year period. We have recorded a $45 million valuation allowance against these state NOLs.
The Company's unrecognized tax benefits related to uncertain tax positions were $53 million, $39 million and $21 million at December 31, 2019, 2018 and 2017, respectively. Included in the ending balance at December 31, 2019 is $53 million that would affect the Company's effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2019, 2018 and 2017. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months. There are no material amounts included in the balance at December 31, 2019 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The Company's federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (the "IRS") and state taxing jurisdictions. We are currently under audit by the IRS for the 2016 and 2017 tax years.

NOTE 7 - PENSION AND OTHER POSTRETIREMENT PLANS
The following summarizes the significant pension and other postretirement plans of United:
Pension Plans. United maintains two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. Each of these plans provide benefits based on a combination of years of benefit accruals service and an employee's final average compensation. Additional benefit accruals are frozen under the plan covering certain pilot employees and for management and administrative employees covered under the non-pilot plan. Benefit accruals for certain non-pilot employees continue. United maintains additional defined benefit pension plans, which cover certain international employees.
Other Postretirement Plans. United maintains postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in the plan. Benefits provided are subject to applicable contributions, co-payments, deductibles and other limits as described in the specific plan documentation. During 2019, United notified participants of a refresh to the plan options offered under its retiree medical benefit program. Non-HMO (health maintenance organization) medical plan options for post-Medicare retirees were converted to fully-insured Medicare Advantage plans. The plan design changes impacted all current and future eligible post-Medicare retirees, through updates in plan design and/or premium rate/contribution setting refinements. Benefit levels were not reduced as a result of this change, and in many cases the refresh resulted in reduced retiree contributions. As a result of this modification to its retiree medical plan options, the Company remeasured retiree medical benefit program liabilities using a discount rate of 3.39%. The projected benefit obligation of the retiree medical benefit program decreased by $421 million with an offset to Accumulated other comprehensive loss ($597 million in prior service credits related to the plan changes, partially offset by $176 million in actuarial losses related to the remeasurement), which will be amortized over the average years of future service to full eligibility for the participants in the retiree medical benefit program (approximately seven years).
Actuarial assumption changes are reflected as a component of the net actuarial (gain)/loss during 2019 and 2018. The 2019 actuarial losses were mainly related to a decrease in the discount rate applied at December 31, 2019 compared to December 31, 2018. Actuarial gains/losses will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants.
The following tables set forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2019	Year Ended December 31, 2018
Accumulated benefit obligation:	$5,333	$4,448

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,396	$5,852
Service cost	184	228
Interest cost	226	217
Actuarial (gain) loss	784	(601)
Gross benefits paid and settlements	(200)	(292)
Other	8	(8)
Projected benefit obligation at end of year	$6,398	$5,396

Change in plan assets:
Fair value of plan assets at beginning of year	$3,827	$3,932
Actual (loss) return on plan assets	684	(215)
Employer contributions	649	413
Gross benefits paid and settlements	(200)	(292)
Other	4	(11)
Fair value of plan assets at end of year	$4,964	$3,827
Funded status—Net amount recognized	$(1,434)	$(1,569)

	Pension Benefits
	December 31, 2019	December 31, 2018
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$14	$13
Current liability	(2)	(6)
Noncurrent liability	(1,446)	(1,576)
Total liability	$(1,434)	$(1,569)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(1,652)	$(1,382)
Prior service cost	(4)	(5)
Total accumulated other comprehensive loss	$(1,656)	$(1,387)

	Other Postretirement Benefits
	Year Ended December 31, 2019	Year Ended December 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$1,391	$1,710
Service cost	10	12
Interest cost	47	61
Plan participants' contributions	67	68
Benefits paid	(180)	(181)
Actuarial loss (gain)	99	(285)
Plan amendments	(597)	—
Other	5	6
Benefit obligation at end of year	$842	$1,391

Change in plan assets:
Fair value of plan assets at beginning of year	$53	$54
Actual return on plan assets	1	1
Employer contributions	111	111
Plan participants' contributions	67	68
Benefits paid	(180)	(181)
Fair value of plan assets at end of year	52	53
Funded status—Net amount recognized	$(790)	$(1,338)

	Other Postretirement Benefits
	December 31, 2019	December 31, 2018
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(1)	$(43)
Noncurrent liability	(789)	(1,295)
Total liability	$(790)	$(1,338)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$403	$554
Prior service credit	693	170
Total accumulated other comprehensive income	$1,096	$724

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2019	2018
Projected benefit obligation	$6,161	$5,196
Accumulated benefit obligation	5,137	4,286
Fair value of plan assets	4,714	3,614

Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2019		2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$184	$10	$228	$12	$195	$13
Interest cost	226	47	217	61	220	66
Expected return on plan assets	(291)	(1)	(292)	(2)	(243)	(2)
Amortization of unrecognized actuarial (gain) loss	118	(52)	130	(32)	128	(33)
Amortization of prior service credits	—	(73)	—	(37)	—	(37)
Other	5	—	1	—	5	—
Net periodic benefit cost (credit)	$242	$(69)	$284	$2	$305	$7

Service cost is recorded in Salaries and related costs on the statement of consolidated operations. All other components of net periodic benefit costs are recorded in Miscellaneous, net on the statement of consolidated operations.
The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2019	2018
Discount rate	3.52%	4.20%
Rate of compensation increase	3.89%	3.89%

Assumptions used to determine net expense
Discount rate	4.21%	3.65%
Expected return on plan assets	7.40%	7.31%
Rate of compensation increase	3.89%	3.89%

A 50 basis points decrease in the weighted average discount rate would have increased the Company's December 31, 2019 pension benefit liability by approximately $0.7 billion and increased the estimated 2019 pension benefit expense by approximately $69 million.

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2019	2018
Discount rate	3.35%	4.30%

Assumptions used to determine net expense
Discount rate	4.30%	3.63%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	6.00%	6.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2033)	5.00%	5.00%

A 50 basis points decrease in the weighted average discount rate would have increased the Company's December 31, 2019 postretirement benefit liability by approximately $42 million and increased the estimated 2019 benefits expense by approximately $4 million.

The Company used the Society of Actuaries' PRI-2012 Private Retirement Plans Mortality Tables projected generationally using the Society of Actuaries' MP-2019 projection scale, modified to reflect the Social Security Administration Trustee's Report on current projections regarding expected longevity improvements.
The Company selected the 2019 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds at December 31, 2019, that would provide the necessary cash flows to match projected benefit payments.
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

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	30-45%	10%
Fixed-income securities	35-50	5
Alternatives	15-25	7

A 50 basis points decrease in the expected long-term rate of return on plan assets would have increased estimated 2019 pension expense by approximately $20 million.
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

The following tables present information about United's pension and other postretirement plan assets at December 31, (in millions):

	2019					2018
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,957	$47	$117	$71	$1,722	$1,457	$254	$106	$63	$1,034
Fixed-income securities	1,732	—	687	69	976	1,520	—	628	87	805
Alternatives	776	—	—	205	571	596	—	—	134	462
Other investments	499	466	21	12	—	254	224	17	13	—
Total	$4,964	$513	$825	$357	$3,269	$3,827	$478	$751	$297	$2,301
Other Postretirement Benefit Plan Assets:
Deposit administration fund	$52	$—	$—	$52	$—	$53	$—	$—	$53	$—
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
Other investments. Other investments consist of primarily cash, as well as insurance contracts.
The reconciliation of United's benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018 is as follows (in millions):

	2019	2018
Balance at beginning of year	$350	$383
Actual return (loss) on plan assets:
Sold during the year	12	10
Held at year end	(1)	(21)
Purchases, sales, issuances and settlements (net)	48	(22)
Balance at end of year	$409	$350

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. United's contributions reflected above have satisfied its required contributions through the 2019 calendar year. In 2020, employer anticipated contributions to all of United's pension and postretirement plans are at least $314 million and approximately $47 million, respectively.
The estimated future benefit payments, net of expected participant contributions, in United's pension plans and other postretirement benefit plans as of December 31, 2019 are as follows (in millions):

	Pension	Other Postretirement
2020	$361	$53
2021	386	56
2022	399	59
2023	410	62
2024	399	64
Years 2025 – 2029	2,219	328

Defined Contribution Plans. Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United's employer contribution percentages vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded expenses for its defined contribution plans of $735 million, $693 million and $656 million in the years ended December 31, 2019, 2018 and 2017, respectively.
Multi-Employer Plans. United's participation in the IAM National Pension Plan ("IAM Plan") for the annual period ended December 31, 2019 is outlined in the table below. Except as described in table below, there have been no other changes that affect the comparability of 2019 and 2018 contributions. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $467 million in employers' contributions for the year ended December 31, 2018. For 2018, the Company's contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan. The 2019 information is not available as Form 5500 is not final for the plan year.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2019 and 2018)
Red Zone (2019) and Green Zone (2018). Plans in the Green Zone are at least 80 percent funded. Plans in the Red Zone are less than 65% funded. The IAM National Pension Fund Board of Trustees voluntarily elected to place the fund in the Red Zone for 2019, although the fund was over 80% funded at the time, to protect the fund's participants' core retirement benefits and strengthen the fund's financial health over the long term.

FIP/RP Status Pending/Implemented
A 10-year Rehabilitation Plan effective, January 1, 2022, was adopted on April 17, 2019 that requires the Company to make an additional contribution of 2.5% of the hourly contribution rate, compounded annually for the length of the Rehabilitation Plan, effective June 1, 2019.

United's Contributions	$59 million, $52 million and $50 million in the years ended December 31, 2019, 2018 and 2017, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A

Profit Sharing. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker's annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $491 million, $334 million and $349 million in 2019, 2018 and 2017, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.

NOTE 8 - NOTES RECEIVABLE
BRW Term Loan. In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively, BRW Aviation Holding LLC and BRW are affiliates of Synergy Aerospace Corporation ("Synergy"), and BRW is the majority shareholder of Avianca Holdings S.A. ("AVH"). Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE"), in exchange for 64.5 million ADRs) (such equity and shares, collectively, the "BRW Loan Collateral"). BRW is currently in default under the BRW Term Loan Agreement.
In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW, which remains the majority shareholder of AVH. In addition, Kingsland is pursuing a foreclosure process which is expected to result in a judicially supervised sale of the BRW Loan Collateral.
United evaluated the $499 million carrying value of the BRW Term Loan as of December 31, 2019 using the fair value of the BRW Loan Collateral and determined that the value of the BRW Loan Collateral is sufficient to recover the carrying value of the BRW Term Loan. As a result, the Company concluded that the BRW Term Loan is not impaired. The carrying value of the BRW Term Loan represents the original loan amount plus accrued and unpaid interest and certain expenses associated with the loan origination.
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

Avianca Loan. In November 2019, United entered into a senior secured convertible term loan agreement (the "AVH Convertible Loan Agreement") with, among others, AVH, as borrower, for the provision by the lenders thereunder (including United) to AVH of convertible term loans for general corporate purposes. In December 2019, United provided such a convertible term loan to AVH under the AVH Convertible Loan Agreement in the aggregate amount of $150 million (the "AVH Convertible Loan"). The AVH Convertible Loan (1) is payable in a single installment in December 2023, (2) bears paid-in-kind interest at a rate of 3 percent per annum ("PIK Interest") and (3) is secured by a pledge of capital stock in AVH's major subsidiaries and, until released, certain Colombian Peso-denominated credit card receivables owing to Aerovias del Continente Americano S.A. ("Avianca"), a subsidiary of AVH and guarantor under the AVH Convertible Loan Agreement. United has the option to convert the AVH Convertible Loan, in minimum $5 million principal increments, into equity of AVH at a conversion price of $4.6217 per one American Depositary Share (as evidenced by an ADR) or eight AVH shares. Following the occurrence of a change of control of AVH, the conversion price will be reduced to $4.1595 per ADR. Additionally, AVH may, on or after the day occurring 360 days after the funding date of the AVH Convertible Loan, require that United convert 100% of the outstanding principal amount (including capitalized PIK Interest) of the AVH Convertible Loan, together with accrued cash interest thereon, into AVH shares, if certain conditions are satisfied, including conditions corresponding to a minimum volume-weighted average market price of AVH ADRs and a minimum AVH average cash balance. As of December 31, 2019, the fair value of the AVH Convertible Loan approximated its carrying value.

NOTE 9 - INVESTMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are described in Note 7 of this report. The table below presents disclosures about the fair value of financial assets and liabilities measured at fair value on a recurring basis in the Company's financial statements as of December 31 (in millions):

	2019				2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,762	$2,762	$—	$—	$1,694	$1,694	$—	$—
Short-term investments:
Corporate debt	1,045	—	1,045	—	1,023	—	1,023	—
Asset-backed securities	690	—	690	—	746	—	746	—
U.S. government and agency notes	124	—	124	—	108	—	108	—
Certificates of deposit placed through an account registry service ("CDARS")	35	—	35	—	75	—	75	—
Other fixed-income securities	95	—	95	—	116	—	116	—
Other investments measured at NAV	193	—	—	—	188	—	—	—
Restricted cash	106	106	—	—	105	105	—	—
Long-term investments:
Equity securities	385	385	—	—	249	249	—	—
AVH Derivative Assets	24	—	—	24	11	—	—	11

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of December 31, 2019, asset-backed securities have remaining maturities of less than one year to approximately 15 years, corporate debt securities have remaining maturities of three years or less and CDARS have maturities of less than one year. U.S. government and agency notes have maturities of approximately three years or less and other fixed-income securities have maturities of two years or less.
Restricted cash - Restricted cash primarily includes cash collateral for letters of credit and collateral associated with obligations for facility leases and other insurance-related obligations.
Equity securities - Equity securities represent United's investment in Azul, consisting of approximately 8% of Azul's outstanding preferred shares (representing approximately 2% of the total capital stock of Azul). The Company recognizes changes to the fair value of its equity investment in Azul in Unrealized gains (losses) on investments, net in its statements of consolidated operations. The carrying value of our investment in Azul was $385 million at December 31, 2019.
AVH Derivative Assets - As part of the BRW Term Loan Agreement and related agreements with Kingsland, United obtained call options on AVH shares, AVH share appreciation rights and an AVH share-based upside sharing agreement (collectively, the "AVH Derivative Assets"). The AVH Derivative Assets are recorded at fair value as Other assets on the Company's balance sheet and are included in the table above. Changes in the fair value of the AVH Derivative Assets are recorded as part of Unrealized gains (losses) on investments, net in its statements of consolidated operations.
Investments presented in the table above have the same fair value as their carrying value.
Other fair value information - The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	2019					2018
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$14,552	$15,203	$—	$11,398	$3,805	$13,445	$13,450	$—	$9,525	$3,925

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
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
Investments in Regional Carriers. United holds investments in several regional carriers that fly for the Company as United Express under its capacity purchase agreements ("CPAs"). The combined carrying value of the investments was approximately $126 million as of December 31, 2019. United accounts for each investment using the equity method. Each investment and United's ownership stake are listed below.

•
Republic Airways Holdings Inc. ("Republic"). United holds a 19% minority interest in Republic which the Company received in 2017 in consideration for its unsecured claim in Republic's bankruptcy case. Republic is the parent company of Republic Airline Inc.

•	ManaAir, LLC ("ManaAir"). United holds a 49.9% minority ownership stake in ManaAir. ManaAir is the parent company of ExpressJet Airlines LLC.

•	Champlain Enterprises, LLC ("Champlain"). United owns a 40% minority ownership stake in Champlain. Champlain does business as CommutAir.
Other Investments. United owns approximately 8% of the preferred shares (representing approximately 7% of the total capital stock) of Fulcrum BioEnergy, Inc. ("Fulcrum"), a company that is developing a process for transforming municipal solid waste into transportation fuels, including jet fuel and diesel. United records its investment in Fulcrum at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2019, the carrying value of United's investment was $51 million.

NOTE 10 - DEBT

(In millions)	At December 31,
	2019	2018
Secured
Notes payable, fixed interest rates of 2.7% to 9.8% (weighted average rate of 3.95% as of December 31, 2019), payable through 2032	$9,615	$8,811
Notes payable, floating interest rates of the London interbank offered rate ("LIBOR") plus 1.05% to 2.25%, payable through 2030	1,970	2,051
Term loan, LIBOR plus 1.75%, or alternative rate based on certain market rates plus 0.75%, due 2024	1,459	1,474
Unsecured
6% Senior Notes due 2020 (a)	300	300
4.25% Senior Notes due 2022 (a)	400	400
5% Senior Notes due 2024 (a)	300	300
4.875% Senior Notes due 2025 (a)	350	—
Other	339	300
	14,733	13,636
Less: unamortized debt discount, premiums and debt issuance costs	(181)	(191)
Less: current portion of long-term debt	(1,407)	(1,230)
Long-term debt, net	$13,145	$12,215
(a) UAL is the issuer of this debt. United is a guarantor.
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at December 31, 2019 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2020	$1,407
2021	1,415
2022	1,765
2023	815
2024	3,122
After 2024	6,209
$14,733

Secured debt
Credit and Guaranty Agreement. United and UAL, as borrower and guarantor, respectively, are parties to the Amended and Restated Credit and Guaranty Agreement (as amended, the "Credit Agreement"). The Credit Agreement consists of a $1.5 billion term loan due April 1, 2024 and a $2.0 billion revolving credit facility available for drawing until its maturity date on April 1, 2022. The obligations of United under the amended Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United.
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
As of December 31, 2019, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Company's Credit Agreement. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility. If drawn, revolving loans under the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% per annum, or another rate based on certain market interest rates, plus a margin of 1.25% per annum.

EETCs. As of December 31, 2019, United had $9.6 billion principal amount of equipment notes outstanding issued under enhanced equipment trust certificates ("EETC") financings included in notes payable in the table of outstanding debt above. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United's consolidated balance sheet because the proceeds held by the depositary are not United's assets.
In February and September 2019, United created new EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2019 are as follows (in millions, except stated interest rate):

EETC Issuance Date	Class	Principal	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt during 2019 and recorded as debt as of December 31, 2019	Amounts returned to the holders of the Pass-Through Certificates (a)	Remaining proceeds from issuance of debt to be received in future periods
September 2019	AA	$702	May 2032	2.70%	$513	$—	$189
September 2019	A	287	May 2028	2.90%	210	—	77
September 2019	B	232	May 2028	3.50%	170	—	62
February 2019	AA	717	August 2031	4.15%	651	66	—
February 2019	A	296	August 2031	4.55%	269	27	—
		$2,234			$1,813	$93	$328

(a) These proceeds were expected to be used to purchase equipment notes issued by United and secured by three Boeing 737 MAX aircraft, which aircraft were scheduled for delivery by Boeing in 2019. However, as a result of the Federal Aviation Administration Order prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators (the "FAA Order"), United did not take delivery of these aircraft. These amounts were distributed to the holders of February 2019 Pass Through Certificates together with accrued and unpaid interest thereon but without premium. As a result of the FAA Order, the Company did not contemplate using any proceeds from the September 2019 issuance of the EETC pass-through trusts to fund any Boeing 737 MAX deliveries.
In 2019, United borrowed approximately $105 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2019. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2029 and have interest rates comprised of LIBOR plus a specified margin.
In November 2019, at the request of United, the California Municipal Finance Authority issued its approximately $295 million special facility revenue bonds and loaned the proceeds of such bonds to United pursuant to a loan agreement to finance the costs of construction of an aircraft maintenance and ground service equipment complex at Los Angeles International Airport. The bonds bear interest at 4% per annum, payable semiannually, commencing July 15, 2020 through the July 15, 2029 maturity date. As security for United's obligations under the loan agreement, United also entered into a leasehold mortgage which grants to the trustee of the bonds (acting on behalf of the bondholders) a lien on United's interest in the leased premises and any improvements thereon owned by or leased to United. As of December 31, 2019, United had recorded approximately $39 million related to this debt.
Unsecured debt
4.875% Senior Notes due 2025. In May 2019, UAL issued $350 million aggregate principal amount of 4.875% Senior Notes due January 15, 2025 (the "4.875% Senior Notes due 2025"), which are fully and unconditionally guaranteed and recorded by United on its balance sheet.

As of December 31, 2019, UAL and United were in compliance with their respective debt covenants. The collateral, covenants and cross default provisions of the Company's principal debt instruments that contain such provisions are summarized in the table below:

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

The Credit Agreement requires the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.6 to 1.0 at all times. The Credit Agreement contains covenants that, among other things, restrict the ability of UAL and its restricted subsidiaries (as defined in the Credit Agreement) to incur additional indebtedness and to pay dividends on or repurchase stock, although, as of December 31, 2019, the Company had ample ability under these restrictions to repurchase stock under the Company's share repurchase programs.

The Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company.

6% Senior Notes due 2020 4.25% Senior Notes due 2022 5% Senior Notes due 2024 4.875% Senior Notes due 2025
The indentures for these notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indentures) to incur additional indebtedness and pay dividends on or repurchase stock, although the Company currently has ample ability under these restrictions to repurchase stock under the Company's share repurchase programs.

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
For leases with terms greater than 12 months, we record the related right-of-use asset and lease liability at the present value of fixed lease payments over the lease term. To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, we have recognized those amounts as part of our right-of-use assets and lease liabilities. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the term of the lease. We combine lease and non-lease components, such as common area maintenance costs, in calculating the right-of-use assets and lease liabilities for all asset groups except for our CPAs, which contain embedded leases for regional aircraft. In addition to the lease component cost for regional aircraft, our CPAs also include non-lease components primarily related to the regional carriers' operating costs incurred in providing regional aircraft services. We allocate consideration for the lease components and non-lease components of each CPA based on their relative standalone values.

Lease Cost. The Company's lease cost for the years ended December 31 included the following components (in millions):

	2019	2018	2017
Operating lease cost	$1,038	$1,213	$1,433
Variable and short-term lease cost	2,548	2,569	2,209
Amortization of finance lease assets	68	75	77
Interest on finance lease liabilities	85	44	24
Sublease income	(32)	(38)	(36)
Total lease cost	$3,707	$3,863	$3,707

Lease terms and commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 114 mainline and 325 regional aircraft while finance leases relate to leases of 28 mainline and 17 regional aircraft. United's aircraft leases have remaining lease terms of one month to 10 years with expiration dates ranging from 2020 through 2029. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
Non-aircraft leases have remaining lease terms of one month to 34 years, with expiration dates ranging from 2020 through 2053.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases
2020	$920	$62
2021	754	75
2022	591	49
2023	633	38
2024	626	35
After 2024	4,214	57
Minimum lease payments	7,738	316
Imputed interest	(2,106)	(50)
Present value of minimum lease payments	5,632	266
Less: current maturities of lease obligations	(686)	(46)
Long-term lease obligations	$4,946	$220

As of December 31, 2019, we have additional leases of approximately $500 million for several mainline aircraft, regional jets under a CPA and airport facilities and office space leases that have not yet commenced. These leases will commence in 2020 and 2021 with lease terms of up to 13 years.
Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31:

	2019	2018
Weighted-average remaining lease term - operating leases	11 years	10 years
Weighted-average remaining lease term - finance leases	6 years	5 years
Weighted-average discount rate - operating leases	5.2%	5.2%
Weighted-average discount rate - finance leases	5.7%	45.8%

The table below presents supplemental cash flow information related to leases during the year ended December 31 (in millions):

	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$902	$1,078	$1,451
Operating cash flows for finance leases	70	53	24
Financing cash flows for finance leases	151	79	84

Regional CPAs. United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. United's CPAs are for 581 regional aircraft as of December 31, 2019, and the CPAs have terms expiring through 2029. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United and operated by the regional carriers. See Part I, Item 2. Properties, of this report for additional information.
In 2019, United amended an agreement with GoJet Airlines to operate up to 54 Bombardier CRJ-550s under a 10-year CPA arrangement. United also amended an agreement with Mesa Airlines, which added 20 new Embraer E175 LL aircraft under a 12-year CPA and also extended 42 United-owned Embraer E175 aircraft for an additional 5 years.
United recorded approximately $1 billion, $979 million and $907 million in expenses related to its CPAs with its regional carriers in which United is a minority shareholder, for the years ended December 31, 2019, 2018 and 2017, respectively. There were approximately $69 million and $53 million in accounts payable due to these companies as of December 31, 2019 and December 31, 2018, respectively. There were no material accounts receivables due from these companies as of December 31, 2019 and December 31, 2018. The CPAs with these related parties were executed in the ordinary course of business.
Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases above. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2019, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

2020	$2.9
2021	2.9
2022	2.4
2023	1.5
2024	1.3
After 2024	4.7
$15.7

The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United's regional operators (whether as a result of changes in average daily utilization or otherwise) in 2020 would result in a corresponding change in annual cash obligations under the CPAs of approximately $202 million.

NOTE 12 - VARIABLE INTEREST ENTITIES ("VIE")
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
Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of six mainline jet aircraft contain a fixed-price purchase option that allow United to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering 60 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. United has not consolidated the related trusts because, even taking into consideration these purchase options, United is still not the primary beneficiary. United's maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 11 of this report.
Airport Leases. United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.9 billion of tax-exempt special facilities revenue bonds and interest thereon as of December 31, 2019. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a VIE. To the extent United's leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature. See Note 13 of this report for more information regarding United's guarantee of the tax-exempt special facilities revenue bonds.
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
United does not invest in or obtain a financial interest in the pass-through trusts. Rather, United has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts. United does not intend to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.
BRW. Synergy's wholly-owned affiliate, BRW, is a special purpose entity created to be the borrower of the BRW Term Loan. BRW is also the owner of the collateral that secures the BRW Term Loan. BRW is a VIE and United holds variable interests in BRW including the BRW Term Loan. However, United is not the primary beneficiary of BRW because it does not hold BRW equity and does not have management rights at BRW and therefore does not have the power to direct the activities that most significantly impact BRW's economic performance. In connection with the delivery by United of a notice of default to BRW, Kingsland was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW.

AVH. United concluded that AVH is a VIE and that United holds a variable interest through the AVH Convertible Loan and a call option on BRW's AVH shares. However, United is not the primary beneficiary because it does not hold a material number of shares of AVH and does not have the power through the AVH Convertible Loan Agreement or any other agreement to direct the activities that most significantly impact AVH's economic performance. See Note 8 of this report for more information regarding the AVH Convertible Loan and Note 9 of this report for more information about the AVH call options.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
Commitments. As of December 31, 2019, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2020	After 2020
Airbus A321XLR	50	—	50
Airbus A350	45	—	45
Boeing 737 MAX	171	44	127
Boeing 777-300ER	2	2	—
Boeing 787	16	15	1
Embraer E175	20	20	—

(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The Company expects to assign the purchase obligation for each of the 20 Embraer E175 aircraft to one of its regional partners at the time of such aircraft's delivery, subject to certain conditions. To the extent the Company and the aircraft manufacturers with which the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 19 used Boeing 737-700 aircraft with expected delivery dates through 2021.
The 44 Boeing 737 MAX aircraft in the table above include 16 Boeing B737 MAX aircraft of which the Company planned to take delivery in 2019, and 28 aircraft of which the Company planned to take delivery in 2020; however, following the FAA Order, Boeing suspended deliveries of new Boeing 737 MAX aircraft. The extent of the delay to the scheduled deliveries of new 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors. As a result, the Company is unable to estimate the number of Boeing 737 MAX aircraft of which it will take delivery in 2020.
The table below summarizes United's commitments as of December 31, 2019, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

2020	$6.9
2021	4.3
2022	2.0
2023	1.0
2024	1.2
After 2024	11.3
$26.7

The Company secured $328 million of EETC financing to finance certain aircraft deliveries in 2020. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company's capital commitments for its firm order aircraft and other related capital expenditures.
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2019, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.
Guarantees and Indemnifications. In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities under which the Company typically indemnifies the lessors and any tax/financing parties against liabilities that arise out of or relate to the use, operation or maintenance of the leased premises or financed aircraft. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain real estate leases include indemnities for any environmental liability that may arise out of or relate to the use of the leased premises.
As of December 31, 2019, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 11 of this report. All of these bonds are due between 2020 and 2038.
In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland, pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE"), in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure, and (2) guaranteed BRW's obligation to pay Kingsland the difference (which amount, if paid by United, will increase the BRW Term Loan by such amount) if the market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable, is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. In 2018, the Company recorded a liability of $31 million for the fair value of its guarantee to loan additional funds to BRW if required. Any such additional loans to BRW would be collateralized by BRW's AVH shares and other collateral.
As of December 31, 2019, United is the guarantor of $132 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
As of December 31, 2019, United had cash collateralized $73 million of letters of credit, which generally have evergreen clauses and are expected to be renewed on an annual basis. As of December 31, 2019, United also had $414 million of surety bonds securing various obligations with expiration dates through 2023.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2019, the Company had $3.4 billion of floating rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2019, approximately $1.9 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2019, the Company's contingent exposure was approximately $175 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2051. The Company did not record a liability at the time these indirect guarantees were made.
Regional Capacity Purchase. As of December 31, 2019, United had 325 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2029. These call options are exercisable upon wrongful termination or breach of contract, among other conditions.
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
Labor Negotiations. As of December 31, 2019, United, including its subsidiaries, had approximately 96,000 employees. Approximately 84% of United's employees were represented by various U.S. labor organizations as of December 31, 2019.
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
The collective bargaining agreement with the International Brotherhood of Teamsters (the "IBT") contains provisions that require the Company to align contract terms with other airlines' workgroups under certain conditions. There were no triggering events in 2019 that invoked these provisions.

NOTE 14 - SPECIAL CHARGES AND UNREALIZED (GAINS) LOSSES ON INVESTMENTS
Special charges and unrealized gains and losses on investments in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

Operating:	2019	2018	2017
Impairment of assets	$171	$377	$25
Severance and benefit costs	16	41	116
Termination of an engine maintenance service agreement	—	64	—
(Gains) losses on sale of assets and other special charges	59	5	35
Total operating special charges	246	487	176
Nonoperating unrealized (gains) losses on investments	(153)	5	—
Total special charges and unrealized (gains) losses on investments	93	492	176
Income tax benefit	(21)	(110)	(63)
Income tax adjustments (Note 6)	—	(5)	(189)
Total special charges and unrealized (gains) losses on investments, net of income taxes and income tax adjustments	$72	$377	$(76)
2019
The Company conducted its annual impairment review of intangible assets in the fourth quarter of 2019, which consisted of a comparison of the book value of specific assets to the fair value of those assets. Due to a decrease in demand for the Hong Kong market and the resulting decrease in unit revenue, the Company determined that the value of its Hong Kong routes had been fully impaired. Accordingly, in the fourth quarter of 2019, the Company recorded a special non-cash impairment charge of $90 million associated with its Hong Kong routes. Notwithstanding the impairment, the collateral pledged under the Company's term loan continues to be sufficient to satisfy the loan covenants. The Company determined the fair value of the Hong Kong routes using a variation of the income approach known as the excess earnings method, which discounts an asset's projected future net cash flows to determine the current fair value. Assumptions used in the discounted cash flow methodology include a discount rate, which is based upon the Company's current weighted average cost of capital plus an asset-specific risk factor, and a projection of sales, expenses, gross margin, tax rates and contributory asset charges for several future years and a terminal growth rate. The assumptions used for future projections are determined based upon the Company's asset-specific forecasts along with the Company's strategic plan. These assumptions are inherently uncertain as they relate to future events and circumstances. Actual results will be influenced by the competitive environment, fuel costs and other expenses, and potentially other unforeseen events or circumstances that could have a material negative impact on future results.
During 2019, the Company recorded a $43 million impairment primarily for surplus Boeing 767 aircraft engines removed from operations, an $18 million charge primarily for the write-off of unexercised aircraft purchase options, and $20 million in other aircraft impairments.
During 2019, the Company recorded $14 million of management severance and $2 million of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the IBT. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and received a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019.
During 2019, the Company recorded charges of $25 million related to contract terminations, $18 million for the settlement of certain legal matters, $14 million for costs related to the transition of fleet types within a regional carrier contract and $2 million of other charges.
During 2019, the Company recorded gains of $140 million for the change in market value of certain of its equity investments, primarily Azul, and $13 million for the change in fair value of the AVH Derivative Assets.
2018
During 2018, the Company recorded a special non-cash impairment charge of $206 million associated with its Hong Kong routes as a result of its annual intangible assets impairment review. The Company determined the fair value of the Hong Kong routes using a variation of the income approach as described above for the 2019 Hong Kong impairment.
In May 2018, the Brazil–United States open skies agreement was ratified, which provides air carriers with unrestricted access between the United States and Brazil. The Company determined that the approval of the open skies agreement impaired the entire value of its Brazil route authorities because the agreement removes all limitations or reciprocity requirements for flights between the United States and Brazil. Accordingly, the Company recorded a $105 million special charge to write off the entire value of the intangible asset associated with its Brazil routes. Also during 2018, the Company recorded $66 million of fair value adjustments related to aircraft purchased off lease, write-offs of unexercised aircraft purchase options and other impairments related to certain fleet types and international slots no longer in use.
During 2018, the Company recorded $22 million of severance and benefit costs related to the voluntary early-out program for its technicians and related employees represented by the IBT as described above. Also during 2018, the Company recorded other management severance of $19 million.
During 2018, the Company recorded a one-time termination charge of $64 million related to one of its engine maintenance service agreements.
During 2018, the Company recorded gains of $28 million for the change in market value of certain of its equity investments, primarily Azul. Also, the Company recorded losses of $33 million for the change in fair value of the AVH Derivative Assets.
2017
During 2017, the Company recorded a $10 million impairment charge related to obsolete spare parts inventory and a $15 million intangible asset impairment charge related to a maintenance service agreement.
During 2017, the Company recorded $83 million of severance and benefit costs related to the voluntary early-out program for its technicians and related employees represented by the IBT as described above. Also during 2017, the Company recorded $33 million of other management severance.
During 2017, the Company recorded charges of $12 million for weather-related damages, $11 million for losses on the sale of assets, and $12 million of other charges.
NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2019
Operating revenue	$9,589	$11,402	$11,380	$10,888
Income from operations	495	1,472	1,473	861
Net income	292	1,052	1,024	641
Basic earnings per share	1.09	4.03	4.01	2.54
Diluted earnings per share	1.09	4.02	3.99	2.53

2018
Operating revenue	$9,032	$10,777	$11,003	$10,491
Income from operations (a)	262	1,145	1,187	635
Net income (a)	145	683	833	461
Basic earnings per share (a)	0.51	2.48	3.06	1.70
Diluted earnings per share (a)	0.51	2.48	3.05	1.69
(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). See Note 1 of this report for additional information on the adjustments.

UAL's quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL's quarterly results were impacted by the following significant items (in millions):

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Impairment of assets	8	61	—	102
Severance and benefit costs	6	6	2	2
(Gains) losses on sale of assets and other special charges	4	4	25	26
Total operating special charges	18	71	27	130
Nonoperating unrealized (gains) losses on investments	(17)	(34)	(21)	(81)
Total special charges and unrealized (gains) losses on investments	1	37	6	49
Income tax benefit related to special charges and unrealized (gains) losses on investments	—	(8)	(2)	(11)
Total special charges and unrealized (gains) losses on investments, net of income tax	1	29	4	38

2018
Impairment of assets	$23	$111	$11	$232
Termination of an engine maintenance service agreement	—	—	—	64
Severance and benefit costs	14	11	9	7
(Gains) losses on sale of assets and other special charges	3	7	(3)	(2)
Total operating special charges	40	129	17	301
Nonoperating unrealized (gains) losses on investments	(45)	135	(29)	(56)
Total special charges and unrealized (gains) losses on investments	(5)	264	(12)	245
Income tax benefit related to special charges and unrealized (gains) losses on investments	1	(59)	3	(55)
Income tax adjustments	—	—	—	(5)
Total special charges and unrealized (gains) losses on investments, net of income tax	$(4)	$205	$(9)	$185

See Note 14 of this report for additional information related to these items.

NOTE 16 - SUBSEQUENT EVENTS
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern." On January 30, 2020, the U.S. Department of State issued a Level 4 "do not travel" advisory for China. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak.  The Company has suspended its flights between the United States and each of Beijing, Chengdu, Shanghai and Hong Kong through April 24, 2020. These routes represented approximately 5% of the Company's 2020 planned capacity and the Company's other trans-Pacific routes represented an additional 10% of the Company's 2020 planned capacity. As of the date of this report, the Company is experiencing an approximately 100% decline in near-term demand to China and an approximately 75% decline in near-term demand on the rest of the Company's trans-Pacific routes. The extent of the impact of the COVID-19 on the Company's operational and financial performance will depend on future developments, including the duration and spread of the outbreak and related travel advisories and restrictions and the impact of the COVID-19 on overall demand for air travel, all of which are highly uncertain and cannot be predicted. If traffic on the Company's trans-Pacific routes were to remain at these levels for an extended period, and/or routes in other parts of the Company's network begin to see significant declines in demand, our results of operations for full year 2020 may be materially adversely affected.
In February 2020, the Company announced that they had entered into a Third Amended and Restated Co-Branded Card Marketing Services Agreement (as amended from time to time, the "Agreement") with Chase. The Agreement, which replaces the Co-Brand Agreement, also extends the term into 2029 and modifies certain other terms. We will continue to account for the considerations received under the Agreement to the separately identifiable performance obligations using the estimated selling price allocation methodology explained in Note 1(d). In connection with the Agreement the Company, entered into an Amended and Restated Co-Branded Card Strategic Alliance Agreement with Visa U.S.A. Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2019, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2019
During the three months ended December 31, 2019, there was no change in UAL's or United's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of United Airlines Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Airlines Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2020

United Airlines Holdings, Inc. Management Report on Internal Control Over Financial Reporting
February 24, 2020
To the Stockholders of United Airlines Holdings, Inc.
Chicago, Illinois
The management of United Airlines Holdings, Inc. ("UAL") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting
February 24, 2020
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

Under the supervision and with the participation of management, including United's Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United's Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2019.
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
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2020 Annual Meeting of Stockholders under the captions "Election of Directors" and "Corporate Governance." Information regarding the executive officers of UAL is presented in Part I, Item 1 of this report. There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by UAL's Board of Directors each year and hold office until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, resignation or removal.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Code of Ethics. The Company has a code of ethics, the "Code of Ethics and Business Conduct," for its directors, officers and employees. The code serves as a "Code of Ethics" as defined by SEC regulations, and as a "Code of Conduct" under Nasdaq Listing Rule 5610. The code is available on the Company's investor relations website at ir.united.com. Waivers granted to certain officers from compliance with or future amendments to the code will be disclosed on the Company's investor relations website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.
Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2020 Annual Meeting of Stockholders under the captions "Executive Compensation," "2019 Director Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2020 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Securities."
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2020 Annual Meeting of Stockholders under the captions "Corporate Governance—Certain Relationships and Related Transactions," "Corporate Governance—Committees of the Board" and "Corporate Governance—Director Independence."
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
On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2019 and 2018 non-audit services provided by Ernst & Young LLP, the Company's independent registered public accounting firm, are compatible with maintaining auditor independence.
All of the services in 2019 and 2018 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.
The aggregate fees billed for professional services rendered by the Company's independent auditors in 2019 and 2018 are as follows (in thousands):

Service	2019	2018
Audit Fees	$4,323	$3,992
Audit Related Fees	403	375
Tax Fees	174	166
All Other Fees	—	2
Total Fees	$4,900	$4,535
Note: UAL and United amounts are the same.
Audit Fees. For 2019 and 2018, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Airlines Holdings, Inc. and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
Audit Related Fees. For 2019, fees for audit-related services primarily consisted of accounting consultations for proposed or future transactions and identifying and testing changes in the internal control environment prior to the implementation of the new revenue accounting system, which went into effect during the third quarter of 2019. For 2018, fees for audit-related services consisted of consultations related to the adoption of new accounting standards prior to adoption.
Tax Fees. Tax fees for 2019 and 2018 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters and review of U.S. and international tax impacts of certain transactions, exclusive of tax services rendered in connection with the audit.
All Other Fees. Fees for all other services billed in 2018 consist of subscriptions to Ernst & Young LLP's on-line accounting research tool.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are provided in the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Articles of Incorporation and Bylaws

3.1	UAL
Amended and Restated Certificate of Incorporation of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed June 27, 2019, Commission file number 1-6033, and incorporated herein by reference)

3.2	UAL	Amended and Restated Bylaws of United Airlines Holdings, Inc. (filed as Exhibit 3.2 to UAL's Form 8-K filed June 27, 2019, Commission file number 1-6033, and incorporated herein by reference)

3.3	United
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

4.2	UAL United
Second Supplemental Indenture, dated as of November 8, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to UAL's Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

4.3	UAL United	Form of 6.000% Senior Notes due 2020 (filed as Exhibit 4.3 to UAL's Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

4.4	UAL United	Form of Notation of Note Guarantee (filed as Exhibit 4.4 to UAL's Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

4.5	UAL United
Third Supplemental Indenture, dated as of January 26, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 5.000% Senior Notes due 2024 (filed as Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.6	UAL United	Form of 5.000% Senior Notes due 2024 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.7	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.8	UAL United
Fourth Supplemental Indenture, dated as of September 29, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 4.250% Senior Notes due 2022 (filed as Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.9	UAL United	Form of 4.250% Senior Notes due 2022 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.10	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.11	UAL United
Fifth Supplemental Indenture, dated as of May 9, 2019, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019, Commission file number 1-6033, and incorporated herein by reference)

4.12	UAL United	Form of 4.875% Senior Notes due 2025 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019, Commission file number 1-6033, and incorporated herein by reference)

4.13	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019, Commission file number 1-6033, and incorporated herein by reference)

4.14	UAL United	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Material Contracts

†10.1	UAL
Agreement, dated April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL's Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

†10.2	UAL	United Airlines Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2019)

†10.3	UAL United
Employment Agreement, dated December 31, 2015, among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL's Form 8-K/A filed January 7, 2016, Commission file number 1-6033, and incorporated herein by reference)

†10.4	UAL United
Amendment to Employment Agreement, dated April 19, 2016, by and among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL's Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

†10.5	UAL United
Second Amendment to Employment Agreement, dated April 21, 2017, by and among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL's Current Report on Form 8-K filed on April 21, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.6	UAL United
Transition Agreement, dated as of December 4, 2019, by and among United Airlines Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL's Current Report on Form 8-K filed on December 6, 2019, Commission file number 1-6033, and incorporated herein by reference)

†10.7	UAL United
SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Gerald Laderman (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2015, Commission file number 1-6033, and incorporated herein by reference)

†10.8	UAL United
Stock Option Award Notice, dated as of December 4, 2019, to J. Scott Kirby pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL's Current Report on Form 8-K filed on December 6, 2019, Commission file number 1-6033, and incorporated herein by reference)

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

†10.11	UAL	Description of Benefits for Officers of United Airlines Holdings, Inc. and United Airlines, Inc.

†10.12	UAL
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

†10.19	UAL
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

†10.20	UAL
Second Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.29 to UAL's Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

†10.21	UAL
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

†10.24	UAL
United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2016) (filed as Exhibit 10.28 to UAL's Form 10-K for the year ended December 31, 2018 Commission file number 1-6033, and incorporated herein by reference)

†10.25	UAL
United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL's Form 8-K filed June 20, 2014, Commission file number 1-6033, and incorporated herein by reference)

†10.26	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed on May 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.27	UAL
Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.28	UAL
Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.29	UAL
United Continental Holdings, Inc. Performance-Based RSU Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.30	UAL
First Amendment to the United Continental Holdings, Inc. Performance-Based RSU Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 2018, Commission file number 1-6033, and incorporated herein by reference)

†10.31	UAL
Form of Performance-Based RSU Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based RSU Program (Relative Pre-tax Margin awards) (stock settled form of award) (filed as Exhibit 10.35 to UAL's Form 10-K for the year ended December 31, 2018, Commission file number 1-6033, and incorporated herein by reference)

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

†10.34	UAL
Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.64 to UAL's Form 10-K for the year ended December 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.35	UAL	Form of Performance-Based RSU Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based RSU Program (for performance periods beginning on or after January 1, 2020)

†10.36	UAL	Description of Compensation and Benefits for United Airlines Holdings, Inc. Non-Employee Directors

†10.37	UAL
United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective February 20, 2014, filed as Annex A to UAL's Definitive Proxy Statement filed April 25, 2014, Commission file number 1-6033, and incorporated herein by reference)

†10.38	UAL
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

^10.40	UAL United
Amended and Restated A350-900 Purchase Agreement, dated September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

^10.41	UAL United
Amendment No. 1, dated as of July 18, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2019, Commission file number 1-6033, and incorporated herein by reference)

^10.42	UAL United
Amendment No. 2, dated as of December 3, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc.

^10.43	UAL United
Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental's Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

^10.44	UAL United
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

^10.46	UAL United
Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

^10.47	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 03776, dated January 14, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.48	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 03776, dated May 26, 2015 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.49	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 03776, dated June 12, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.50	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.51	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.52	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 03776, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.183 to UAL's Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.53	UAL United
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
Supplemental Agreement No. 12, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.152 to UAL's Form 10-K for the year ended December 31, 2018, Commission file number 1-6033, and incorporated herein by reference)

^10.58	UAL United
Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

^10.59	UAL United
Purchase Agreement No. 3860, dated September 27, 2012, between Boeing and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

^10.60	UAL United
Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

^10.61	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

^10.62	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

^10.63	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015 (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.64	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015 (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.65	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015 (filed as Exhibit 10.178 to UAL's Form 10-K for the year ended December 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.66	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.67	UAL United
Letter Agreement to Purchase Agreement No. 3860, dated May 5, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.68	UAL United
Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 3860, Dated June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

^10.69	UAL United
Letter Agreement No. UAL-LA-1604287 to Purchase Agreement Nos. 3776, 3784 and 3860, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.194 to UAL's Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.70	UAL United
Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2018, Commission file number 1-6033, and incorporated herein by reference)

^10.71	UAL United
Supplemental Agreement No. 10, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of November 1, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.166 to UAL's Form 10-K for the year ended December 31, 2018, Commission file number 1-6033, and incorporated herein by reference)

^10.72	UAL United
Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.167 to UAL's Form 10-K for the year ended December 31, 2018, Commission file number 1-6033, and incorporated herein by reference)

10.73	UAL United
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

10.74	UAL United
First Amendment, dated as of November 15, 2017, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.219 to UAL's Form 10-K for the year ended December 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

10.75	UAL United
Second Amendment, dated as of May 16, 2018, to Amended and Restated Credit Guaranty Agreement filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2018, Commission file number 1-6033, and incorporated herein by reference)

List of Subsidiaries

21	UAL United	List of United Airlines Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United
The following financial statements from the combined Annual Report of UAL and United on Form 10-K for the year ended December, 2019, formatted in Inline XBRL: (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders' Equity (Deficit) and (vi) the Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

UNITED AIRLINES HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Gerald Laderman
Gerald Laderman
Executive Vice President and Chief Financial Officer

Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Oscar Munoz	Chief Executive Officer, Director
Oscar Munoz	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Carolyn Corvi	Director
Carolyn Corvi

/s/ Jane C. Garvey	Director
Jane C. Garvey

/s/ Barney Harford	Director
Barney Harford

/s/ Michele J. Hooper	Director
Michele J. Hooper

/s/ Todd M. Insler	Director
Todd M. Insler

/s/ Walter Isaacson	Director
Walter Isaacson

/s/ James A.C. Kennedy	Director
James A.C. Kennedy

/s/ Sito Pantoja	Director
Sito Pantoja

/s/ Edward M. Philip	Director
Edward M. Philip

/s/ Edward L. Shapiro	Director
Edward L. Shapiro

/s/ David J. Vitale	Director
David J. Vitale

/s/ James M. Whitehurst	Director
James M. Whitehurst

Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Oscar Munoz	Chief Executive Officer, Director
Oscar Munoz	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer, Director
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Gregory L. Hart	Director
Gregory L. Hart

/s/ J. Scott Kirby	Director
J. Scott Kirby

Date:	February 24, 2020

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
Allowance for doubtful accounts:
2019	$8	$17	$16	$—	$9
2018	7	17	16	—	8
2017	10	20	23	—	7
Obsolescence allowance—spare parts:
2019	$412	$76	$63	$—	$425
2018	354	73	15	—	412
2017	295	75	17	1	354
Valuation allowance for deferred tax assets:
2019	$59	$—	$1	$—	$58
2018	63	2	6	—	59
2017	68	11	27	11	63