Form 10-Q
period 2020-03-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2020-05-04
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number					State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Airlines Holdings, Inc.					Delaware	36-2675207
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

001-10323	United Airlines, Inc.					Delaware	74-2099724
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

Securities registered pursuant to Section 12(b) of the Act
Registrant	Title of Each Class		Trading Symbol	Name of Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock,	$0.01 par value	UAL	The Nasdaq Stock Market LLC
United Airlines, Inc.	None		None	None
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2020 is shown below:

United Airlines Holdings, Inc.	290,432,163	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating revenue:
Passenger revenue	$7,065	$8,725
Cargo	264	286
Other operating revenue	650	578
Total operating revenue	7,979	9,589

Operating expense:
Salaries and related costs	2,955	2,873
Aircraft fuel	1,726	2,023
Regional capacity purchase	737	688
Landing fees and other rent	623	588
Depreciation and amortization	615	547
Aircraft maintenance materials and outside repairs	434	408
Distribution expenses	295	360
Aircraft rent	50	81
Special charges	63	18
Other operating expenses	1,453	1,508
Total operating expenses	8,951	9,094
Operating income (loss)	(972)	495

Nonoperating income (expense):
Interest expense	(171)	(188)
Interest capitalized	21	22
Interest income	26	29
Unrealized gains (losses) on investments, net	(319)	17
Miscellaneous, net	(699)	(8)
Total nonoperating expense, net	(1,142)	(128)
Income (loss) before income taxes	(2,114)	367
Income tax expense (benefit)	(410)	75
Net income (loss)	$(1,704)	$292
Earnings (loss) per share, basic and diluted	$(6.86)	$1.09

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,704)	$292

Other comprehensive income (loss), net of tax:
Employee benefit plans	(41)	7
Investments and other	(12)	3
Total other comprehensive income (loss), net of tax	(53)	10

Total comprehensive income (loss), net	$(1,757)	$302

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,442	$2,762
Short-term investments	1,779	2,182
Receivables, less allowance for credit losses (2020 — $30; 2019 — $9)	792	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020 — $446; 2019 — $425)	1,070	1,072
Prepaid expenses and other	822	814
Total current assets	7,905	8,194
Operating property and equipment:
Flight equipment	36,763	35,421
Other property and equipment	8,200	7,926
Purchase deposits for flight equipment	1,859	1,360
Total operating property and equipment	46,822	44,707
Less — Accumulated depreciation and amortization	(15,011)	(14,537)
Total operating property and equipment, net	31,811	30,170

Operating lease right-of-use assets	4,853	4,758

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2020 — $1,454; 2019 — $1,440)	2,945	3,009
Restricted cash	106	106
Notes receivable, less allowance for credit losses (2020 — $549)	149	671
Investments in affiliates and other, net	763	1,180
Total other assets	8,486	9,489
Total assets	$53,055	$52,611
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$5,309	$4,819
Accounts payable	2,436	2,703
Frequent flyer deferred revenue	1,355	2,440
Accrued salaries and benefits	1,647	2,271
Current maturities of long-term debt	4,055	1,407
Current maturities of finance leases	59	46
Current maturities of operating leases	688	686
Other	538	566
Total current liabilities	16,087	14,938

Long-term debt	13,198	13,145
Long-term obligations under finance leases	369	220
Long-term obligations under operating leases	5,060	4,946

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,133	2,836
Postretirement benefit liability	775	789
Pension liability	1,514	1,446
Deferred income taxes	1,322	1,736
Other	1,179	1,024
Total other liabilities and deferred credits	8,923	7,831
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 247,256,855 and 251,216,381 shares at March 31, 2020 and December 31, 2019, respectively	3	3
Additional capital invested	6,096	6,129
Retained earnings	7,991	9,716
Stock held in treasury, at cost	(3,901)	(3,599)
Accumulated other comprehensive loss	(771)	(718)
Total stockholders' equity	9,418	11,531
Total liabilities and stockholders' equity	$53,055	$52,611

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net cash provided by operating activities	$63	$1,915

Cash Flows from Investing Activities:
Capital expenditures	(1,959)	(1,609)
Purchases of short-term and other investments	(541)	(724)
Proceeds from sale of short-term and other investments	927	768
Other, net	1	(15)
Net cash used in investing activities	(1,572)	(1,580)

Cash Flows from Financing Activities:
Proceeds from issuance of short-term debt	2,500	—
Proceeds from issuance of long-term debt	348	646
Payments of long-term debt	(235)	(250)
Repurchases of common stock	(353)	(513)
Principal payments under finance leases	(18)	(20)
Capitalized financing costs	(35)	(17)
Other, net	(18)	(29)
Net cash provided (used) in financing activities	2,189	(183)
Net increase in cash, cash equivalents and restricted cash	680	152
Cash, cash equivalents and restricted cash at beginning of the period	2,868	1,799
Cash, cash equivalents and restricted cash at end of the period (a)	$3,548	$1,951

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$109	$92
Lease modifications and lease conversions	439	36
Right-of-use assets acquired through operating leases	30	51
Property and equipment acquired through finance leases	19	8

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$3,442	$1,848
Restricted cash	106	103
Total cash, cash equivalents and restricted cash	$3,548	$1,951

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531
Net loss	—	—	—	—	(1,704)	—	(1,704)
Other comprehensive loss	—	—	—	—	—	(53)	(53)
Stock settled share-based compensation	—	—	22	—	—	—	22
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Net treasury stock issued for share-based awards	0.5	—	(55)	40	(4)	—	(19)
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at March 31, 2020	247.3	$3	$6,096	$(3,901)	$7,991	$(771)	$9,418

Balance at December 31, 2018	269.9	$3	$6,120	$(1,993)	$6,715	$(803)	$10,042
Net income	—	—	—	—	292	—	292
Other comprehensive income	—	—	—	—	—	10	10
Stock settled share-based compensation	—	—	14	—	—	—	14
Repurchases of common stock	(6.1)	—	—	(527)	—	—	(527)
Net treasury stock issued for share-based awards	0.5	—	(54)	33	(8)	—	(29)
Balance at March 31, 2019	264.3	$3	$6,080	$(2,487)	$6,999	$(793)	$9,802

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2020	2019
Operating revenue:
Passenger revenue	$7,065	$8,725
Cargo	264	286
Other operating revenue	650	578
Total operating revenue	7,979	9,589

Operating expense:
Salaries and related costs	2,955	2,873
Aircraft fuel	1,726	2,023
Regional capacity purchase	737	688
Landing fees and other rent	623	588
Depreciation and amortization	615	547
Aircraft maintenance materials and outside repairs	434	408
Distribution expenses	295	360
Aircraft rent	50	81
Special charges	63	18
Other operating expenses	1,453	1,507
Total operating expense	8,951	9,093
Operating income (loss)	(972)	496

Nonoperating income (expense):
Interest expense	(171)	(188)
Interest capitalized	21	22
Interest income	26	29
Unrealized gains (losses) on investments, net	(319)	17
Miscellaneous, net	(698)	(8)
Total nonoperating expense, net	(1,141)	(128)
Income (loss) before income taxes	(2,113)	368
Income tax expense (benefit)	(409)	75
Net income (loss)	$(1,704)	$293

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,704)	$293

Other comprehensive income (loss), net of tax:
Employee benefit plans	(41)	7
Investments and other	(12)	3
Total other comprehensive income (loss), net of tax	(53)	10

Total comprehensive income (loss), net	$(1,757)	$303

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,436	$2,756
Short-term investments	1,779	2,182
Receivables, less allowance for credit losses (2020 — $30; 2019 — $9)	792	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020 — $446; 2019 — $425)	1,070	1,072
Prepaid expenses and other	822	814
Total current assets	7,899	8,188
Operating property and equipment:
Flight equipment	36,763	35,421
Other property and equipment	8,200	7,926
Purchase deposits for flight equipment	1,859	1,360
Total operating property and equipment	46,822	44,707
Less — Accumulated depreciation and amortization	(15,011)	(14,537)
Total operating property and equipment, net	31,811	30,170

Operating lease right-of-use assets	4,853	4,758

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2020 — $1,454; 2019 — $1,440)	2,945	3,009
Restricted cash	106	106
Notes receivable, less allowance for credit losses (2020 — $549)	149	671
Investments in affiliates and other, net	763	1,180
Total other assets	8,486	9,489
Total assets	$53,049	$52,605

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$5,309	$4,819
Accounts payable	2,436	2,703
Frequent flyer deferred revenue	1,355	2,440
Accrued salaries and benefits	1,647	2,271
Current maturities of long-term debt	4,055	1,407
Current maturities of finance leases	59	46
Current maturities of operating leases	688	686
Other	542	571
Total current liabilities	16,091	14,943

Long-term debt	13,198	13,145
Long-term obligations under finance leases	369	220
Long-term obligations under operating leases	5,060	4,946

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,133	2,836
Postretirement benefit liability	775	789
Pension liability	1,514	1,446
Deferred income taxes	1,350	1,763
Other	1,179	1,025
Total other liabilities and deferred credits	8,951	7,859
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2020 and December 31, 2019	—	—
Additional capital invested	10	—
Retained earnings	10,302	12,353
Accumulated other comprehensive loss	(771)	(718)
Receivable from related parties	(161)	(143)
Total stockholder's equity	9,380	11,492
Total liabilities and stockholder's equity	$53,049	$52,605

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net cash provided by operating activities	$45	$1,886

Cash Flows from Investing Activities:
Capital expenditures	(1,959)	(1,609)
Purchases of short-term investments and other investments	(541)	(724)
Proceeds from sale of short-term and other investments	927	768
Other, net	1	(15)
Net cash used in investing activities	(1,572)	(1,580)

Cash Flows from Financing Activities:
Proceeds from issuance of short-term debt	2,500	—
Proceeds from issuance of long-term debt	348	646
Payments of long-term debt	(235)	(250)
Dividend to UAL	(353)	(513)
Principal payments under finance leases	(18)	(20)
Capitalized financing costs	(35)	(17)
Net cash provided (used) in financing activities	2,207	(154)
Net increase in cash, cash equivalents and restricted cash	680	152
Cash, cash equivalents and restricted cash at beginning of the period	2,862	1,793
Cash, cash equivalents and restricted cash at end of the period (a)	$3,542	$1,945

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$109	$92
Lease modifications and lease conversions	439	36
Right-of-use assets acquired through operating leases	30	51
Property and equipment acquired through finance leases	19	8

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$3,436	$1,842
Restricted cash	106	103
Total cash, cash equivalents and restricted cash	$3,542	$1,945

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total

Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492
Net loss	—	(1,704)	—	—	(1,704)
Other comprehensive loss	—	—	(53)	—	(53)
Dividend to UAL	(12)	(330)	—	—	(342)
Share-based compensation	22	—	—	—	22
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Other	—	—	—	(18)	(18)
Balance at March 31, 2020	$10	$10,302	$(771)	$(161)	$9,380

Balance at December 31, 2018	$598	$10,319	$(803)	$(110)	$10,004
Net income	—	293	—	—	293
Other comprehensive income	—	—	10	—	10
Dividend to UAL	(528)	—	—	—	(528)
Share-based compensation	14	—	—	—	14
Other	—	—	—	(30)	(30)
Balance at March 31, 2019	$84	$10,612	$(793)	$(140)	$9,763

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand, and were better than its first and fourth quarter financial results; however, see Part I, Item 2 of this report for additional discussion regarding trends associated with the matters discussed in the "Recent Developments" section below.
Recent Developments
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China, and the World Health Organization (the "WHO") subsequently declared COVID-19 a "Public Health Emergency of International Concern." As a result of COVID-19, the U.S. Department of State issued a Level 4 "do not travel" advisory for China and subsequently issued multiple Level 3 "reconsider travel" advisories for other jurisdictions, including Italy and South Korea.
On March 11, 2020, the WHO declared COVID-19 a "pandemic" and the U.S. Department of State issued a global Level 3 "reconsider travel" advisory for all travel abroad. On March 13, 2020, the U.S. government declared a national emergency. On March 19, 2020, the U.S. Department of State issued a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. The U.S. government has also implemented enhanced screenings, mandatory 14-day quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from Europe, Mexico and Canada, and many foreign and U.S. state governments have instituted similar measures (including travel restrictions to and within the European Union) and declared states of emergency.
As of April 15, 2020, approximately 316 million people in at least 42 states, the District of Columbia and Puerto Rico were under instructions to stay home or "shelter in place," and to avoid any non-essential travel. In the United States and other locations around the world, public events, such as conferences, sporting events and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations and schools and businesses are operating with remote attendance, among other actions. Other governmental restrictions and regulations in the future in response to COVID-19 could include additional travel restrictions (including restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector have issued and may continue to issue non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. The decline in demand caused a material deterioration in our revenues in the first quarter, resulting in a first quarter net loss of $1.7 billion. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted; however, the Company currently expects our results of operations for full-year 2020 to be materially impacted and that we will incur a net loss for full-year 2020. For planning purposes, the Company has assumed that demand will remain suppressed for the remainder of 2020 and likely into 2021.
In response to decreased demand, the Company cut, relative to 2019 scheduled capacity, approximately 80% of its scheduled capacity for April 2020 and approximately 90% of its scheduled capacity for May 2020, with similar cuts expected for June 2020. The Company plans to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand.
The Company has taken a number of actions in response to decreased demand. In addition to the schedule reductions discussed above, the Company has:

•	reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 (including by postponing projects deemed non-critical to the Company's operations);

•	suspended share repurchases under its share repurchase program on February 24, 2020 and subsequently terminated its share repurchase program on April 24, 2020;

•	entered into approximately $3.0 billion in secured term loan facilities and new aircraft financings;

•	raised approximately $1.1 billion in cash proceeds in an underwritten public offering of 43,175,000 shares of UAL common stock;

•	entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction;

•	temporarily grounded certain of its mainline fleet; and

•
taken a number of human capital management actions, including, among other items, the Company's Chief Executive Officer and President temporarily waived 100% of their respective base salaries, other officers temporarily waived 50% of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for management and administrative employees and the Company offered voluntary unpaid leaves of absence.

The Company continues to focus on reducing expenses and managing its liquidity. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals, and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion pursuant to the Payroll Support Program under the CARES Act. These funds will be used to pay for the salaries and benefits of United employees. Approximately $3.5 billion of the $5.0 billion will be a direct grant and approximately $1.5 billion will be in the form of a 10-year senior unsecured promissory note (the "PSP Note").
Under the PSP Agreement, the Company and its business are subject to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain U.S. employment levels through September 30, 2020 and certain limitations on executive compensation.
In connection with entering into the PSP Agreement, on April 20, 2020, UAL issued the PSP Note to the U.S. Treasury Department evidencing senior unsecured indebtedness of UAL in the initial principal amount of approximately $714.0 million. The principal amount of the PSP Note will increase in an amount equal to 30% of any disbursement made by the U.S. Treasury Department to United under the PSP Agreement after the initial issuance date. The PSP Note is guaranteed by United and will mature ten years after issuance on April 20, 2030. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, or if certain subsidiaries are formed or acquired, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note. UAL may, at its option, prepay the PSP Note, at any time, and from time to time, at par. UAL is required to prepay the PSP Note upon the occurrence of certain change of control triggering events. The PSP Note does not require any amortization and is to be repaid in full on the maturity date.
Interest on the PSP Note is payable semi-annually in arrears on the last business day of March and September of each year beginning on September 30, 2020 at a rate of 1.00% in years one through five, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years six through ten.

On April 20, 2020, UAL also entered into a warrant agreement with the U.S. Treasury Department, pursuant to which UAL agreed to issue to the U.S. Treasury Department warrants to purchase up to approximately 4.6 million shares of common stock, pro rata in conjunction with increases to the principal amount outstanding under the PSP Note (the "PSP Warrants"), with an initial issuance of warrants to purchase up to approximately 2.3 million shares of common stock. The PSP Warrants will have a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020). The PSP Warrants will expire five years after issuance, and are exercisable either through net share settlement, in cash or in shares of common stock, at UAL's option. The PSP Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP Warrants, PSP Warrant holders do not have any voting rights.
On April 21, 2020, the Company received approximately $2.5 billion of the expected $5.0 billion through the Payroll Support Program under the CARES Act.
On April 17, 2020, the Company submitted an application to the Loan Program under the CARES Act. Under the Loan Program, the Company expects to have the ability, through September 30, 2020, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If the Company borrows any amounts under the Loan Program, UAL expects to issue to the U.S. Treasury Department warrants to purchase shares of UAL common stock. For example, if the Company borrows the full amount currently available of $4.5 billion, the Company would issue warrants to purchase approximately 14.2 million shares of UAL common stock at a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020), on the same terms as the PSP Warrants. If the Company borrows less than the full amount, the amount of warrants issued would be reduced by a proportional amount.
In connection with any borrowings under the Loan Program, the Company and its business will be subject to certain restrictions, including, but not limited to, certain of the restrictions described above with respect to the PSP Agreement.
NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS
The Company adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13") effective January 1, 2020. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities are required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The Company made a $17 million cumulative-effect adjustment, net of related income taxes, to its retained earnings balance on January 1, 2020 as a result of this adoption. See Notes 7, 8, 9 and 11 to the financial statements included in Part I, Item 1 for additional disclosures about the impact of ASU 2016-13 on our first quarter results.
NOTE 2 - REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended March 31,
	2020	2019
Domestic (U.S. and Canada)	$5,078	$5,875
Atlantic	1,215	1,458
Pacific	806	1,281
Latin America	880	975
Total	$7,979	$9,589

Advance Ticket Sales. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In April 2020, due to the COVID-19 pandemic, the Company extended the expiration dates of ETCs from 12 months from the date of issuance to 24 months from the date of issuance. Given the uncertainty of travel demand caused by COVID-19, the Company is unable to estimate the amount of the December 31, 2019 Advance ticket sales that will be recognized in revenue in 2020 compared to amounts refunded to customers or exchanged into ETCs. The Company will review its breakage estimates as a result of these changes as future information is received.

In the three months ended March 31, 2020 and 2019, the Company recognized approximately $2.6 billion and $2.7 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $476 million and $571 million of ancillary fees within passenger revenue in the three months ended March 31, 2020 and 2019, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2020	2019
Total Frequent flyer deferred revenue - beginning balance	$5,276	$5,005
Total miles awarded	559	607
Travel miles redeemed (Passenger revenue)	(322)	(438)
Non-travel miles redeemed (Other operating revenue)	(25)	(36)
Total Frequent flyer deferred revenue - ending balance	$5,488	$5,138

In the three months ended March 31, 2020 and 2019, the Company recognized, in Other operating revenue $530 million and $473 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. ("Chase") co-brand agreement. The Company entered into a Third Amended and Restated Co-Branded Card Marketing Services Agreement (as amended from time to time, the "Co-Brand Agreement") with Chase. The Co-Brand Agreement extended the term of the agreement into 2029 and modified certain other terms, resulting in a different allocation among the separately identifiable performance obligations and improved MileagePlus-related revenue for the first quarter of 2020 as compared to the year-ago period. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months. Given the uncertainty in travel demand caused by COVID-19, we currently estimate a greater percentage of award redemptions will occur beyond 12 months, however this estimate may change as travel demand and award redemptions become clearer in future periods.
NOTE 3 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2020		2019
Earnings (loss) available to common stockholders	$(1,704)		$292

Basic weighted-average shares outstanding	248.5		267.0
Effect of employee stock awards	—	(a)	1.3
Diluted weighted-average shares outstanding	248.5		268.3

Earnings (loss) per share, basic and diluted	$(6.86)		$1.09

(a) In the three months ended March 31, 2020, approximately 0.9 million employee stock awards have been excluded from the computation of the diluted per share amount as they have an anti-dilutive effect.
On April 21, 2020, UAL entered into an underwriting agreement (the "Underwriting Agreement") with Morgan Stanley & Co. LLC and Barclays Capital Inc. (collectively, the "Underwriters"), relating to the issuance and sale by UAL of 39,250,000 shares of its common stock, par value $0.01 per share, at a price to the public of $26.50 per share. Pursuant to the Underwriting Agreement, UAL granted the Underwriters a 30-day option to purchase up to an additional 3,925,000 shares of UAL common stock on the same terms, and such option was exercised in full.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total

Balance at December 31, 2019	$(560)		$2	$(160)	$(718)
Changes in value	(49)		(16)	15	(50)
Amounts reclassified to earnings	(4)	(a)	—	1	(3)
Balance at March 31, 2020	$(613)		$(14)	$(144)	$(771)

Balance at December 31, 2018	$(663)		$(4)	$(136)	$(803)
Changes in value	5		5	(3)	7
Amounts reclassified to earnings	4	(a)	—	(1)	3
Balance at March 31, 2019	$(654)		$1	$(140)	$(793)

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (See Note 6 to the financial statements included in Part I, Item 1 for additional information).
NOTE 5 - INCOME TAXES
The Company's effective tax rate for the three months ended March 31, 2020 and 2019 was 19.4% and 20.4%, respectively. The provision for income taxes is based on the estimated annual effective tax rate which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and the impact of a change in the Company's mix of domestic and foreign earnings (losses). The first quarter 2020 rate was impacted by a $66 million valuation allowance related to unrealized capital losses.
NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2020	2019	2020	2019
Service cost	$54	$46	$2	$2	Salaries and related costs
Interest cost	56	57	7	15	Miscellaneous, net
Expected return on plan assets	(91)	(72)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	35	29	(11)	(15)	Miscellaneous, net
Amortization of prior service credit	—	—	(31)	(10)	Miscellaneous, net
Settlement loss	3	—	—	—	Miscellaneous, net
Total	$57	$60	$(33)	$(8)
Given the impacts of the COVID-19 pandemic, the Company does not plan to make any contributions in 2020 to its two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. The Company does not have any minimum required contributions for 2020.
Share-Based Compensation. In the three months ended March 31, 2020, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards included 0.7 million restricted stock units ("RSUs"), consisting of 0.4 million time-vested RSUs and 0.3 million performance-based RSUs. The time-vested RSUs vest pro-rata, typically on February 28th of each year, over a three-year period from the date of grant. The amount of performance-based RSUs vest upon the achievement of established goals based on the Company's absolute pre-tax margin performance as well as a customer metric based on the Company's relative quarterly average of net promoter scores as compared to a group of industry peers, both of which are measured for the three-year performance period ending December 31, 2022. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense	$18	$16

	March 31, 2020	December 31, 2019
Unrecognized share-based compensation	$114	$77

NOTE 7 - BRW TERM LOAN
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
BRW is currently in default under the BRW Term Loan Agreement. In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW, which remains the majority shareholder of AVH. In addition, Kingsland is pursuing a foreclosure process and a judicially supervised sale of the BRW Loan Collateral. United recorded a full credit loss allowance against the $515 million carrying value of the BRW Term Loan and related receivables as of March 31, 2020. United recorded the allowance based on United's assessment of AVH's financial uncertainty due to its high level of leverage and the fact that the airline has currently ceased operations due to the COVID-19 pandemic. The credit loss allowance was recorded as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations.
In connection with funding the BRW Term Loan Agreement, the Company entered certain other agreements with Kingsland. See Note 9 to the financial statements included in Part I, Item I for additional information regarding our obligations to Kingsland and their interrelationship with the BRW Term Loan Agreement.

NOTE 8 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,442	$3,442	$—	$—	$2,762	$2,762	$—	$—
Short-term investments:
Corporate debt	980	—	980	—	1,045	—	1,045	—
Asset-backed securities	610	—	610	—	690	—	690	—
U.S. government and agency notes	95	—	95	—	124	—	124	—
Certificates of deposit placed through an account registry service ("CDARS")	24	—	24	—	35	—	35	—
Other fixed-income securities	70	—	70	—	95	—	95	—
Other investments measured at net asset value ("NAV")	—	—	—	—	193	—	—	—
Restricted cash	106	106	—	—	106	106	—	—
Long-term investments:
Equity securities	92	92	—	—	385	385	—	—
AVH Derivative Assets	—	—	—	—	24	—	—	24
Other assets	16	—	—	16	—	—	—	—

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of March 31, 2020, asset-backed securities have remaining maturities of less than one year to approximately 15 years, corporate debt securities have remaining maturities of three years or less and CDARS have maturities of less than one year. U.S. government and agency notes have maturities of approximately three years or less and other fixed-income securities have maturities of less than two years.
Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
Equity securities - Equity securities represent United's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), consisting of a preferred equity stake of approximately 8% (approximately 2% of the total capital stock of Azul). The Company recorded $293 million of losses and $14 million in gains during the three months ended March 31, 2020 and 2019, respectively, for changes to the fair market value of its equity investment in Azul in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations. The carrying value of our investment in Azul was $92 million at March 31, 2020.
AVH Derivative Assets - As part of the BRW Loan Agreement and related agreements with Kingsland, United obtained AVH share call options, AVH share appreciation rights and an AVH share-based upside sharing agreement (collectively, the "AVH Derivative Assets"). The AVH Derivative Assets are recorded at fair value as Other assets on the Company's balance sheet and are included in the table above. The Company recorded $24 million in losses and $3 million in gains during the three months ended March 31, 2020 and 2019, respectively, in the fair value of the AVH Derivative Assets in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations.
Investments presented in the table above have the same fair value as their carrying value.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	March 31, 2020					December 31, 2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$17,253	$15,768	$—	$12,524	$3,244	$14,552	$15,203	$—	$11,398	$3,805

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
Short-term investments, other than Other investments measured at NAV, Equity securities and Restricted cash
Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Commitments. As of March 31, 2020, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2020	2021	After 2021
Airbus A321XLR	50	—	—	50
Airbus A350	45	—	—	45
Boeing 737 MAX	171	(b)	(b)	(b)
Boeing 787	19	11	8	—
Embraer E175	20	16	4	—
(a) United also has options and purchase rights for additional aircraft.
(b) Deliveries of Boeing 737 MAX aircraft have been delayed due to the FAA Order (defined below). If the FAA Order is lifted in 2020, the Company currently expects to take delivery of approximately 16 Boeing 737 MAX aircraft in 2020 and approximately 24 in 2021.

The aircraft listed in the table above are scheduled for delivery through 2030. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. The Company may assign the purchase obligation for each of the 20 Embraer E175 aircraft to one of its regional partners at the time of such aircraft's delivery, subject to certain conditions.
Following the Federal Aviation Administration ("FAA") order issued on March 13, 2019 prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators ("FAA Order"), Boeing suspended deliveries of new Boeing 737 MAX aircraft. As a result, scheduled deliveries of Boeing 737 MAX series aircraft have been delayed, and the Company expects these delays to continue. The extent of the delay to the scheduled deliveries of new Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors.
In the first quarter of 2020, the Company exercised options for the purchase of seven new Boeing 787 aircraft which are expected to be delivered in 2021. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 18 used Boeing 737-700 aircraft with expected delivery dates through 2021.

On April 17, 2020, United entered into an agreement with BOC Aviation (USA) Corporation ("BOCA"), a subsidiary of BOC Aviation Limited, to finance through a sale and leaseback transaction six new Boeing model 787-9 aircraft and 16 new Boeing model 737-9 MAX aircraft which are currently subject to purchase agreements between United and Boeing and are scheduled to be delivered in 2020. United will assign its aircraft purchase agreement rights to BOCA with respect to each aircraft, and simultaneous with each BOCA purchase from Boeing, United will enter into a long-term lease for the aircraft with BOCA.
In March 2020, the Company entered into a confidential settlement with Boeing with respect to compensation for financial damages incurred in 2019 due to the grounding of the Boeing 737 MAX aircraft. The compensation is in the form of credit memos to be issued at future dates upon the satisfaction of certain conditions related to aircraft deliveries. The Company plans to account for this settlement as a reduction to the cost basis of future firm order Boeing 737 MAX aircraft deliveries and previously-delivered Boeing 737 MAX aircraft, which is expected to reduce future depreciation expense associated with these aircraft.
The table below summarizes United's commitments as of March 31, 2020, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last nine months of 2020	$2.7
2021 (a)	5.4
2022	2.2
2023	2.4
2024	1.0
After 2024	11.4
$25.1
(a) 2021 commitments reflect contractually scheduled deliveries for 2021 plus the Boeing 737 MAX deliveries that the Company currently expects will be deferred from 2020. To the extent the Company and Boeing agree to modify the timing of Boeing 737 MAX deliveries, the amount and timing of the Company's future capital commitments could change.

Guarantees. As of March 31, 2020, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2020 and 2038.
In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland, pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's ADRs, the class of AVH securities that trades on the NYSE, in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest, and (2) guaranteed BRW's obligation to pay Kingsland the difference (which amount, if paid by United, will increase the BRW Term Loan by such amount) if the market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable, is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. In 2018, the Company recorded a liability of $31 million for its guarantee to loan additional funds to BRW if required. Any such additional loans to BRW would be collateralized by BRW's AVH shares and other collateral. Due to AVH's financial uncertainty due to its high level of leverage and the fact that the airline has currently ceased operations due to the COVID-19 pandemic, in March 2020, the Company recorded the full amount under this guarantee with a charge to income of $182 million as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations.
As of March 31, 2020, United is the guarantor of $129 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2020, the Company had $6.0 billion of floating rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $5.8 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Negotiations. As of March 31, 2020, the Company had approximately 95,200 employees, of whom approximately 83% were represented by various U.S. labor organizations. On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the labor union representing United's pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. The Company and UNITE HERE, the labor union representing United's Catering Operations employees, started negotiations for a first collective bargaining agreement in March 2019.
The collective bargaining agreement with the International Brotherhood of Teamsters ("IBT") contains provisions that require the Company to align contract terms with other airlines' workgroups under certain conditions, and a review of these terms is expected to occur in December 2020.
Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the effect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales.
NOTE 10 - DEBT
As of March 31, 2020, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement.
EETCs. In September 2019, United created enhanced equipment trust certificate ("EETC") pass-through trusts, each of which issued pass-through certificates. The proceeds from the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft financed with the proceeds of such notes. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United's assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2020 are as follows (in millions, except stated interest rate):

EETC Issuance Date	Class	Face Amount	Stated interest rate	Total proceeds received from issuance of debt during 2020	Total debt recorded as of March 31, 2020
September 2019	AA	$702	2.70%	$189	$702
September 2019	A	287	2.90%	77	287
September 2019	B	232	3.50%	62	232
		$1,221		$328	$1,221

Used Aircraft Facility. On March 9, 2020, the Company entered into a Term Loan Credit and Guaranty Agreement (the "Used Aircraft Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The obligations of United under the Used Aircraft Credit Agreement are secured by liens on certain aircraft of United and certain related assets. United borrowed the full amount of $2 billion under the Used Aircraft

Credit Agreement (the "Used Aircraft Facility"). The principal amount of the Used Aircraft Facility must be repaid in a single installment on the maturity date on March 8, 2021. Borrowings under the Used Aircraft Credit Agreement bear interest at a variable rate equal to LIBOR (but not less than 1% per annum), plus a margin of 2.00%, 2.25% or 2.50% per annum, or (at United's election) another rate based on certain market interest rates, plus a margin of 1.00%, 1.25% or 1.50% per annum, in each case, with such incremental increase to the margin occurring at 180 days and 270 days, as applicable. The Used Aircraft Credit Agreement includes covenants that restrict the Company's ability to, among other things, make investments and to pay dividends on, or to repurchase, UAL common stock. In addition, the Used Aircraft Credit Agreement requires the Company to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $2.0 billion and to maintain a minimum ratio of appraised value of collateral to outstanding obligations under the Used Aircraft Credit Agreement of 1.60 to 1. If the Company does not meet the minimum collateral coverage ratio when required, it must either provide additional collateral to secure its obligations under the Used Aircraft Credit Agreement or repay the loans under the Used Aircraft Credit Agreement (or both) to the extent necessary to maintain compliance with the collateral coverage ratio.
Spare Parts Facility. On March 20, 2020, the Company entered into a Term Loan Credit and Guaranty Agreement (the "Spare Parts Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, the lenders party thereto from time to time and Goldman Sachs Bank USA, as administrative agent. The obligations of United under the Spare Parts Credit Agreement are secured by liens on certain spare parts of United and certain related assets. United borrowed the full amount of $500 million under the Spare Parts Credit Agreement (the "Spare Parts Facility"). The principal amount of the Spare Parts Facility must be repaid in a single installment on the maturity date on March 22, 2021. Borrowings under the Spare Parts Credit Agreement bear interest at a variable rate equal to LIBOR (but not less than 1% per annum), plus a margin of 2.75%, 3.00%, 3.25% or 3.50% per annum, or (at United's election) another rate based on certain market interest rates, plus a margin of 1.75%, 2.00%, 2.25% or 2.50% per annum, in each case, with such incremental increase to the margin occurring at 90 days, 180 days and 270 days, as applicable. The Spare Parts Credit Agreement includes covenants that restrict the Company's ability to, among other things, make investments and to pay dividends on, or to repurchase, UAL common stock. In addition, the Spare Parts Credit Agreement requires the Company to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $2.0 billion and to maintain a minimum ratio of appraised value of collateral to outstanding obligations under the Spare Parts Credit Agreement of 1.80 to 1 or, if certain types of spare parts are used in calculating such collateral coverage ratio, 2.00 to 1. If the Company does not meet the minimum collateral coverage ratio when required, it must either provide additional collateral to secure its obligations under the Spare Parts Credit Agreement or repay the loans under the Spare Parts Credit Agreement (or both) to the extent necessary to maintain compliance with the collateral coverage ratio.
Spare Engines Facility. On April 7, 2020, the Company entered into a Term Loan Credit and Guaranty Agreement (the "Spare Engines Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The obligations of United under the Spare Engines Credit Agreement are secured by liens on certain spare engines of United and certain related assets. United borrowed the full amount of $250 million under the Spare Engines Credit Agreement (the "Spare Engines Facility"). The principal amount of the Spare Engines Facility must be repaid in a single installment on the maturity date on April 6, 2021. Borrowings under the Spare Engines Credit Agreement bear interest at a variable rate equal to LIBOR (but not less than 1% per annum), plus a margin of 3.00%, 3.25% or 3.50% per annum, or (at United's election) another rate based on certain market interest rates, plus a margin of 2.00%, 2.25% or 2.50% per annum, in each case, with such incremental increase to the margin occurring at 180 days and 270 days, as applicable. The Spare Engines Credit Agreement includes covenants that restrict the Company's ability to, among other things, make investments and to pay dividends on, or to repurchase, UAL common stock. In addition, the Spare Engines Credit Agreement requires the Company to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $2.0 billion and to maintain a minimum ratio of appraised value of collateral to outstanding obligations under the Spare Engines Credit Agreement of 1.40 to 1. If the Company does not meet the minimum collateral coverage ratio when required, it must either provide additional collateral to secure its obligations under the Spare Engines Credit Agreement or repay the loans under the Spare Engines Credit Agreement (or both) to the extent necessary to maintain compliance with the collateral coverage ratio.
PSP Note. On April 20, 2020, Pursuant to the PSP Agreement and in connection with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion under the Payroll Support Program of the CARES Act, UAL issued a promissory note to the U.S. Treasury Department evidencing senior unsecured indebtedness of UAL in the initial principal amount of approximately $714.0 million. The principal amount of the PSP Note will increase in an amount equal to 30% of any disbursement made by the U.S. Treasury Department to United under the PSP Agreement after the initial issuance date. The aggregate principal amount of the PSP Note after all disbursements will be approximately $1.5 billion.

The PSP Note is guaranteed by United and will mature ten years after issuance on April 20, 2030. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, or if certain subsidiaries are formed or acquired, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note. UAL may, at its option, prepay the PSP Note, at any time, and from time to time, at par. UAL is required to prepay the PSP Note upon the occurrence of certain change of control triggering events. The PSP Note does not require any amortization and is to be repaid in full on the maturity date.
Interest on the PSP Note is payable semi-annually in arrears on the last business day of March and September of each year beginning on September 30, 2020 at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10.
As of March 31, 2020, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at March 31, 2020 under then-outstanding long-term debt agreements (in millions):

Last nine months of 2020	$1,181
2021	3,948
2022	1,799
2023	849
2024	3,155
After 2024	6,524
$17,456

NOTE 11 - SPECIAL CHARGES
For the three months ended March 31, special charges, certain credit losses and unrealized gains and losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Impairment of assets	$50	$8
Severance and benefit costs	—	6
(Gains) losses on sale of assets and other special charges	13	4
Total operating special charges	63	18
Nonoperating credit loss on BRW Term Loan and related guarantee	697	—
Nonoperating unrealized (gains) losses on investments	319	(17)
Total special charges, credit losses and unrealized (gains) losses on investments, net	1,079	1
Income tax benefit, net of valuation allowance	(14)	—
Total special charges, credit losses and unrealized (gains) losses on investments, net of income taxes	$1,065	$1

2020
Impairment of assets. United assesses its goodwill and intangible assets for potential impairment on an annual basis as of October 1, and on an interim basis if there are indicators that an impairment of goodwill or the intangible assets may have occurred. In the first quarter of 2020, the Company evaluated its goodwill and intangible assets for possible impairments due to the impact of the COVID-19 pandemic on UAL's market capitalization and cash flow projections. For goodwill and certain of its intangible assets, including the Company's China routes, London-Heathrow slots, alliances and the United trade name and logo, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value and, in the case of goodwill, comparing the Company's fair value to its carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will remain suppressed for the remainder of 2020 and likely into 2021. These assumptions are inherently uncertain as they relate to future events and circumstances. In light of the ongoing impact of the COVID-19 pandemic on both the U.S. and global economies, and the significant, sustained impact on the demand for travel, the exact timing of the recovery from the COVID-19 pandemic, and the speed at which such recovery could occur, continues to remain uncertain and could result in additional impairment charges in the future. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
As a result of the impairment assessments, the Company determined that its China routes fair value was $1.1 billion, which was lower than the carrying value of these routes. As a result, during the three months ended March 31, 2020, the Company recorded a $50 million impairment for its China routes which was primarily caused by the COVID-19 pandemic and the Company's subsequent suspension of flights to China. The China routes are subject to provisions that require the Company to maintain a certain level of flying to maintain its rights to use the routes. The Company has received waivers from the Chinese government to retain its rights to continue operating the routes despite the suspension of flying and we expect to continue to receive waivers until flying resumes. No other impairments were recorded.
In response to decreased demand caused by the COVID-19 pandemic, the Company has temporarily grounded certain of its mainline fleet. As required under relevant accounting standards, United performed forecasted cash flow analyses and determined that as of March 31, 2020 the carrying value of the tested fleets is recoverable from future cash flows expected to be generated by those fleets. To determine whether impairments exist for active and temporarily parked aircraft, we group assets at the fleet-type level. To the extent we make decisions to permanently ground any of our fleet, or our estimates of future cash flows generated by our fleet change, we may be required to record impairment charges in future periods.
Gains (loss) on sale of other assets and other special charges. During the three months ended March 31, 2020, the Company recorded a $10 million one-time special charge related to the wind-down of the capacity purchase agreement with Trans States Airlines, LLC and $3 million for costs related to the transition of fleet types within other regional carrier contracts.
Nonoperating credit loss on BRW Term Loan and related guarantee. During the three months ended March 31, 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and related guarantee. United recorded the allowance based on United's assessment of AVH's financial uncertainty due to its high level of leverage and the fact that the airline has currently ceased operations due to the COVID-19 pandemic. BRW's equity and BRW's holdings of AVH equity are secured as a pledge under the BRW Term Loan, which is currently in default.
Nonoperating unrealized gains (losses) on investments, net. During the three months ended March 31, 2020, the Company recorded losses of $319 million primarily for the $293 million decrease in the market value of its investment in Azul and $24 million for the decrease in fair value of the AVH Derivative Assets.
2019
Impairment of assets. During the three months ended March 31, 2019, the Company recorded an $8 million fair value adjustment for aircraft purchased off lease.
Severance and benefit costs. During the three months ended March 31, 2019, the Company recorded $2 million of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the IBT and management severance of $4 million.
Nonoperating unrealized gains (losses) on investments, net. During the three months ended March 31, 2019, the Company recorded gains of $14 million for the change in the market value of its equity investment in Azul and gains of $3 million for the change in fair value of the AVH Derivative Assets.

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
Impact of COVID-19 and Outlook
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China, and the World Health Organization (the "WHO") subsequently declared COVID-19 a "Public Health Emergency of International Concern." As a result of COVID-19, the U.S. Department of State issued a Level 4 "do not travel" advisory for China and subsequently issued multiple Level 3 "reconsider travel" advisories for other jurisdictions, including Italy and South Korea.
On March 11, 2020, the WHO declared COVID-19 a "pandemic" and the U.S. Department of State issued a global Level 3 "reconsider travel" advisory for all travel abroad. On March 13, 2020, the U.S. government declared a national emergency. On March 19, 2020, the U.S. Department of State issued a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. The U.S. government has also implemented enhanced screenings, mandatory 14-day quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from Europe, Mexico and Canada, and many foreign and U.S. state governments have instituted similar measures (including travel restrictions to and within the European Union) and declared states of emergency.
As of April 15, 2020, approximately 316 million people in at least 42 states, the District of Columbia and Puerto Rico were under instructions to stay home or "shelter in place," and to avoid any non-essential travel. In the United States and other locations around the world, public events, such as conferences, sporting events and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations and schools and businesses are operating with remote attendance, among other actions. Other governmental restrictions and regulations in the future in response to COVID-19 could include additional travel restrictions (including restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector have issued and may continue to issue non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. The decline in demand caused a material deterioration in our revenues in the first quarter, resulting in a first quarter net loss of $1.7 billion. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted; however, the Company currently expects our results of operations for full-year 2020 to be materially impacted and that we will incur a net loss for full-year 2020. For planning purposes, the Company has assumed that demand will remain suppressed for the remainder of 2020 and likely into 2021.
In response to decreased demand, the Company cut, relative to 2019 scheduled capacity, approximately 80% of its scheduled capacity for April 2020 and approximately 90% of its scheduled capacity for May 2020, with similar cuts expected for June

2020. The Company plans to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand.
The Company has taken a number of actions in response to decreased demand. In addition to the schedule reductions discussed above, the Company has:

•	reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 (including by postponing projects deemed non-critical to the Company's operations);

•	suspended share repurchases under its share repurchase program on February 24, 2020 and subsequently terminated its share repurchase program on April 24, 2020;

•	entered into approximately $3.0 billion in secured term loan facilities and new aircraft financings;

•	raised approximately $1.1 billion in cash proceeds in an underwritten public offering of 43,175,000 shares of UAL common stock;

•	entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction;

•	temporarily grounded certain of its mainline fleet; and

•
taken a number of human capital management actions, including, among other items, the Company's Chief Executive Officer and President temporarily waived 100% of their respective base salaries, other officers temporarily waived 50% of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for management and administrative employees and the Company offered voluntary unpaid leaves of absence.

The Company continues to focus on reducing expenses and managing its liquidity. The Company currently expects daily cash burn during the second quarter of 2020 to average between $40 million and $45 million. For this purpose, "cash burn" is defined as net cash from operations, less investing and financing activities. Proceeds from the issuance of new debt (excluding expected aircraft financing), government grants associated with the Payroll Support Program of the CARES Act (defined below) and issuance of new UAL common stock are not included in this figure. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals, and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion pursuant to the Payroll Support Program under the CARES Act. These funds will be used to pay for the salaries and benefits of United employees. Approximately $3.5 billion of the $5.0 billion will be a direct grant and approximately $1.5 billion will be in the form of a 10-year senior unsecured promissory note (the "PSP Note").
Under the PSP Agreement, the Company and its business are subject to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain U.S. employment levels through September 30, 2020 and certain limitations on executive compensation.
In connection with entering into the PSP Agreement, on April 20, 2020, UAL issued the PSP Note to the U.S. Treasury Department evidencing senior unsecured indebtedness of UAL in the initial principal amount of approximately $714.0 million. The principal amount of the PSP Note will increase in an amount equal to 30% of any disbursement made by the U.S. Treasury Department to United under the PSP Agreement after the initial issuance date. The PSP Note is guaranteed by United and will mature ten years after issuance on April 20, 2030. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, or if certain subsidiaries are formed or acquired, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note. UAL may, at its option, prepay the PSP Note, at any time, and from time to time, at par. UAL is required to prepay the PSP Note upon the occurrence of certain change of control triggering events. The PSP Note does not require any amortization and is to be repaid in full on the maturity date.
Interest on the PSP Note is payable semi-annually in arrears on the last business day of March and September of each year beginning on September 30, 2020 at a rate of 1.00% in years one through five, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years six through ten.

On April 20, 2020, UAL also entered into a warrant agreement with the U.S. Treasury Department, pursuant to which UAL agreed to issue to the U.S. Treasury Department warrants to purchase up to approximately 4.6 million shares of common stock, pro rata in conjunction with increases to the principal amount outstanding under the PSP Note (the "PSP Warrants"), with an initial issuance of warrants to purchase up to approximately 2.3 million shares of common stock. The PSP Warrants will have a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020). The PSP Warrants will expire five years after issuance, and are exercisable either through net share settlement, in cash or in shares of common stock, at UAL's option. The PSP Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP Warrants, PSP Warrant holders do not have any voting rights.
On April 21, 2020, the Company received approximately $2.5 billion of the expected $5.0 billion through the Payroll Support Program under the CARES Act.
On April 17, 2020, the Company submitted an application to the Loan Program under the CARES Act. Under the Loan Program, the Company expects to have the ability, through September 30, 2020, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If the Company borrows any amounts under the Loan Program, UAL expects to issue to the U.S. Treasury Department warrants to purchase shares of UAL common stock. For example, if the Company borrows the full amount currently available of $4.5 billion, the Company would issue warrants to purchase approximately 14.2 million shares of UAL common stock at a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020), on the same terms as the PSP Warrants. If the Company borrows less than the full amount, the amount of warrants issued would be reduced by a proportional amount.
In connection with any borrowings under the Loan Program, the Company and its business will be subject to certain restrictions, including, but not limited to, certain of the restrictions described above with respect to the PSP Agreement.
First Quarter Highlights

•	First quarter 2020 net loss was $1.7 billion, which includes special charges, credit losses and unrealized losses on investments of approximately $1.1 billion.

•	Passenger revenue decreased 19.0% to $7.1 billion during the first quarter of 2020 as compared to the first quarter of 2019.

•
Traffic and capacity decreased 18.6% and 7.2%, respectively, during the first quarter of 2020 as compared to the first quarter of 2019. The Company's passenger load factor for the first quarter of 2020 was 70.9%.

•	The Company entered into $2.5 billion in term loan facilities secured by certain aircraft and certain spare parts. The full amounts of the facilities were borrowed.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2020 as compared to the corresponding period in 2019.
First Quarter 2020 Compared to First Quarter 2019
The Company recorded a net loss of $1.7 billion in the first quarter of 2020 as compared to net income of $292 million in the first quarter of 2019. The Company considers a key measure of its performance to be operating income (loss), which was a $972 million loss for the first quarter of 2020, as compared to income of $495 million for the first quarter of 2019, a $1.5 billion decrease year-over-year, primarily as a result of the global COVID-19 pandemic. Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Operating revenue	$7,979	$9,589	$(1,610)	(16.8)
Operating expense	8,951	9,094	(143)	(1.6)
Operating income (loss)	(972)	495	(1,467)	NM
Nonoperating income (expense)	(1,142)	(128)	1,014	NM
Income tax expense (benefit)	(410)	75	(485)	NM
Net income (loss)	$(1,704)	$292	$(1,996)	NM

Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2020	2019	Increase (Decrease)	% Change
Passengers (thousands) (a)	30,359	36,454	(6,095)	(16.7)
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	43,229	53,097	(9,868)	(18.6)
Available seat miles ("ASMs" or "capacity") (millions) (c)	60,938	65,645	(4,707)	(7.2)
Passenger load factor (d)	70.9%	80.9%	(10.0) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	11.59	13.29	(1.70)	(12.8)
Average yield per revenue passenger mile ("Yield") (cents) (e)	16.34	16.43	(0.09)	(0.5)
Cargo ton miles ("CTM") (millions) (f)	683	805	(122)	(15.2)
Cost per available seat mile ("CASM") (cents)	14.69	13.85	0.84	6.1
Average price per gallon of fuel, including fuel taxes	$1.90	$2.05	$(0.15)	(7.3)
Fuel gallons consumed (millions)	910	985	(75)	(7.6)
Average full-time equivalent employees	90,766	88,730	2,036	2.3
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Passenger revenue	$7,065	$8,725	$(1,660)	(19.0)
Cargo	264	286	(22)	(7.7)
Other operating revenue	650	578	72	12.5
Total operating revenue	$7,979	$9,589	$(1,610)	(16.8)
The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2019:
	Domestic	Atlantic	Pacific	Latin	Total
Average fare per passenger	—%	(4.8)%	(6.3)%	3.2%	(2.8)%
Passengers	(16.1)%	(15.3)%	(34.5)%	(14.4)%	(16.7)%
RPMs (traffic)	(15.9)%	(11.2)%	(36.8)%	(15.4)%	(18.6)%
ASMs (capacity)	(2.2)%	(3.4)%	(28.6)%	(5.8)%	(7.2)%
Passenger load factor (points)	(11.6)	(6.0)	(9.2)	(8.5)	(10.0)
Passenger revenue decreased $1.7 billion, or 19.0%, in the first quarter of 2020 as compared to the year-ago period primarily due to the impacts of the worldwide spread of COVID-19 and the associated shelter-in-place directives and travel restrictions.
Other operating revenue increased $72 million, or 12.5%, in the first quarter of 2020 as compared to the year-ago period primarily due to improved MileagePlus revenue as a result of the amendment of the co-brand agreement with JPMorgan Chase Bank, N.A.
.

Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Salaries and related costs	$2,955	$2,873	$82	2.9
Aircraft fuel	1,726	2,023	(297)	(14.7)
Regional capacity purchase	737	688	49	7.1
Landing fees and other rent	623	588	35	6.0
Depreciation and amortization	615	547	68	12.4
Aircraft maintenance materials and outside repairs	434	408	26	6.4
Distribution expenses	295	360	(65)	(18.1)
Aircraft rent	50	81	(31)	(38.3)
Special charges	63	18	45	NM
Other operating expenses	1,453	1,508	(55)	(3.6)
Total operating expenses	$8,951	$9,094	$(143)	(1.6)
Salaries and related costs increased $82 million, or 2.9%, in the first quarter of 2020 as compared to the year-ago period primarily due to contractually higher pay rates, higher benefit expenses and a 2.3% increase in average full-time equivalent employees, partially offset by decreases in employee incentive compensation due to the impact of COVID-19 on first quarter 2020 results.
Aircraft fuel expense decreased by $297 million, or 14.7%, in the first quarter of 2020 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended March 31, 2020 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2020	2019	% Change	2020	2019	% Change
Fuel expense	$1,726	$2,023	(14.7)%	$1.90	$2.05	(7.3)%
Total fuel consumption (gallons)	910	985	(7.6)%
Regional capacity purchase increased $49 million, or 7.1%, in the first quarter of 2020 as compared to the year-ago period primarily due to higher regional capacity of 2.4% and higher rates.
Landing fees and other rent increased $35 million, or 6.0%, in the first quarter of 2020 as compared to the year-ago period primarily due to $45 million of rent credits received in 2019.
Depreciation and amortization increased $68 million, or 12.4%, in the first quarter of 2020 as compared to the year-ago period primarily due to additions of aircraft, upgrades to aircraft interiors and increases in technology infrastructure.
Aircraft maintenance materials and outside repairs increased $26 million, or 6.4%, in the first quarter of 2020 as compared to the year-ago period primarily due to the timing of airframe maintenance events.
Distribution expenses decreased $65 million, or 18.1%, in the first quarter of 2020 as compared to the year-ago period primarily due to lower credit card fees as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Aircraft rent decreased $31 million, or 38.3%, in the first quarter of 2020 as compared to the year-ago period, primarily due to the purchase of leased aircraft.
Details of the Company's special charges include the following for the three months ended March 31 (in millions):

	2020	2019
Impairment of assets	$50	$8
Severance and benefit costs	—	6
(Gains) losses on sale of assets and other special charges	13	4
Special charges	$63	$18

See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Interest expense	$(171)	$(188)	$(17)	(9.0)
Interest capitalized	21	22	(1)	(4.5)
Interest income	26	29	(3)	(10.3)
Unrealized gains (losses) on investments, net	(319)	17	(336)	NM
Miscellaneous, net	(699)	(8)	691	NM
Total	$(1,142)	$(128)	$1,014	NM
Unrealized losses on investments, net, were $319 million in the first quarter of 2020 as compared to a $17 million gain in the year-ago period, primarily due to a decrease in the market value of the Company's equity investment in Azul and a decrease in the fair value of the AVH Derivative Assets. See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Miscellaneous, net increased $691 million in the first quarter of 2020 as compared to the year-ago period, primarily due to the credit loss allowances associated with the BRW Term Loan and related guarantee. See Notes 7, 9 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of March 31, 2020, the Company had $5.2 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.9 billion at December 31, 2019. As of March 31, 2020, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Amended and Restated Credit and Guaranty Agreement ("Revolving Credit Agreement") available for borrowings. At March 31, 2020, the Company also had $106 million of restricted cash and cash equivalents, which primarily consisted of collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. In response to decreased demand, the Company cut, relative to 2019 scheduled capacity, approximately 80% of its scheduled capacity for April 2020 and approximately 90% of its scheduled capacity for May 2020, with similar cuts expected for June 2020. The Company plans to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand.
The Company has taken a number of actions in response to decreased demand. In addition to the schedule reductions discussed above, the Company has:

•	reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 (including by postponing projects deemed non-critical to the Company's operations);

•	suspended share repurchases under its share repurchase program on February 24, 2020 and subsequently terminated its share repurchase program on April 24, 2020;

•	entered into approximately $3.0 billion in secured term loan facilities and new aircraft financings;

•	raised approximately $1.1 billion in cash proceeds in an underwritten public offering of 43,175,000 shares of UAL common stock;

•	entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction;

•	temporarily grounded certain of its mainline fleet; and

•
taken a number of human capital management actions, including, among other items, the Company's Chief Executive Officer and President temporarily waived 100% of their respective base salaries, other officers temporarily waived 50% of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for management and administrative employees and the Company offered voluntary unpaid leaves of absence.
On April 20, 2020, United entered into the PSP Agreement with the U.S. Treasury Department, which will provide the Company with total funding of approximately $5.0 billion under the Payroll Support Program of the CARES Act. On April 21, 2020, the Company received approximately $2.5 billion of the expected $5.0 billion and expects to receive the balance from May to July of 2020. The Company also submitted an application to the Loan Program under the CARES Act, pursuant to which the Company expects to have the ability, through September 30, 2020, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years.
As of April 29, 2020, the Company had approximately $9.6 billion of cash, cash equivalents, short-term investments and undrawn amounts, including $2 billion under the undrawn revolving credit facility of the Revolving Credit Agreement.
We have a significant amount of fixed obligations, including debt and leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2020, the Company had approximately $17.7 billion of debt and finance lease obligations, including $4.1 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of March 31, 2020, our current liabilities exceeded our current assets by approximately $8.2 billion. At March 31, 2020, $5.3 billion of current liabilities related to tickets sold to passengers for travel beyond March 31, 2020. While we expect many of those passengers to travel, canceling flights could result in a significant amount of refunds or the issuance of electronic travel certificates which can be applied towards the purchase of future tickets.
As of March 31, 2020, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2020	2021	After 2021
Airbus A321XLR	50	—	—	50
Airbus A350	45	—	—	45
Boeing 737 MAX	171	(b)	(b)	(b)
Boeing 787	19	11	8	—
Embraer E175	20	16	4	—
(a) United also has options and purchase rights for additional aircraft.
(b) Deliveries of Boeing 737 MAX aircraft have been delayed due to the FAA Order (defined below). If the FAA Order is lifted in 2020, the Company currently expects to take delivery of approximately 16 Boeing 737 MAX aircraft in 2020 and approximately 24 in 2021.

The aircraft listed in the table above are scheduled for delivery through 2030. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. The Company may assign the purchase obligation for each of the 20 Embraer E175 aircraft to one of its regional partners at the time of such aircraft's delivery, subject to certain conditions.
Following the Federal Aviation Administration ("FAA") order issued on March 13, 2019 prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators ("FAA Order"), Boeing suspended deliveries of new Boeing 737 MAX aircraft. As a result, scheduled deliveries of Boeing 737 MAX series aircraft have been delayed, and the Company expects these delays to continue. The extent of the delay to the scheduled deliveries of new Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors.
In the first quarter of 2020, the Company exercised options for the purchase of seven new Boeing 787 aircraft which are expected to be delivered in 2021. United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 18 used Boeing 737-700 aircraft with expected delivery dates through 2021.
On April 17, 2020, United entered into an agreement with BOC Aviation (USA) Corporation ("BOCA"), a subsidiary of BOC Aviation Limited, to finance through a sale and leaseback transaction six new Boeing model 787-9 aircraft and 16 new Boeing model 737-9 MAX aircraft which are currently subject to purchase agreements between United and Boeing and are scheduled to be delivered in 2020. United will assign its aircraft purchase agreement rights to BOCA with respect to each aircraft, and simultaneous with each BOCA purchase from Boeing, United will enter into a long-term lease for the aircraft with BOCA.
As of March 31, 2020, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments for approximately $25.1 billion, of which approximately $2.7 billion, $5.4 billion, $2.2 billion, $2.4 billion, $1 billion and $11.4 billion are due in the last nine months of 2020 and for the full year for 2021, 2022, 2023, 2024 and thereafter, respectively. The 2021 commitments reflect contractually scheduled deliveries for 2021 plus the Boeing 737 MAX deliveries that the Company currently expects will be deferred from 2020. To the extent the Company and Boeing agree to modify the timing of Boeing 737 MAX deliveries, the amount and timing of the Company's future capital commitments could change.
We must return to profitability and/or access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines. Financing may be necessary to satisfy the Company's capital commitments for its firm order aircraft and other related capital expenditures. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
As of March 31, 2020, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots, was pledged under various loan and other agreements. The Company has unencumbered assets, including aircraft, engines, spare parts and other physical assets, routes, slots and gates and MileagePlus assets, among other items, available to be pledged as collateral for future financings, if needed.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB-	Ba2	BB-
United	BB-	*	BB-
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
Sources and Uses of Cash
Operating Activities. Cash flows provided by operations were $63 million for the three months ended March 31, 2020 compared to $1.9 billion in the same period in 2019. The decrease is primarily attributable to a $1.5 billion decrease in operating income for the first three months of 2020 as compared to the same period in 2019.
Investing Activities. Capital expenditures were approximately $2.0 billion and $1.6 billion in the three months ended March 31, 2020 and 2019, respectively. Capital expenditures for the three months ended March 31, 2020 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.
Financing Activities. During the three months ended March 31, 2020, the Company made debt and finance lease payments of $253 million.
In the three months ended March 31, 2020, United received and recorded $2.5 billion from various new credit agreements and $328 million of proceeds as debt from the EETC pass-through trusts established in September 2019. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
Share Repurchase Programs. In the three months ended March 31, 2020, UAL repurchased approximately 4.3 million shares of UAL common stock in open market transactions for $0.3 billion. During January 2020, the Company completed its share repurchase program authorized by UAL's Board of Directors in December 2017. On February 24, 2020, following the spread of COVID-19 to Italy, the Company suspended share repurchases under its share repurchase program authorized by UAL's Board of Directors in July 2019. UAL's Board of Directors subsequently terminated this share repurchase program on April 24, 2020. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.

Commitments, Contingencies and Liquidity Matters. As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K") and in Part II, Item 1A. Risk Factors of this report, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments, contingencies and the ongoing impact of the COVID-19 pandemic.
See the 2019 Form 10-K and Notes 5, 6, 7, 8, 9, 10 and 11 to the financial statements contained in Part I, Item 1 of this report for additional information.

CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K.
FORWARD-LOOKING INFORMATION
Certain statements throughout Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, including statements regarding the potential impacts of the COVID-19 pandemic and steps the Company plans to take in response thereto, are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company's operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expects," "will," "plans," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "goals", "targets" and similar expressions are intended to identify forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the existing global COVID-19 pandemic and the outbreak of any other disease or similar public health threat that affects travel demand or travel behavior; the final terms of borrowing pursuant to the Loan Program under the CARES Act, if any, and the effects of the grant and promissory note through the Payroll Support Program under the CARES Act; the costs and availability of financing; our significant amount of financial leverage from fixed obligations and ability to seek additional liquidity and maintain adequate liquidity; our ability to comply with the terms of our various financing arrangements; the material disruption of our strategic operating plan as a result of COVID-19, and our ability to execute our strategic operating plans in the long term; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); risks of doing business globally, including instability and political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; our capacity decisions and the capacity decisions of our competitors; competitive pressures on pricing and on demand; changes in aircraft fuel prices; disruptions in our supply of aircraft fuel; our ability to cost-effectively hedge against increases in the price of aircraft fuel, if we decide to do so; the effects of any technology failures or cybersecurity or significant data breaches; disruptions to services provided by third-party service providers; potential reputational or other impact from adverse events involving our aircraft or operations, the aircraft or operations of our regional carriers or our code share partners or the aircraft or operations of another airline; our ability to attract and retain customers; the effects of any terrorist attacks, international hostilities or other security events, or the fear of such events; the mandatory grounding of aircraft in our fleet; disruptions to our regional network, as a result of the COVID-19 pandemic or otherwise; the impact of regulatory, investigative and legal proceedings and legal compliance risks; the success of our investments in other airlines, including in other parts of the world, which involve significant challenges and risks, particularly given the impact of the COVID-19 pandemic; industry consolidation or changes in airline alliances; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; disruptions in the availability of aircraft, parts or support from our suppliers; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; labor costs; the impact of any management changes; extended interruptions or disruptions in service at major airports where we operate; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements, environmental regulations and the United Kingdom's withdrawal from the European Union); the seasonality of the airline industry; weather conditions; the costs and availability of aviation and other insurance; our ability to realize the full value of our intangible assets and long-lived assets; any impact to our reputation or brand image; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of our 2019 Form 10-K, and Part II, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2020, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2020
During the three months ended March 31, 2020, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2019 Form 10-K for a description of legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2019 Form 10-K for a detailed discussion of the risk factors affecting UAL and United. As of March 31, 2020, there have been no material changes to those risk factors, except as set forth below:

The global pandemic resulting from a novel strain of coronavirus has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity, and the duration and spread of the pandemic could result in additional adverse impacts. The outbreak of another disease or similar public health threat in the future could also have an adverse effect on the Company's business, operating results, financial condition and liquidity.
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China, and the World Health Organization (the "WHO") subsequently declared COVID-19 a "Public Health Emergency of International Concern." As a result of COVID-19, the U.S. Department of State issued a Level 4 "do not travel" advisory for China and subsequently issued multiple Level 3 "reconsider travel" advisories for other jurisdictions, including Italy and South Korea. On March 11, 2020, the WHO declared COVID-19 a "pandemic" and the U.S. Department of State issued a global Level 3 "reconsider travel" advisory for all travel abroad. On March 13, 2020, the U.S. government declared a national emergency. On March 19, 2020, the U.S. Department of State issued a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. The U.S. government has also implemented enhanced screenings, mandatory 14-day quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from Europe, Mexico and Canada, and many foreign and U.S. state governments have instituted similar measures (including travel restrictions to and within the European Union) and declared states of emergency.
As of April 15, 2020, approximately 316 million people in at least 42 states, the District of Columbia and Puerto Rico were under instructions to stay home or "shelter in place," and to avoid any non-essential travel. In the United States and other locations around the world, public events, such as conferences, sporting events and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations and schools and businesses are operating with remote attendance, among other actions.
Other governmental restrictions and regulations in the future in response to COVID-19 could include additional travel restrictions (including restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector have issued and may continue to issue non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. The decline in demand caused a material deterioration in our revenues in the first quarter of 2020, resulting in a first quarter net loss of $1.7 billion. The Company currently expects our results of operations for full-year 2020 to be materially impacted and that we will incur a net loss for full-year 2020. For planning purposes, the Company has assumed that demand will remain suppressed for the remainder of 2020 and likely into 2021.
In response to decreased demand, the Company cut, relative to 2019 scheduled capacity, approximately 80% of its scheduled capacity for April 2020 and approximately 90% of its scheduled capacity for May 2020, with similar cuts expected for June 2020. The Company plans to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand.
The Company has taken a number of actions in response to decreased demand. In addition to the schedule reductions discussed above, the Company has reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 (including by postponing projects deemed non-critical to the Company's operations), suspended share repurchases under its share repurchase program and subsequently terminated the program, entered into approximately $3.0 billion in secured term loan facilities and new aircraft financings, raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock, entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction, temporarily grounded certain of its mainline fleet and taken a number of human capital management actions.
The Company continues to focus on reducing expenses and managing its liquidity. The Company currently expects daily cash burn during the second quarter of 2020 to average between $40 million and $45 million. For this purpose, "cash burn" is defined as net cash from operations, less investing and financing activities. Proceeds from the issuance of new debt (excluding expected aircraft financing), government grants associated with the Payroll Support Program of the CARES Act (defined below) and issuance of new UAL common stock are not included in this figure. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
On April 20, 2020, in connection with the Payroll Support Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), United entered into a Payroll Support Program Agreement with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion. Of the $5.0 billion, approximately $3.5 billion will be in the form of a direct grant and approximately $1.5 billion will be in the form of a low interest 10-year senior unsecured promissory note. On April 21, 2020, the Company received approximately $2.5 billion of the expected $5.0 billion through the Payroll Support Program under the CARES Act. The Company also expects to have the ability, through September 30, 2020, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years pursuant to the Loan Program under the CARES Act. The grants and/or loans under the CARES Act will subject the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain employment levels through September 30, 2020, requirements to issue warrants for UAL common stock to the U.S. Treasury Department and certain limitations on executive compensation. The substance and duration of these restrictions will materially affect the Company's operations, and the Company may not be successful in managing these impacts. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.
The Company may also take additional actions to improve its financial position, including measures to improve liquidity, such as the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature and could result in significant additional borrowing. The Company's reduction in expenditures, measures to improve liquidity or other strategic actions that the Company may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and the Company will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on the Company's business, operating results and financial condition.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact of COVID-19 on the financial health and operations of the Company's business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has had a material impact on the Company, and the continuation of reduced demand could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.
In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on the Company's business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.
The Company has a significant amount of financial leverage from fixed obligations and intends to seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.
The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured loan facilities and other facilities, and other material cash obligations. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company currently intends to continue to seek material amounts of additional financial liquidity in the short-term, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, the Company has received financial assistance that is available to the airline industry under the CARES Act, which financial assistance subjects the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain employment levels through September 30, 2020, requirements to issue warrants for UAL common stock to the U.S. Treasury Department and certain limitations on executive compensation.
Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in the Company's 2019 Form 10-K, as updated by this report, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company might not be able to timely pay its leases and debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. Moreover, as a result of the Company's recent financing activities in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on the Company as it continues to seek additional liquidity. In addition, the Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the effect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future.  Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties may require collateral.
The Company's substantial level of indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impacts of COVID-19, and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, which has been reduced as a result of the $2.75 billion in secured term loan facilities entered into since the beginning of fiscal year 2020 and may be further reduced as the Company continues to seek material amounts of additional financial liquidity, together with the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry specifically, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.
In addition, as of April 30, 2020, the Company had $7.2 billion in variable rate indebtedness, all or a portion of which uses London interbank offered rates ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to the Company's variable interest indebtedness increase, the Company's interest expense will also increase, which could make it difficult for the Company to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.
See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of March 31, 2020.
COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating plans in the long-term.
COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating plans in the long-term. In recent years, we have announced several strategic operating plans, including several revenue-generating initiatives and plans to optimize our revenue, such as our plans to add capacity, including international expansion and new or increased service to mid-size airports, initiatives and plans to optimize and control our costs and opportunities to enhance our segmentation and improve the customer experience at all points in air travel. In developing our strategic operating plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. For example, in 2019, our capacity growth was lower than planned due to the grounding of Boeing 737 MAX aircraft, among other factors, which adversely impacted our ability to execute our strategic operating plans. In 2020, demand has been, and is expected to continue to be, significantly impacted by COVID-19, which has materially disrupted the timely execution of our strategic operating plans, including plans to add capacity in 2020. If we do not successfully execute or adjust our strategic operating plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.
The mandatory grounding of the Boeing 737 MAX aircraft may have a material adverse effect on our business, operating results and financial condition.
On March 13, 2019, the Federal Aviation Administration (the "FAA") issued an emergency order prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators (the "FAA Order"). As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet, and Boeing also suspended deliveries of new Boeing 737 MAX series aircraft. The Company does not know whether, on what conditions or when the MAX grounding will end. The long-term operational and financial impact of this grounding is uncertain and could negatively affect the Company based on a number of factors, including, among others, the period of time the aircraft are unavailable, the availability of replacement aircraft, to the extent needed, and the circumstances of any reintroduction of the grounded aircraft to service.
In 2019, the grounding affected the delivery of 16 Boeing 737 MAX aircraft that were scheduled for delivery and were not delivered, and it is also expected to affect the timing of future Boeing 737 MAX aircraft deliveries, including the Boeing 737 MAX aircraft that the Company planned to take delivery in 2020. The extent of the delay of future deliveries is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors, and these factors could be significantly impacted by the COVID-19 pandemic.
In response to the grounding, the Company has made adjustments to its flight schedule and operations, including substituting replacement aircraft on routes originally intended to be flown by Boeing 737 MAX aircraft. In 2019, the grounding impacted the Company's ability to implement its strategic growth strategy, reducing the Company's scheduled capacity from its planned capacity, and resulted in increased costs as well as lower operating revenue. The Company had discussions with Boeing regarding compensation from Boeing for the Company's financial damages related to the grounding of the airline's Boeing 737 MAX aircraft, and in March 2020, the Company entered into a confidential settlement with Boeing with respect to compensation for financial damages incurred in 2019.
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
Although the Company has agreements with its regional carriers that include contractually agreed performance metrics, each regional carrier is a separately certificated commercial air carrier, and the Company does not control the operations of these carriers. A number of factors may impact the Company's regional network, including weather-related effects and seasonality. In addition, the decrease in qualified pilots driven by changes to federal regulations has adversely impacted and could continue to affect the Company's regional flying. For example, the FAA's expansion of minimum pilot qualification standards, including a requirement that a pilot have at least 1,500 total flight hours, as well as the FAA's revised pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations, have contributed to a smaller supply of pilots available to regional carriers. The decrease in qualified pilots resulting from the regulations as well as factors including a decreased student pilot population and a shrinking U.S. military from which to hire qualified pilots, could adversely impact the Company's operations and financial condition, and could also require the Company to reduce regional carrier flying.
The significant decline in demand for air travel services resulting from the COVID-19 pandemic has also materially impacted demand for regional carrier services and, as a result, the Company's utilization of its regional network is significantly reduced and is expected to remain so for the foreseeable future.  We expect the disruption to services resulting from the COVID-19 pandemic to adversely affect our regional carriers, some of whom may declare bankruptcy or otherwise cease to operate, and we may also incur damages to our regional carriers under our agreements with them.  If, as a result of the COVID-19 pandemic or another significant disruption to our regional network, one or more of the regional carriers with which the Company has relationships is unable to perform its obligations over an extended period of time, there could be a material adverse effect on the Company's business, operating results and financial condition.
Our significant investments in other airlines, including in other parts of the world, and the commercial relationships that we have with those carriers may not produce the returns or results we expect.
An important part of our strategy to expand our global network includes making significant investments in airlines both domestically and in other parts of the world and expanding our commercial relationships with these carriers. For example, in January 2019, we completed the acquisition of a 49.9% interest in ManaAir LLC, which, as of immediately following the closing of that investment, owns 100% of the equity interests in ExpressJet Airlines LLC, a domestic regional airline. We also have minority equity interests in CommutAir and Republic Airways Holdings Inc. See Note 9 to the financial statements included in Part II, Item 8 of the Company's 2019 Form 10-K for additional information regarding our investments in regional airlines. We also have significant investments in Latin American airlines, including significant investments in Avianca Holdings, S.A. ("AVH") and BRW Aviation LLC ("BRW"), an affiliate of Synergy Aerospace Corporation and the majority shareholder of AVH, and an equity investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"). In the future, our regional and global business strategy could include entering into joint business arrangements ("JBAs"), commercial agreements and strategic alliances with other carriers, and possibly making loan transactions with, and non-controlling investments in, such carriers.
These transactions and relationships involve significant challenges and risks, and we face competition in forming and maintaining these relationships, since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships. We are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, each is a separately certificated commercial air carrier, and we do not have control over their operations, strategy, management or business methods. And not only are these airlines subject to a number of the same risks as our business, which are described by the risk factors discussed in the Company's 2019 Form 10-K, as updated by this report, including the impact of the COVID-19 pandemic, competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, they are also subject to their own distinct financial and operational risks.
As a result of these and other factors, we may not realize satisfactory returns on our investments, and we may not receive repayment of any invested or loaned funds. Further, these investments may not generate the revenue or operational synergies we expect, and they may distract management focus from our operations or other strategic options. Finally, our reliance on these other carriers in the regions in which they operate may negatively impact our regional and global operations and results if those carriers continue to be impacted by the COVID-19 pandemic and other general business risks discussed above or perform below our expectations or needs and are not able to effectively mitigate these impacts or restore performance levels. Any one or more of these events could have a material adverse effect on our operating results or financial condition.  See Note 8 and Note 9 to the financial statements included in Part II, Item 8 of the Company's 2019 Form 10-K for additional information regarding our investments in AVH and Azul, respectively. See also the additional risks with respect to our investment in AVH described in this report.
We may also be subject to consequences from any illegal conduct of JBA partners, including for failure to comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act. Furthermore, our relationships with these carriers may be subject to the laws and regulations of non-U.S. jurisdictions in which these carriers are located or conduct business. In addition, any political or regulatory change in these jurisdictions that negatively impacts or prohibits our arrangements with these carriers could have an adverse effect on our operating results or financial condition. To the extent that the operations of any of these carriers are disrupted over an extended period of time (including as a result of the COVID-19 pandemic) or their actions subject us to the consequences of failure to comply with laws and regulations, our operating results may be adversely affected.
Our significant investments in AVH and its affiliates, and the commercial relationships that we have with Avianca may not produce the returns or results we expect.
In November 2018, as part of our global network strategy, United entered into a revenue-sharing JBA with Aerovías del Continente Americano S.A., a subsidiary of AVH ("Avianca"), Copa Airlines and several of their respective affiliates, subject to regulatory approval. Concurrently with this transaction, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC ("BRW Holding") and BRW, as guarantor and borrower, respectively. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which maybe be deposited with the depositary for AVH's

American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE"), in exchange for 64.5 million ADRs) (such shares and equity, collectively, the "BRW Loan Collateral"). In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland Holdings Limited, AVH's largest minority shareholder ("Kingsland"), pursuant to which United granted to Kingsland a right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest, and also guaranteed BRW's obligation to pay Kingsland the excess, if any, of $12 per ADR on the NYSE and such market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable (the "Cooperation Payment"), for an aggregate maximum possible combined put payment and guarantee amount of $217 million.  See Notes 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information regarding our obligations to Kingsland and their interrelationship with the BRW Term Loan Agreement.
BRW is currently in default under the BRW Term Loan Agreement. In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland, AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW, which remains the majority shareholder of AVH. After a hearing on September 26, 2019, a New York state court granted Kingsland summary judgment authorizing it to foreclose on the BRW Loan Collateral under the BRW Term Loan Agreement. Kingsland is continuing with the foreclosure process, which is expected to result in a judicially supervised sale of the BRW Loan Collateral. The New York state court also granted Kingsland's motion for a preliminary injunction that, among other things, enjoins BRW Holding from interfering with Kingsland's ability to exercise voting and other rights in certain equity interests in BRW. These rulings are intermediate steps in the judicial foreclosure process in New York and are subject to appeal, and the entire judicial foreclosure process in New York is currently delayed as a result of the COVID-19 pandemic. The repayment of the BRW Term Loan is dependent on this judicial foreclosure process, and there is no assurance that a judicial foreclosure sale will be completed, or, if completed, will result in the full satisfaction of all of the obligations under the BRW Term Loan, including the obligation to repay United for any payment made in respect of our guarantee of the Cooperation Payment.  In that regard, based on United's assessment of AVH's financial uncertainty due to its high level of leverage and the fact that Avianca has currently ceased operations as a consequence of the COVID-19 pandemic, the Company has recently recorded a $697 million expected credit loss allowance for the BRW Term Loan and the Cooperation Payment. In addition, our ability to enforce a deficiency judgment against BRW in the event that the proceeds from the sale of the BRW Loan Collateral in the judicial foreclosure are insufficient to repay the full amount of the BRW Term Loan may be limited.  Any of these circumstances may lead to a loss or delay in the repayment of the BRW Term Loan. Further, the amount we receive from the foreclosure sale of the BRW Loan Collateral may be inadequate to fully pay the amounts owed to us by BRW (including in respect of any payment we make in respect of the Cooperation Payment) and our costs incurred to foreclose, repossess and sell the property.
In November 2019, United entered into a senior secured convertible term loan agreement (the "AVH Convertible Loan Agreement") with, among others, AVH, as borrower, for the provision by the lenders thereunder (including United) to AVH of convertible term loans for general corporate purposes. In December 2019, United provided such a convertible term loan to AVH under the AVH Convertible Loan Agreement in the aggregate amount of $150 million (the "AVH Convertible Loan"). See Notes 8 and 13 to the financial statements included in Part II, Item 8 of the Company's 2019 Form 10-K for additional information regarding our investments in AVH and its affiliates and our guarantee of the Cooperation Payment, respectively.
These transactions and relationships involve significant challenges and risks, particularly given the impact of the COVID-19 pandemic, AVH's recent debt restructuring and the judicial foreclosure process to which the repayment of the BRW Term Loan is subject. While AVH has successfully carried out its debt restructuring plan to date, United's exposure to AVH's long-term financial condition has increased with the completion of the AVH Convertible Loan, and Avianca has subsequently been materially adversely affected by the precipitous drop in passenger traffic and scheduled flights resulting from the COVID-19 pandemic. While we work closely with Avianca in connection with the JBA, and have supported AVH by providing capital in the form of the AVH Convertible Loan, Avianca is a separately certificated commercial air carrier, and we do not have control over its or AVH's operations, strategy, management or business methods. Avianca is also subject to a number of the same risks as our business, which are described in the Company's 2019 Form 10-K, as updated by this report, including the impact of the COVID-19 pandemic, competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, as well as to its own distinct financial and operational risks.
In addition, the value of the BRW Loan Collateral and the collateral securing the AVH Convertible Loan is subject to market and other conditions. Changes in the aviation market may adversely affect the value of the BRW Loan Collateral and the collateral securing the AVH Convertible Loan and thereby lower the value to be derived from a foreclosure or other exercise of remedies with respect to the BRW Term Loan Agreement or the AVH Convertible Loan. As a result of these and other factors, including delays in foreclosure proceedings, we may not receive full (or any) repayment of our BRW Term Loan (including any payment we make in respect of the Cooperation Payment) or our AVH Convertible Loan, and we may be unable to realize the full (or any) value of the BRW Loan Collateral or the collateral securing the AVH Convertible Loan. As a consequence, we may not realize a satisfactory (or any) return on our invested or loaned funds with respect to AVH and its affiliates.
Further, these investments may not generate the revenue or operational synergies we expect, and they may distract management focus from our operations or other strategic options. Finally, our reliance on Avianca in the region in which it operates may negatively impact our global operations and results if AVH does not successfully recover from its debt restructuring or the COVID-19 pandemic, or is otherwise impacted by general business risks or performs below our expectations or needs. Any one or more of these events could have a material adverse effect on our operating results or financial condition.
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
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, in the first quarter of 2020, the Company recorded impairment charges of $50 million associated with its China routes as a result of the COVID-19 pandemic and the subsequent suspension of flights to China. In addition, in 2019 and 2018, the Company recorded impairment charges of $90 million and $206 million, respectively, associated with its Hong Kong routes, resulting in the full impairment of these assets. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of the Company's aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. An impairment loss could have a material adverse effect on the Company's financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2020:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
January 2020	1,957,752	$81.68	1,957,752	$2,949
February 2020	2,298,552	78.96	2,298,552	2,768
March 2020	—		—	2,768
Total	4,256,304		4,256,304
(a) In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock (the "2017 Share Repurchase Program"). During January 2020, the Company completed the 2017 Share Repurchase Program. In July 2019, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock (the "2019 Share Repurchase Program"). As of March 31, 2020, the Company had approximately $2.8 billion remaining to purchase shares under the 2019 Share Repurchase Program. On February 24, 2020, following the spread of COVID-19 to Italy, the Company suspended its share repurchases under the 2019 Share Repurchase Program, and, on April 24, 2020, UAL's Board of Directors terminated the 2019 Share Repurchase Program.
(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, these plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 286,842 shares were withheld under these plans in the first quarter of 2020 at an average price per share of $61.68. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

4.1	UAL United
Promissory Note, dated as of April 20, 2020, among UAL, United, as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed April 23, 2020, and incorporated herein by reference)

4.2	UAL
Warrant Agreement (including Form of Warrant), dated as of April 20, 2020, between UAL and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed April 23, 2020, and incorporated herein by reference)

10.1	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020, and incorporated herein by reference)

†10.2	UAL	Letter Agreement dated March 10, 2020 among Oscar Munoz, UAL and United related to salary waiver

†10.3	UAL	Letter Agreement dated March 10, 2020 among J. Scott Kirby, UAL and United related to salary waiver

10.4	UAL United
Term Loan Credit and Guaranty Agreement, dated as of March 9, 2020, among United, as borrower, UAL, as parent and a guarantor, the subsidiaries of UAL from time to time party thereto other than United, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL's Form 8-K filed March 12, 2020, and incorporated herein by reference)

10.5	UAL United
Term Loan Credit and Guaranty Agreement, dated as of March 20, 2020, among United, as borrower, UAL, as parent and a guarantor, the subsidiaries of UAL from time to time party thereto other than United, the lenders from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent (filed as Exhibit 10.1 to UAL's Form 8-K filed March 26, 2020, and incorporated herein by reference)

10.6	UAL United
Term Loan Credit and Guaranty Agreement, dated as of April 7, 2020, among United, as borrower, UAL, as parent and a guarantor, the subsidiaries of UAL from time to time party thereto other than United, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to UAL's Form 8-K filed April 13, 2020, and incorporated herein by reference)

ˆ10.7	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 03776, dated as of March 20, 2020, between The Boeing Company and United Airlines, Inc.

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

† Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United is permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items
^ Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	May 4, 2020	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2020	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	May 4, 2020	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2020	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)