Form 10-Q
period 2020-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2020-07-22
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 17, 2020 is shown below:

United Airlines Holdings, Inc.	290,983,657	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenue:
Passenger revenue	$681	$10,486	$7,746	$19,211
Cargo	402	295	666	581
Other operating revenue	392	621	1,042	1,199
Total operating revenue	1,475	11,402	9,454	20,991

Operating expense:
Salaries and related costs	2,170	3,057	5,125	5,930
Aircraft fuel	240	2,385	1,966	4,408
Regional capacity purchase	388	715	1,125	1,403
Landing fees and other rent	429	660	1,052	1,248
Depreciation and amortization	618	560	1,233	1,107
Aircraft maintenance materials and outside repairs	110	421	544	829
Distribution expenses	31	442	326	802
Aircraft rent	47	73	97	154
Special charges (credit)	(1,449)	71	(1,386)	89
Other operating expenses	528	1,546	1,981	3,054
Total operating expenses	3,112	9,930	12,063	19,024
Operating income (loss)	(1,637)	1,472	(2,609)	1,967

Nonoperating income (expense):
Interest expense	(196)	(191)	(367)	(379)
Interest capitalized	17	21	38	43
Interest income	11	38	37	67
Unrealized gains (losses) on investments, net	9	34	(310)	51
Miscellaneous, net	(207)	(20)	(906)	(28)
Total nonoperating expense, net	(366)	(118)	(1,508)	(246)
Income (loss) before income taxes	(2,003)	1,354	(4,117)	1,721
Income tax expense (benefit)	(376)	302	(786)	377
Net income (loss)	$(1,627)	$1,052	$(3,331)	$1,344
Earnings (loss) per share, basic	$(5.79)	$4.03	$(12.59)	$5.09
Earnings (loss) per share, diluted	$(5.79)	$4.02	$(12.59)	$5.07

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,627)	$1,052	$(3,331)	$1,344

Other comprehensive income (loss), net of tax:
Employee benefit plans	(501)	(17)	(542)	(10)
Investments and other	13	3	1	6
Total other comprehensive income (loss), net of tax	(488)	(14)	(541)	(4)

Total comprehensive income (loss), net	$(2,115)	$1,038	$(3,872)	$1,340

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$6,505	$2,762
Short-term investments	958	2,182
Receivables, less allowance for credit losses (2020 — $11; 2019 — $9)	857	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020 — $464; 2019 — $425)	955	1,072
Prepaid expenses and other	766	814
Total current assets	10,041	8,194
Operating property and equipment:
Flight equipment	37,339	35,421
Other property and equipment	8,350	7,926
Purchase deposits for flight equipment	1,624	1,360
Total operating property and equipment	47,313	44,707
Less — Accumulated depreciation and amortization	(15,578)	(14,537)
Total operating property and equipment, net	31,735	30,170

Operating lease right-of-use assets	4,738	4,758

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2020 — $1,467; 2019 — $1,440)	2,852	3,009
Restricted cash	73	106
Notes receivable, less allowance for credit losses (2020 — $553)	141	671
Investments in affiliates and other, net	798	1,180
Total other assets	8,387	9,489
Total assets	$54,901	$52,611
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$4,950	$4,819
Accounts payable	1,725	2,703
Frequent flyer deferred revenue	840	2,440
Accrued salaries and benefits	1,669	2,271
Current maturities of long-term debt	4,454	1,407
Current maturities of finance leases	93	46
Current maturities of operating leases	598	686
Payroll Support Program deferred credit	1,508	—
Other	558	566
Total current liabilities	16,395	14,938

Long-term debt	14,318	13,145
Long-term obligations under finance leases	316	220
Long-term obligations under operating leases	5,113	4,946

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,830	2,836
Postretirement benefit liability	957	789
Pension liability	2,221	1,446
Deferred income taxes	804	1,736
Other	1,430	1,024
Total other liabilities and deferred credits	10,242	7,831
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 290,982,216 and 251,216,381 shares at June 30, 2020 and December 31, 2019, respectively	3	3
Additional capital invested	7,307	6,129
Retained earnings	6,365	9,716
Stock held in treasury, at cost	(3,899)	(3,599)
Accumulated other comprehensive loss	(1,259)	(718)
Total stockholders' equity	8,517	11,531
Total liabilities and stockholders' equity	$54,901	$52,611

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net cash provided (used) by operating activities	$(67)	$4,625

Cash Flows from Investing Activities:
Capital expenditures, net of returns of purchase deposits on flight equipment	(1,998)	(2,467)
Purchases of short-term and other investments	(550)	(1,443)
Proceeds from sale of short-term and other investments	1,774	1,484
Other, net	14	(10)
Net cash used in investing activities	(760)	(2,436)

Cash Flows from Financing Activities:
Proceeds from issuance of short-term debt	2,750	—
Proceeds from issuance of long-term debt	1,669	996
Proceeds from equity issuance	1,135	—
Payments of long-term debt	(523)	(473)
Repurchases of common stock	(353)	(1,062)
Principal payments under finance leases	(41)	(63)
Capitalized financing costs	(48)	(30)
Other, net	(18)	(30)
Net cash provided (used) in financing activities	4,571	(662)
Net increase in cash, cash equivalents and restricted cash	3,744	1,527
Cash, cash equivalents and restricted cash at beginning of the period	2,868	1,799
Cash, cash equivalents and restricted cash at end of the period (a)	$6,612	$3,326

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$327	$220
Property and equipment acquired through other financial liabilities	280	—
Lease modifications and lease conversions	470	36
Right-of-use assets acquired through operating leases	48	99
Property and equipment acquired through finance leases	19	8

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$6,505	$3,221
Restricted cash (included in Prepaid expenses and other)	34	—
Restricted cash	73	105
Total cash, cash equivalents and restricted cash	$6,612	$3,326

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2020	247.3	$3	$6,096	$(3,901)	$7,991	$(771)	$9,418
Net loss	—	—	—	—	(1,627)	—	(1,627)
Other comprehensive loss	—	—	—	—	—	(488)	(488)
Stock settled share-based compensation	—	—	20	—	—	—	20
Sale of common stock	43.7	—	1,135	—	—	—	1,135
Warrants issued	—	—	57	—	—	—	57
Net treasury stock issued for share-based awards	—	—	(1)	2	1	—	2
Balance at June 30, 2020	291.0	$3	$7,307	$(3,899)	$6,365	$(1,259)	$8,517

Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531
Net loss	—	—	—	—	(3,331)	—	(3,331)
Other comprehensive loss	—	—	—	—	—	(541)	(541)
Stock settled share-based compensation	—	—	42	—	—	—	42
Sale of common stock	43.7	—	1,135	—	—	—	1,135
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Net treasury stock issued for share-based awards	0.5	—	(56)	42	(3)	—	(17)
Warrants issued	—	—	57	—	—	—	57
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at June 30, 2020	291.0	$3	$7,307	$(3,899)	$6,365	$(1,259)	$8,517

Balance at March 31, 2019	264.3	$3	$6,080	$(2,487)	$6,999	$(793)	$9,802
Net income	—	—	—	—	1,052	—	1,052
Other comprehensive income	—	—	—	—	—	(14)	(14)
Stock settled share-based compensation	—	—	17	—	—	—	17
Repurchases of common stock	(6.6)	—	—	(536)	—	—	(536)
Net treasury stock issued for share-based awards	—	—	(1)	1	(1)	—	(1)
Balance at June 30, 2019	257.7	$3	$6,096	$(3,022)	$8,050	$(807)	$10,320

Balance at December 31, 2018	269.9	$3	$6,120	$(1,993)	$6,715	$(803)	$10,042
Net income	—	—	—	—	1,344	—	1,344
Other comprehensive income	—	—	—	—	—	(4)	(4)
Stock settled share-based compensation	—	—	31	—	—	—	31
Repurchases of common stock	(12.7)	—	—	(1,063)	—	—	(1,063)
Net treasury stock issued for share-based awards	0.5	—	(55)	34	(9)	—	(30)
Balance at June 30, 2019	257.7	$3	$6,096	$(3,022)	$8,050	$(807)	$10,320

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenue:
Passenger revenue	$681	$10,486	$7,746	$19,211
Cargo	402	295	666	581
Other operating revenue	392	621	1,042	1,199
Total operating revenue	1,475	11,402	9,454	20,991

Operating expense:
Salaries and related costs	2,170	3,057	5,125	5,930
Aircraft fuel	240	2,385	1,966	4,408
Regional capacity purchase	388	715	1,125	1,403
Landing fees and other rent	429	660	1,052	1,248
Depreciation and amortization	618	560	1,233	1,107
Aircraft maintenance materials and outside repairs	110	421	544	829
Distribution expenses	31	442	326	802
Aircraft rent	47	73	97	154
Special charges (credit)	(1,449)	71	(1,386)	89
Other operating expenses	527	1,546	1,980	3,053
Total operating expense	3,111	9,930	12,062	19,023
Operating income (loss)	(1,636)	1,472	(2,608)	1,968

Nonoperating income (expense):
Interest expense	(196)	(191)	(367)	(379)
Interest capitalized	17	21	38	43
Interest income	11	38	37	67
Unrealized gains (losses) on investments, net	9	34	(310)	51
Miscellaneous, net	(208)	(20)	(906)	(28)
Total nonoperating expense, net	(367)	(118)	(1,508)	(246)
Income (loss) before income taxes	(2,003)	1,354	(4,116)	1,722
Income tax expense (benefit)	(377)	302	(786)	377
Net income (loss)	$(1,626)	$1,052	$(3,330)	$1,345

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,626)	$1,052	$(3,330)	$1,345

Other comprehensive income (loss), net of tax:
Employee benefit plans	(501)	(17)	(542)	(10)
Investments and other	13	3	1	6
Total other comprehensive income (loss), net of tax	(488)	(14)	(541)	(4)

Total comprehensive income (loss), net	$(2,114)	$1,038	$(3,871)	$1,341

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$6,505	$2,756
Short-term investments	958	2,182
Receivables, less allowance for credit losses (2020 — $11; 2019 — $9)	857	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020 — $464; 2019 — $425)	955	1,072
Prepaid expenses and other	766	814
Total current assets	10,041	8,188
Operating property and equipment:
Flight equipment	37,339	35,421
Other property and equipment	8,350	7,926
Purchase deposits for flight equipment	1,624	1,360
Total operating property and equipment	47,313	44,707
Less — Accumulated depreciation and amortization	(15,578)	(14,537)
Total operating property and equipment, net	31,735	30,170

Operating lease right-of-use assets	4,738	4,758

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2020 — $1,467; 2019 — $1,440)	2,852	3,009
Restricted cash	73	106
Notes receivable, less allowance for credit losses (2020 — $553)	141	671
Investments in affiliates and other, net	798	1,180
Total other assets	8,387	9,489
Total assets	$54,901	$52,605

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$4,950	$4,819
Accounts payable	1,725	2,703
Frequent flyer deferred revenue	840	2,440
Accrued salaries and benefits	1,669	2,271
Current maturities of long-term debt	4,454	1,407
Current maturities of finance leases	93	46
Current maturities of operating leases	598	686
Payroll Support Program deferred credit	1,508	—
Other	562	571
Total current liabilities	16,399	14,943

Long-term debt	14,318	13,145
Long-term obligations under finance leases	316	220
Long-term obligations under operating leases	5,113	4,946

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,830	2,836
Postretirement benefit liability	957	789
Pension liability	2,221	1,446
Deferred income taxes	832	1,763
Other	1,430	1,025
Total other liabilities and deferred credits	10,270	7,859
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2020 and December 31, 2019	—	—
Additional capital invested	30	—
Retained earnings	8,676	12,353
Accumulated other comprehensive loss	(1,259)	(718)
Receivable from related parties	1,038	(143)
Total stockholder's equity	8,485	11,492
Total liabilities and stockholder's equity	$54,901	$52,605

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net cash provided (used) by operating activities	$(78)	$4,596

Cash Flows from Investing Activities:
Capital expenditures, net of returns of purchase deposits on flight equipment	(1,998)	(2,467)
Purchases of short-term investments and other investments	(550)	(1,443)
Proceeds from sale of short-term and other investments	1,774	1,484
Other, net	14	(10)
Net cash used in investing activities	(760)	(2,436)

Cash Flows from Financing Activities:
Proceeds from issuance of short-term debt	2,750	—
Proceeds from issuance of long-term debt	1,669	996
Proceeds from issuance of parent's stock	1,135	—
Payments of long-term debt	(523)	(473)
Dividend to UAL	(353)	(1,062)
Principal payments under finance leases	(41)	(63)
Capitalized financing costs	(48)	(30)
Other, net	(1)	(1)
Net cash provided (used) in financing activities	4,588	(633)
Net increase in cash, cash equivalents and restricted cash	3,750	1,527
Cash, cash equivalents and restricted cash at beginning of the period	2,862	1,793
Cash, cash equivalents and restricted cash at end of the period (a)	$6,612	$3,320

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$327	$220
Property and equipment acquired through other financial liabilities	280	—
Lease modifications and lease conversions	470	36
Right-of-use assets acquired through operating leases	48	99
Property and equipment acquired through finance leases	19	8

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$6,505	$3,215
Restricted cash (included in Prepaid expenses and other)	34	—
Restricted cash	73	105
Total cash, cash equivalents and restricted cash	$6,612	$3,320

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Loss	Receivable from Related Parties, Net	Total

Balance at March 31, 2020	$10	$10,302	$(771)	$(161)	$9,380
Net loss	—	(1,626)	—	—	(1,626)
Other comprehensive loss	—	—	(488)	—	(488)
Stock settled share-based compensation	20	—	—	—	20
Other	—	—	—	1,199	1,199
Balance at June 30, 2020	$30	$8,676	$(1,259)	$1,038	$8,485

Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492
Net loss	—	(3,330)	—	—	(3,330)
Other comprehensive loss	—	—	(541)	—	(541)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock settled share-based compensation	42	—	—	—	42
Other	—	—	—	1,181	1,181
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Balance at June 30, 2020	$30	$8,676	$(1,259)	$1,038	$8,485

Balance at March 31, 2019	$84	$10,612	$(793)	$(140)	$9,763
Net income	—	1,052	—	—	1,052
Other comprehensive income	—	—	(14)	—	(14)
Dividend to UAL	(102)	(434)	—	—	(536)
Stock settled share-based compensation	17	—	—	—	17
Other	1	—	—	(1)	—
Balance at June 30, 2019	$—	$11,230	$(807)	$(141)	$10,282

Balance at December 31, 2018	$598	$10,319	$(803)	$(110)	$10,004
Net income (a)	—	1,345	—	—	1,345
Other comprehensive income	—	—	(4)	—	(4)
Dividend to UAL	(629)	(434)	—	—	(1,063)
Stock settled share-based compensation	31	—	—	—	31
Other	—	—	—	(31)	(31)
Balance at June 30, 2019	$—	$11,230	$(807)	$(141)	$10,282

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
Recent Developments
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China, and the World Health Organization subsequently declared COVID-19 a "pandemic." As a result of COVID-19, the U.S. government declared a national emergency, the U.S. Department of State issued numerous travel advisories, including a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel, and the U.S. government has implemented a number of travel-related protocols, including enhanced screenings and mandatory 14-day quarantines. Many foreign and U.S. state and local governments have instituted similar measures and declared states of emergency.
In the United States and other locations around the world, throughout the first half of 2020, people were instructed to stay home or "shelter in place" and public events, such as conferences, sporting events and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations and schools and businesses are operating with remote attendance, among other actions. In addition, governments, non-governmental organizations and entities in the private sector have issued non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings. While "shelter in place" restrictions and similar advisories and recommendations have been reduced or otherwise eased in certain circumstances, this varies by jurisdiction and organization. In addition, numerous jurisdictions have imposed or reinstated more severe restrictions as a result of the continued spread of COVID-19 or resurgences in the severity of COVID-19 in certain locations, including travel restrictions, mandatory self-quarantine requirements and other enhanced COVID-19-related screening measures that may apply to our personnel and/or the traveling public.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in the first half of 2020, resulting in a net loss of $3.3 billion for that period. Although during the second quarter of 2020 the Company experienced modest, but steady improvement in demand, the Company has since experienced reduced demand and increased cancellations to destinations experiencing increases in COVID-19 cases and/or new quarantine requirements imposed in certain jurisdictions or other restrictions on travel. As a result, the full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted; however, the Company currently expects our results of operations for full-year 2020 to be materially impacted and that we will incur a net loss for the full-year 2020.
In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 88% of its scheduled capacity for the second quarter of 2020. The Company expects scheduled capacity to be down approximately 65% year-over-year in the third quarter of 2020. The Company also expects its scheduled capacity in the fourth quarter of 2020 to be generally consistent with the third quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand. The Company expects demand to remain suppressed until a widely accepted treatment and/or vaccine for COVID-19 is available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:

•	reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations);

•	terminated its share repurchase program;

•
as of July 2, 2020, issued or entered into approximately $10.0 billion ($3.0 billion through June 30, 2020) in secured notes, secured term loan facilities and new aircraft financings, including $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH"), and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA");

•	raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock;

•	entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock;

•	borrowed, on July 2, 2020, $1.0 billion under the $2.0 billion revolving credit facility of the Amended and Restated Credit and Guaranty Agreement (the "Revolving Credit Agreement");

•	entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction;

•
elected to defer the payment of $78 million in payroll taxes incurred through June 30, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until 2021 and 2022;

•	temporarily grounded certain of its mainline fleet; and

•
taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence.

On July 8, 2020, in order to comply with various labor regulations in certain jurisdictions, including pursuant to the Worker Adjustment and Retraining Notification Act, United informed approximately 36,000 U.S.-based employees, either directly or through a union representative, of plans to implement a workforce reduction at their work locations. These notices are part of the Company's strategic realignment of its business and new organizational structure as a result of the impacts of the COVID-19 pandemic on the Company's operations and cost structure. The Company expects that these actions will take effect on or after October 1, 2020 and may continue through the end of 2020.
The Company continues to focus on reducing expenses and managing its liquidity. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals, and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion pursuant to the Payroll Support Program under the CARES Act. These funds will be used to pay for the salaries and benefits of United employees. Approximately $3.5 billion of the $5.0 billion will be a direct grant and approximately $1.5 billion will be in the form of a 10-year senior unsecured promissory note (the "PSP Note"). As of June 30, 2020, the Company has received approximately $4.5 billion of the expected $5.0 billion through the Payroll Support Program under the CARES Act. The approximately $500 million remaining balance is expected to be received by the end of July 2020. As of June 30, 2020, the Company recorded $1.6 billion in grant income as Special charges (credit) and recorded $1.5 billion as Payroll Support Program deferred credit. The Company also recorded $57 million in warrants issued to the U.S. Treasury Department, within stockholder's equity, in connection with the PSP Note. See Note 3 to the financial statements included in Part I, Item 1 for additional information related to these warrants.

In connection with entering into the PSP Agreement, during the second quarter, UAL issued the PSP Note to the U.S. Treasury Department evidencing senior unsecured indebtedness of UAL of approximately $1.3 billion. The principal amount of the PSP Note will increase in an amount equal to 30% of any disbursement made by the U.S. Treasury Department to United under the PSP Agreement after June 30, 2020. The PSP Note is guaranteed by United and will mature ten years after the initial issuance on April 20, 2030. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, or if certain subsidiaries are formed or acquired, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note. UAL may, at its option, prepay the PSP Note, at any time, and from time to time, at par. UAL is required to prepay the PSP Note upon the occurrence of certain change of control triggering events. The PSP Note does not require any amortization and is to be repaid in full on the maturity date.
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
On April 17, 2020, the Company submitted an application to the Loan Program under the CARES Act. Under the Loan Program, the Company expects to have the ability, through March 26, 2021, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years. The Company continues to work with the U.S. Treasury Department on the CARES Act Loan Program loan, and it is the Company's expectation that, if the Company takes the loan, it will use available slots, gates and routes collateral. The Company believes it has sufficient slots, gates and routes collateral available to meet the collateral coverage that may be required for the full $4.5 billion available to the Company under the Loan Program.
In connection with any borrowings under the Loan Program, the Company and its business will be subject to certain restrictions, including, but not limited to, certain of the restrictions described above with respect to the PSP Agreement.
NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS
The Company adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13") effective January 1, 2020. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities are required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The Company recorded a $17 million cumulative-effect adjustment, net of related income taxes, to its retained earnings balance on January 1, 2020 as a result of this adoption. See Notes 7, 8, 9 and 11 to the financial statements included in Part I, Item 1 for additional disclosures about the impact of ASU 2016-13 on the six months ended June 30, 2020 results.
NOTE 2 - REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic (U.S. and Canada)	$925	$7,087	$6,003	$12,962
Atlantic	219	2,066	1,434	3,524
Pacific	258	1,306	1,064	2,587
Latin America	73	943	953	1,918
Total	$1,475	$11,402	$9,454	$20,991

Advance Ticket Sales. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In April 2020, due to the COVID-19 pandemic, the Company extended the expiration dates of ETCs from 12 months from the date of issuance to 24 months from the date of issuance and extended the expiration of FFCs, for tickets issued between May 1, 2019 and March 31, 2020, to 24 months from the original issue date. As of June 30, 2020, the Company's Advance ticket sales liability included $3.0 billion related to these credits and approximately 93% of these credits have expiration dates extending beyond 12 months. However, given the uncertainty of travel demand caused by COVID-19, the Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advanced ticket liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months. Also, the Company is unable to estimate the December 31, 2019 Advance ticket sales that will be recognized in revenue in 2020 due to the higher than historical refunds and exchanges into ETCs or FFCs. The Company continues to use its historical experience and most recent trends and program changes to estimate its breakage. The Company will continue to update its breakage estimates as future information is received.
In the three and six months ended June 30, 2020, the Company recognized approximately $0.5 billion and $2.8 billion, respectively, and in the three and six months ended June 30, 2019, the Company recognized approximately $3.9 billion and $3.2 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $66 million and $542 million of ancillary fees within passenger revenue in the three and six months ended June 30, 2020, respectively. The Company recorded $636 million and $1.2 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2019, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Frequent flyer deferred revenue - beginning balance	$5,488	$5,138	$5,276	$5,005
Total miles awarded	228	682	787	1,289
Travel miles redeemed (Passenger revenue)	(34)	(589)	(356)	(1,027)
Non-travel miles redeemed (Other operating revenue)	(12)	(33)	(37)	(69)
Total Frequent flyer deferred revenue - ending balance	$5,670	$5,198	$5,670	$5,198

In the three and six months ended June 30, 2020, the Company recognized, in Other operating revenue, $339 million and $869 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. ("Chase") co-brand agreement. The Company recognized $499 million and $972 million, respectively, in the three and six months ended June 30, 2019, related to those revenues.
In the first quarter of 2020, the Company entered into a Third Amended and Restated Co-Branded Card Marketing Services Agreement (as amended from time to time, the "Co-Brand Agreement") with Chase. The Co-Brand Agreement extended the term of the agreement into 2029 and modified certain other terms, resulting in a different allocation among the separately identifiable performance obligations. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months. Given the uncertainty in travel demand caused by COVID-19, we currently estimate a greater percentage of award redemptions will occur beyond 12 months, however this estimate may change as travel demand and award redemptions become clearer in future periods.

NOTE 3 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings (loss) available to common stockholders	$(1,627)	$1,052	$(3,331)	$1,344

Basic weighted-average shares outstanding	280.7	260.8	264.6	263.9
Effect of employee stock awards and warrants (a)	—	0.8	—	1.0
Diluted weighted-average shares outstanding	280.7	261.6	264.6	264.9

Earnings (loss) per share, basic	$(5.79)	$4.03	$(12.59)	$5.09
Earnings (loss) per share, diluted	$(5.79)	$4.02	$(12.59)	$5.07

(a) Antidilutive common stock equivalents excluded from the diluted per share calculation are not material.
On April 20, 2020, UAL entered into a warrant agreement with the U.S. Treasury Department, pursuant to which UAL agreed to issue to the U.S. Treasury Department warrants to purchase up to approximately 4.6 million shares of common stock, pro rata in conjunction with the initial issuance of, and increases to, the principal amount outstanding under the PSP Note (the "PSP Warrants"). Through June 30, 2020, UAL issued PSP Warrants to purchase up to approximately 4.2 million shares of common stock, with such warrants accounted for as equity instruments. The PSP Warrants have a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020). The PSP Warrants will expire five years after issuance, and are exercisable either through net share settlement, in cash or in shares of UAL common stock, at UAL's option. The PSP Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP Warrants, PSP Warrant holders do not have any voting rights. The relative fair value of the PSP Warrants is recorded within stockholder's equity and as a discount reducing the CARES Act grant credit.
If the Company borrows any amounts under the CARES Act Loan Program, UAL expects to issue to the U.S. Treasury Department additional warrants to purchase shares of UAL common stock. For example, if the Company borrows the full amount currently available of $4.5 billion, the Company would issue warrants to purchase approximately 14.2 million shares of UAL common stock at a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020), on the same terms as the PSP Warrants. If the Company borrows less than the full amount, the amount of warrants issued is expected to be reduced by a proportional amount.
On April 21, 2020, UAL entered into an underwriting agreement (the "Underwriting Agreement") with Morgan Stanley & Co. LLC and Barclays Capital Inc. (collectively, the "Underwriters"), relating to the issuance and sale by UAL of 39,250,000 shares of its common stock, par value $0.01 per share, at a price to the public of $26.50 per share. Pursuant to the Underwriting Agreement, UAL granted the Underwriters a 30-day option to purchase up to an additional 3,925,000 shares of UAL common stock on the same terms, and such option was exercised in full, resulting in total proceeds of approximately $1.1 billion.
On June 15, 2020, UAL entered into an equity distribution agreement (the "Distribution Agreement") with Citigroup Global Markets Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "ATM Offering"), through the Managers, of up to 28,000,000 shares of UAL's common stock, par value $0.01 per share (the "Shares"). Sales of the Shares, if any, under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Distribution Agreement, UAL may also sell Shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells Shares to a Manager as principal, UAL will enter into a separate agreement with such Manager. As of June 30, 2020, 0.5 million shares were sold in the ATM Offering at an average price of $41.05 per share, with proceeds totaling approximately $22 million.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total

Balance at March 31, 2020	$(613)		$(14)	$(144)	$(771)
Changes in value	(721)		17	156	(548)
Amounts reclassified to earnings	77	(a)	—	(17)	60
Balance at June 30, 2020	$(1,257)		$3	$(5)	$(1,259)
Balance at December 31, 2019	$(560)		$2	$(160)	$(718)
Changes in value	(770)		1	171	(598)
Amounts reclassified to earnings	73	(a)	—	(16)	57
Balance at June 30, 2020	$(1,257)		$3	$(5)	$(1,259)

Balance at March 31, 2019	$(654)		$1	$(140)	$(793)
Changes in value	(29)		2	7	(20)
Amounts reclassified to earnings	8	(a)	—	(2)	6
Balance at June 30, 2019	$(675)		$3	$(135)	$(807)
Balance at December 31, 2018	$(663)		$(4)	$(136)	$(803)
Changes in value	(24)		7	4	(13)
Amounts reclassified to earnings	12	(a)	—	(3)	9
Balance at June 30, 2019	$(675)		$3	$(135)	$(807)

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (See Note 6 to the financial statements included in Part I, Item 1 for additional information).
NOTE 5 - INCOME TAXES
The Company's effective tax rates for the three and six months ended June 30, 2020 were 18.8% and 19.1%, respectively. The effective tax rates for the three and six months ended June 30, 2019 were 22.3% and 21.9%, respectively. The provision for income taxes is based on the estimated annual effective tax rate which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and the impact of a change in the Company's mix of domestic and foreign earnings (losses). The effective tax rates for the three and six months ended June 30, 2020 were impacted by $64 million and $130 million, respectively, of valuation allowance related to unrealized capital losses.
NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2020	2019	2020	2019
Service cost	$53	$46	$3	$3	Salaries and related costs
Interest cost	56	57	7	14	Miscellaneous, net
Expected return on plan assets	(91)	(73)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	37	29	(11)	(15)	Miscellaneous, net
Amortization of prior service credit	—	—	(31)	(9)	Miscellaneous, net
Settlement loss	11	3	—	—	Miscellaneous, net
Settlement loss - VSPs (defined below)	71	—	—	—	Miscellaneous, net
Special termination benefit - VSPs	35	—	125	—	Miscellaneous, net
Total	$172	$62	$92	$(8)

The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2020	2019	2020	2019
Service cost	$107	$92	$5	$5	Salaries and related costs
Interest cost	112	114	14	29	Miscellaneous, net
Expected return on plan assets	(182)	(145)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	72	58	(22)	(30)	Miscellaneous, net
Amortization of prior service credit	—	—	(62)	(19)	Miscellaneous, net
Settlement loss	14	3	—	—	Miscellaneous, net
Settlement loss - VSPs (defined below)	71	—	—	—	Miscellaneous, net
Special termination benefit - VSPs	35	—	125	—	Miscellaneous, net
Total	$229	$122	$59	$(16)
Given the impacts of the COVID-19 pandemic, the Company does not plan to make any contributions in 2020 to its two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. The Company does not have any minimum required contributions for 2020.
During the second quarter of 2020, the Company offered voluntary separation programs ("VSPs") to its U.S. based front line employees, excluding pilots, and management and administrative employees. The Company offered its eligible front-line employees, based on employee group, age and completed years of service, special termination benefits in the form of additional years of pension service and additional subsidies for retiree medical costs. As a result, the Company recorded, in the second quarter of 2020, $35 million and $125 million, respectively, for those additional benefits. Also, the Company recognized a $71 million settlement loss related to the defined benefit pension plan covering certain U.S. non-pilot employees. As a result of the VSPs, the Company remeasured both its defined pension plan and its retiree medical benefit program liabilities using discount rates of 3.24% and 2.73%, respectively. As a result of the remeasurements, the projected benefit obligation of the defined pension plan increased by $655 million and the retiree medical benefit program obligation increased by $65 million, with an offset to Accumulated other comprehensive loss for both plans. The Company expects additional employee reductions in the second half of the year and, as a result, expects to record additional settlement and special termination benefits.
Share-Based Compensation. In the six months ended June 30, 2020, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards included 2.4 million restricted stock units ("RSUs"), consisting of 2.1 million time-vested RSUs and 0.3 million performance-based RSUs. The time-vested RSUs vest pro-rata, typically on February 28th of each year, over a three-year period from the date of grant. The amount of performance-based RSUs vest upon the achievement of established goals based on the Company's absolute pre-tax margin performance as well as a customer metric based on the Company's relative quarterly average of net promoter scores as compared to a group of industry peers, both of which are measured for the three-year performance period ending December 31, 2022. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation expense	$24	$21	$42	$37

	June 30, 2020	December 31, 2019
Unrecognized share-based compensation	$135	$77

NOTE 7 - BRW TERM LOAN
BRW Term Loan. In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively. BRW Aviation Holding LLC and BRW are affiliates of Synergy Aerospace Corporation ("Synergy"), and BRW is the majority shareholder of Avianca Holdings S.A. ("AVH"). Pursuant to the BRW Term Loan Agreement, United provided to

BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE"), in exchange for 64.5 million ADRs) (such shares and equity, collectively, the "BRW Loan Collateral"). BRW is currently in default under the BRW Term Loan Agreement. In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW, which remains the majority shareholder of AVH. Kingsland then continued with the foreclosure process, which was expected to result in a judicially supervised sale of the BRW Loan Collateral. However, upon the filing by AVH and certain of its affiliates of voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on May 10, 2020 (the "AVH Reorganization Proceedings"), the New York state court judge presiding over the foreclosure proceedings agreed to stay those proceedings until later this year.
In the first quarter of 2020, United recorded a full credit loss allowance against the $515 million carrying value of the BRW Term Loan and related receivables. United recorded the allowance based on United's assessment of AVH's financial uncertainty due to its high level of leverage and the fact that the airline had ceased operations due to the COVID-19 pandemic. The credit loss allowance was recorded as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations. During the second quarter of 2020, AVH filed the AVH Reorganization Proceedings and, accordingly, United maintains a full loss reserve against the BRW Term Loan and related receivables.
In connection with funding the BRW Term Loan Agreement, the Company entered into certain other agreements with Kingsland. See Note 9 to the financial statements included in Part I, Item I for additional information regarding our obligations to Kingsland and their interrelationship with the BRW Term Loan Agreement.
NOTE 8 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,505	$6,505	$—	$—	$2,762	$2,762	$—	$—
Short-term investments:
Corporate debt	558	—	558	—	1,045	—	1,045	—
Asset-backed securities	309	—	309	—	690	—	690	—
U.S. government and agency notes	81	—	81	—	124	—	124	—
Certificates of deposit placed through an account registry service ("CDARS")	—	—	—	—	35	—	35	—
Other fixed-income securities	10	—	10	—	95	—	95	—
Other investments measured at net asset value ("NAV")	—	—	—	—	193	—	—	—
Restricted cash	107	107	—	—	106	106	—	—
Long-term investments:
Equity securities	101	101	—	—	385	385	—	—
AVH Derivative Assets	—	—	—	—	24	—	—	24
Other assets	16	—	—	16	—	—	—	—

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of June 30, 2020, asset-backed securities have remaining maturities of less than one year to approximately 14 years and corporate debt securities have remaining maturities of three years or less. U.S. government and agency notes have maturities of approximately two years or less and other fixed-income securities have maturities of less than one year.
Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.

Equity securities - Equity securities represent United's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), consisting of a preferred equity stake of approximately 8% (approximately 2% of the total capital stock of Azul). The Company recorded $9 million of gains and $284 million of losses, respectively, during the three and six months ended June 30, 2020. The Company recorded $38 million and $52 million in gains, respectively, during the three and six months ended June 30, 2019 for changes to the fair market value of its equity investment in Azul in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations. The carrying value of our investment in Azul was $101 million at June 30, 2020.
AVH Derivative Assets - As part of the BRW Loan Agreement and related agreements with Kingsland, United obtained AVH share call options, AVH share appreciation rights and an AVH share-based upside sharing agreement (collectively, the "AVH Derivative Assets"). The AVH Derivative Assets are recorded at fair value as Other assets on the Company's balance sheet and are included in the table above. The Company recorded $24 million in losses during the six months ended June 30, 2020 and recorded $4 million and $1 million in losses, respectively, during the three and six months ended June 30, 2019, in the fair value of the AVH Derivative Assets in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations.
Investments presented in the table above have the same fair value as their carrying value.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	June 30, 2020					December 31, 2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$18,772	$16,906	$—	$13,032	$3,874	$14,552	$15,203	$—	$11,398	$3,805

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments. As of June 30, 2020, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2020	2021	2022	After 2022
Airbus A321XLR	50	—	—	—	50
Airbus A350	45	—	—	—	45
Boeing 737 MAX	171	16	24	—	131
Boeing 787	16	8	8	—	—
Embraer E175	20	16	4	—	—
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
Following the Federal Aviation Administration ("FAA") order issued on March 13, 2019 prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators ("FAA Order"), Boeing suspended deliveries of new Boeing 737 MAX aircraft. As a result, scheduled deliveries of Boeing 737 MAX series aircraft have been delayed, and the Company expects these delays to continue. The extent of the delay to the scheduled deliveries of new Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors, and these factors have been and could continue to be significantly impacted by the COVID-19 pandemic.
United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 13 used Boeing 737-700 aircraft with expected delivery dates through 2021.
On April 17, 2020, United entered into an agreement with BOC Aviation (USA) Corporation ("BOCA"), a subsidiary of BOC Aviation Limited, to finance through a sale and leaseback transaction six new Boeing model 787-9 aircraft and 16 new Boeing model 737-9 MAX aircraft subject to purchase agreements between United and Boeing. In connection with delivery of each aircraft from Boeing, United will assign its right to purchase such aircraft to BOCA, and simultaneous with BOCA's purchase from Boeing, United will enter into a long-term lease for such aircraft with BOCA. Two Boeing model 787-9 aircraft were delivered in the second quarter of 2020 under this transaction (and each is presently subject to a long-term lease from BOCA to United), and the remaining 20 aircraft are scheduled to be delivered through the end of 2020. Upon delivery, the Company will account for those aircraft which have a repurchase option at a price other than fair value as part of Flight equipment on the Company's balance sheet and the related obligation as Other liabilities (current and noncurrent) since they do not qualify for sale recognition. The remaining aircraft in this transaction that qualify for sale recognition will be recorded as Operating lease right-of-use assets and lease liabilities on the Company's balance sheet after recognition of related gains or losses on such sale.
In March 2020, the Company entered into a confidential settlement with Boeing with respect to compensation for financial damages incurred in 2019 due to the grounding of the Boeing 737 MAX aircraft. In June 2020, the Company entered into an amended and restated confidential agreement with Boeing which provides for the settlement of additional items related to aircraft delivery and updates the scheduled delivery for substantially all undelivered Boeing 737 MAX aircraft. The compensation to the Company under the amended and restated settlement agreement is in the form of credit memos to be issued at future dates upon the satisfaction of certain conditions related to aircraft deliveries. The Company plans to account for this settlement as a reduction to the cost basis of future firm order Boeing 737 MAX aircraft deliveries and previously-delivered Boeing 737 MAX aircraft, which is expected to reduce future depreciation expense associated with these aircraft.

The table below summarizes United's commitments as of June 30, 2020, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last six months of 2020	$1.8
2021	3.5
2022	1.3
2023	2.7
2024	1.7
After 2024	13.9
$24.9

Regional CPAs. The table below summarizes the Company's expected future payments through the end of the terms of our capacity purchase agreements ("CPAs"), excluding aircraft ownership costs and variable pass-through costs such as fuel and landing fees, among others. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. We have set forth below estimates based on our current assumptions of our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher. Based on these assumptions as of June 30, 2020, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

Last six months of 2020	$0.9
2021	2.3
2022	2.3
2023	1.7
2024	1.6
After 2024	4.5
$13.3

Guarantees. As of June 30, 2020, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2038.
In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's ADRs, the class of AVH securities that trades on the NYSE, in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest or any completed liquidation or dissolution of AVH, and (2) guaranteed BRW's obligation to pay Kingsland the difference (which amount, if paid by United, will increase the BRW Term Loan by such amount) if the market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable, is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. In 2018, the Company recorded a liability of $31 million for its guarantee to loan additional funds to BRW if required. Any such additional loans to BRW would be collateralized by BRW's AVH shares and other collateral. Due to AVH's financial uncertainty due to its high level of leverage and the fact that the airline had ceased operations due to the COVID-19 pandemic, in March 2020, the Company recorded the full amount under this guarantee with a charge to income of $182 million as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations.
As of June 30, 2020, United is the guarantor of $126 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2020, the Company had $7.6 billion of floating rate debt with remaining terms of up to 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $7.4 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Negotiations. As of June 30, 2020, the Company had approximately 91,800 employees, of whom approximately 85% were represented by various U.S. labor organizations and approximately 22% were on voluntary unpaid leaves of absence. On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the labor union representing United's pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. The Company and UNITE HERE, the labor union representing United's Catering Operations employees, started negotiations for a first collective bargaining agreement in March 2019.
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
NOTE 10 - DEBT
As of June 30, 2020, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Revolving Credit Agreement. To maximize United's flexibility under a debt incurrence covenant contained in two of United's financings, on July 2, 2020, United took the proactive step of borrowing $1.0 billion under the Revolving Credit Agreement, which leaves $1.0 billion available for borrowing under such agreement by United at any time until April 1, 2022. Borrowings under the revolving credit facility bear interest at a variable rate equal to LIBOR (but not less than 0% per annum), plus a margin of 2.25% per annum, or (at United's election) another rate based on certain market interest rates, plus a margin of 1.25% per annum.
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

EETC Issuance Date	Class	Face Amount	Stated interest rate	Total proceeds received from issuance of debt during 2020	Total debt recorded as of June 30, 2020
September 2019	AA	$702	2.70%	$189	$702
September 2019	A	287	2.90%	77	287
September 2019	B	232	3.50%	62	232
		$1,221		$328	$1,221

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
PSP Note. During the second quarter of 2020, pursuant to the PSP Agreement and in connection with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion under the Payroll Support Program of the CARES Act, UAL issued a promissory note to the U.S. Treasury Department evidencing senior unsecured indebtedness of UAL of approximately $1.3 billion. The principal amount of the PSP Note will increase in an amount equal to 30% of any disbursement made by the U.S. Treasury Department to United under the PSP Agreement after June 30, 2020. The remaining disbursement is expected by the end of July 2020. The aggregate principal amount of the PSP Note after all disbursements will be approximately $1.5 billion.
The PSP Note is guaranteed by United and will mature ten years after the initial issuance on April 20, 2030. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, or if certain subsidiaries are formed or acquired, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note. UAL may, at its option, prepay the PSP Note, at any time, and from time to time, at par. UAL is required to prepay the PSP Note upon the occurrence of certain change of control triggering events. The PSP Note does not require any amortization and is to be repaid in full on the maturity date.
Interest on the PSP Note is payable semi-annually in arrears on the last business day of March and September of each year beginning on September 30, 2020 at a rate of 1.00% in years one through five, and at the Secured Overnight Financing Rate (SOFR) plus 2% in years six through ten.
MileagePlus Financing. On July 2, 2020, MPH and MIPA (the "Issuers") issued $3.8 billion aggregate principal amount of their 6.50% Senior Secured Notes due 2027 (the "Notes"). The Notes have a fixed annual interest rate of 6.50%, which will be paid in cash, quarterly in arrears on March 20, June 20, September 20 and December 20 of each year, beginning on September 21, 2020 (each a "Payment Date"). Concurrently with the issuance of the Notes, the Issuers entered into a credit agreement (the "Credit Agreement") that provides for a term loan facility in an aggregate principal amount of up to $3.0 billion (the "Term Loan Facility"). On July 2, 2020, the Issuers borrowed $3.0 billion in aggregate principal amount under the Term Loan Facility. Loans outstanding under the Term Loan Facility will bear interest at a variable rate equal to LIBOR (but not less than 1.0% per annum), plus a margin of 5.25% per annum, payable on each Payment Date. The principal on the Notes and the Term Loan Facility will be repaid in quarterly installments on each Payment Date, beginning on September 20, 2022. The scheduled maturity date of the Notes and of the Term Loan Facility is June 20, 2027. The Issuers lent the proceeds of the Notes and of the Term Loan Facility to United, after depositing a portion of such proceeds in reserve accounts to cover future interest payments. The Notes and the loans under the Term Loan Facility are guaranteed by UAL, United and certain other subsidiaries of UAL.
Bridge Loan. On June 30, 2020, the Company entered into a $200 million Term Loan Credit and Guaranty Agreement (the "Bridge Loan"), among United, as borrower, UAL, as parent and guarantor, and Barclays Bank PLC, as administrative agent. The obligations of United under the Bridge Loan are secured by liens on certain routes of United between cities in the U.S. and Europe, South America, and Mexico. United borrowed the full amount of the Bridge Loan on July 1, 2020. The principal amount of the Bridge Loan must be repaid in a single installment on the maturity date of September 29, 2020. Borrowings under the Bridge Loan bear interest at a variable rate equal to LIBOR (but not less than 1.00% per annum) plus 1.75% per annum or (at United's election) another rate based on certain market interest rates, plus a margin of 0.75% per annum.
Several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness. As of June 30, 2020, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs and any debt entered into after the balance sheet date) at June 30, 2020 under then-outstanding long-term debt agreements (in millions):

Last six months of 2020	$898
2021	4,298
2022	1,807
2023	857
2024	3,164
After 2024	7,934
$18,958

NOTE 11 - SPECIAL CHARGES (CREDIT)
For the three and six months ended June 30, special charges (credit), special termination benefits and pension settlement losses, unrealized gains and losses on investments and certain credit losses in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CARES Act grant	$(1,589)	$—	$(1,589)	$—
Impairment of assets	80	61	130	69
Severance and benefit costs	63	6	63	12
(Gains) losses on sale of assets and other special charges	(3)	4	10	8
Total operating special charges (credit)	(1,449)	71	(1,386)	89
Nonoperating special termination benefits and settlement losses	231	—	231	—
Nonoperating unrealized (gains) losses on investments	(9)	(34)	310	(51)
Nonoperating credit loss on BRW Term Loan and related guarantee	—	—	697	—
Total nonoperating special charges (credit) and unrealized (gains) losses on investments	222	(34)	1,238	(51)
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments	(1,227)	37	(148)	38
Income tax expense (benefit), net of valuation allowance	241	(8)	227	(8)
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments, net of income taxes	$(986)	$29	$79	$30

2020
CARES Act grant. During the three and six months ended June 30, 2020, the Company received approximately $4.5 billion in funding pursuant to the Payroll Support Program under the CARES Act, which consists of $3.2 billion in a grant and $1.3 billion in an unsecured loan. The Company recorded $57 million in warrants issued to the U.S. Treasury Department, within stockholder's equity, as an offset to the grant proceeds. As of June 30, 2020, we recognized $1.6 billion of the grant as a credit to Special charges (credit) with the remaining $1.5 billion recorded as Payroll Support Program deferred credit on our balance sheet. We expect to recognize the remainder of the grant proceeds, including additional proceeds expected in July 2020, from the Payroll Support Program as Special charge (credit) by the end of 2020 as the salaries and wages the grant is intended to offset are incurred.
Impairment of assets. United assesses its goodwill and intangible assets for potential impairment on an annual basis as of October 1, and on an interim basis if there are indicators that an impairment of goodwill or the intangible assets may have occurred. In the first quarter of 2020, the Company evaluated its goodwill and intangible assets for possible impairments due to the impact of the COVID-19 pandemic on UAL's market capitalization and cash flow projections. For goodwill and certain of its intangible assets, including the Company's China routes, London-Heathrow slots, alliances and the United trade name and logo, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value and, in the case of goodwill, comparing the Company's fair value to its carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will remain suppressed for the remainder of 2020 and likely into 2021. These assumptions are inherently uncertain as they relate to future events and circumstances. In the second quarter of 2020, the Company again quantitatively assessed its goodwill and China routes using the methodologies described above. There was not a need to quantitatively assess the other intangible assets for impairment.
In light of the ongoing impact of the COVID-19 pandemic on both the U.S. and global economies, the significant, sustained impact on the demand for travel and government policies that restrict air travel, the exact timing of the recovery from the COVID-19 pandemic, and the speed at which such recovery could occur, continues to remain uncertain and could result in additional impairment charges in the future. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.

As a result of the impairment assessments, the Company determined that its China routes fair value was less than its carrying value as of March 31, 2020 and June 30, 2020. Accordingly, during the three and six months ended June 30, 2020, the Company recorded impairment charges of $80 million and $130 million, respectively, for its China routes which was primarily caused by the COVID-19 pandemic and the Company's subsequent suspension of flights to China. The Company's China routes are subject to usage requirements imposed by the U.S. and Chinese governments. For the summer 2020 season, both governments have issued relief from their frequency and slot usage requirements. The Company, therefore, has been able to reduce its mainland China service without violating the governments' rules. The Company is advocating for a continuation of this relief through the winter 2020/2021 season. The additional impairment in the second quarter of 2020 was the result of a further delay in the expected return of full capacity to the China markets. As of June 30, 2020, the fair value of the China routes was approximately $1.0 billion. No other impairments were recorded.
In the first quarter of 2020, in response to decreased demand caused by the COVID-19 pandemic, the Company temporarily grounded certain of its mainline fleet, and those aircraft continue to be temporarily grounded. In the first quarter of 2020, as required under relevant accounting standards, United performed forecasted cash flow analyses and determined that the carrying value of the tested fleets is recoverable from future cash flows expected to be generated by those fleets. To determine whether impairments exist for active and temporarily parked aircraft, we group assets at the fleet-type level. To the extent we make decisions to permanently ground any of our fleet, or our estimates of future cash flows generated by our fleet change, we may be required to record impairment charges in future periods. There were no new impairment indicators related to the temporarily-grounded aircraft in the second quarter of 2020.
Severance and benefit costs. During the three and six months ended June 30, 2020, the Company recorded $63 million related to pay continuation and benefits provided to employees that chose to voluntarily separate from the Company.
Nonoperating special termination benefits and settlement losses. During the three and six months ended June 30, 2020, the Company recorded $231 million of settlement losses related to the Company's primary defined benefit pension plans covering certain U.S. non-pilot employees, and special termination benefits offered under voluntary separation programs to certain front-line U.S. based employees participating in the non-pilot defined benefit pension plan and postretirement medical programs. See Note 6 to the financial statements included in Part I, Item 1 for additional information.
Nonoperating unrealized gains (losses) on investments, net. During the three and six months ended June 30, 2020, the Company recorded gains of $9 million and losses of $310 million, respectively. The six months ended June 30, 2020 losses were primarily due to $284 million decrease in the market value of its investment in Azul and $24 million for the decrease in fair value of the AVH Derivative Assets.
Nonoperating credit loss on BRW Term Loan and related guarantee. During the six months ended June 30, 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and related guarantee. United recorded the allowance based on United's assessment of AVH's financial uncertainty due to its high level of leverage and the fact that the airline had ceased operations due to the COVID-19 pandemic. BRW's equity and BRW's holdings of AVH equity are secured as a pledge under the BRW Term Loan, which is currently in default.
2019
Impairment of assets. During the three months ended June 30, 2019, the Company recorded a $47 million impairment for aircraft engines removed from operations, a $6 million charge for the early termination of several regional aircraft finance leases and $8 million in other miscellaneous impairments. During the six months ended June 30, 2019, in addition to the charges described above, the Company recorded an $8 million fair value adjustment for aircraft purchased off lease.
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
Nonoperating unrealized gains (losses) on investments, net. During the three and six months ended June 30, 2019, the Company recorded gains of $38 million and $52 million, respectively, for the change in market value of its investment in Azul. Also, during the three and six months ended June 30, 2019, the Company recorded losses of $4 million and $1 million, respectively, for the change in fair value of the AVH Derivative Assets. For equity investments and derivative assets subject to MTM accounting, the Company records gains and losses as part of Nonoperating income (expense): Miscellaneous, net in its statements of consolidated operations.

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
Impact of COVID-19 and Outlook
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China, and the World Health Organization subsequently declared COVID-19 a "pandemic." As a result of COVID-19, the U.S. government declared a national emergency, the U.S. Department of State issued numerous travel advisories, including a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel, and the U.S. government has implemented a number of travel-related protocols, including enhanced screenings and mandatory 14-day quarantines. Many foreign and U.S. state and local governments have instituted similar measures and declared states of emergency.
In the United States and other locations around the world, throughout the first half of 2020, people were instructed to stay home or "shelter in place" and public events, such as conferences, sporting events and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations and schools and businesses are operating with remote attendance, among other actions. In addition, governments, non-governmental organizations and entities in the private sector have issued non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings. While "shelter in place" restrictions and similar advisories and recommendations have been reduced or otherwise eased in certain circumstances, this varies by jurisdiction and organization. In addition, numerous jurisdictions have imposed or reinstated more severe restrictions as a result of the continued spread of COVID-19 or resurgences in the severity of COVID-19 in certain locations, including travel restrictions, mandatory self-quarantine requirements and other enhanced COVID-19-related screening measures that may apply to our personnel and/or the traveling public.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in the first half of 2020, resulting in a net loss of $3.3 billion for that period. Although during the second quarter of 2020 the Company experienced modest, but steady improvement in demand, the Company has since experienced reduced demand and increased cancellations to destinations experiencing increases in COVID-19 cases and/or new quarantine requirements imposed in certain jurisdictions or other restrictions on travel. As a result, the full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted; however, the Company currently expects our results of operations for full-year 2020 to be materially impacted and that we will incur a net loss for the full-year 2020.
In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 88% of its scheduled capacity for the second quarter of 2020. The Company expects scheduled capacity to be down approximately 65% year-over-year in the third quarter of 2020. The Company also expects its scheduled capacity in the fourth quarter of 2020 to be generally consistent with the third quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand. The Company expects demand to remain suppressed until a widely accepted treatment and/or vaccine for COVID-19 is available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path.

The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:

•	reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations);

•	terminated its share repurchase program;

•
as of July 2, 2020, issued or entered into approximately $10.0 billion ($3.0 billion through June 30, 2020) in secured notes, secured term loan facilities and new aircraft financings, including $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH"), and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA");

•	raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock;

•	entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock;

•	borrowed, on July 2, 2020, $1.0 billion under the $2.0 billion revolving credit facility of the Amended and Restated Credit and Guaranty Agreement (the "Revolving Credit Agreement");

•	entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction;

•
elected to defer the payment of $78 million in payroll taxes incurred through June 30, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until 2021 and 2022;

•	temporarily grounded certain of its mainline fleet; and

•
taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence.

On July 8, 2020, in order to comply with various labor regulations in certain jurisdictions, including pursuant to the Worker Adjustment and Retraining Notification Act, United informed approximately 36,000 U.S.-based employees, either directly or through a union representative, of plans to implement a workforce reduction at their work locations. These notices are part of the Company's strategic realignment of its business and new organizational structure as a result of the impacts of the COVID-19 pandemic on the Company's operations and cost structure. The Company expects that these actions will take effect on or after October 1, 2020 and may continue through the end of 2020. The COVID-19 pandemic is an act of nature and is a circumstance beyond the Company's control, which is further compounded by governmental restrictions on travel and stay-at-home orders that have substantially reduced bookings and the demand for airline travel, resulting in the temporary grounding of a substantial number of the Company's aircraft.
The Company continues to focus on reducing expenses and managing its liquidity. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
The Company currently expects daily cash burn during the third quarter of 2020 to average approximately $25 million per day. For this purpose, "cash burn" is defined as net cash from operations, less investing and financing activities. Proceeds from the issuance of new debt (excluding expected aircraft financing), government grants associated with the Payroll Support Program of the CARES Act, issuance of new UAL common stock, net proceeds from sale of short-term and other investments and changes in restricted cash balances are not included in this figure. The Company's management views daily "cash burn" as an important measure in monitoring liquidity in order to assess the Company's cash needs without the impact of certain extraordinary actions or events, and the Company believes this provides useful information to investors about the Company's liquidity position.
On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals, and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion pursuant to the Payroll Support Program under the CARES Act. These funds will be used to pay for the salaries and benefits of United employees. Approximately $3.5 billion of the $5.0 billion will be a direct grant and approximately $1.5 billion will be in the form of a 10-year senior unsecured promissory note (the "PSP Note"). As of June 30, 2020, the Company has received approximately $4.5 billion of the expected $5.0 billion through the Payroll Support Program under the CARES Act. The approximately $500 million remaining balance is expected to be received by the end of July 2020. As of June 30, 2020, the Company recorded $1.6 billion in grant income as Special Charges (credit) and recorded $1.5 billion as Payroll Support Program deferred credit. The Company also recorded $57 million in warrants issued to the U.S. Treasury Department, within stockholder's equity, in connection with the PSP Note. See Note 3 to the financial statements included in Part I, Item 1 for additional information related to these warrants.
In connection with entering into the PSP Agreement, during the second quarter, UAL issued the PSP Note to the U.S. Treasury Department evidencing senior unsecured indebtedness of UAL of approximately $1.3 billion. The principal amount of the PSP Note will increase in an amount equal to 30% of any disbursement made by the U.S. Treasury Department to United under the PSP Agreement after June 30, 2020. The PSP Note is guaranteed by United and will mature ten years after the initial issuance on April 20, 2030. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, or if certain subsidiaries are formed or acquired, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note. UAL may, at its option, prepay the PSP Note, at any time, and from time to time, at par. UAL is required to prepay the PSP Note upon the occurrence of certain change of control triggering events. The PSP Note does not require any amortization and is to be repaid in full on the maturity date.
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
On April 17, 2020, the Company submitted an application to the Loan Program under the CARES Act. Under the Loan Program, the Company expects to have the ability, through March 26, 2021, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years. The Company continues to work with the U.S. Treasury Department on the CARES Act Loan Program loan, and it is the Company's expectation that, if the Company takes the loan, it will use available slots, gates and routes collateral. The Company believes it has sufficient slots, gates and routes collateral available to meet the collateral coverage that may be required for the full $4.5 billion available to the Company under the Loan Program.
In connection with any borrowings under the Loan Program, the Company and its business will be subject to certain restrictions, including, but not limited to, certain of the restrictions described above with respect to the PSP Agreement.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended June 30, 2020 as compared to the corresponding period in 2019.
Second Quarter 2020 Compared to Second Quarter 2019
The Company recorded a net loss of $1.6 billion in the second quarter of 2020 as compared to net income of $1.1 billion in the second quarter of 2019. The Company considers a key measure of its performance to be operating income (loss), which was a $1.6 billion loss for the second quarter of 2020, as compared to income of $1.5 billion for the second quarter of 2019, a $3.1 billion decrease year-over-year, primarily as a result of the global COVID-19 pandemic. Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Operating revenue	$1,475	$11,402	$(9,927)	(87.1)
Operating expense	3,112	9,930	(6,818)	(68.7)
Operating income (loss)	(1,637)	1,472	(3,109)	NM
Nonoperating income (expense)	(366)	(118)	248	210.2
Income tax expense (benefit)	(376)	302	(678)	NM
Net income (loss)	$(1,627)	$1,052	$(2,679)	NM
Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2020	2019	Increase (Decrease)	% Change
Passengers (thousands) (a)	2,813	42,592	(39,779)	(93.4)
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	2,970	63,001	(60,031)	(95.3)
Available seat miles ("ASMs" or "capacity") (millions) (c)	8,963	73,240	(64,277)	(87.8)
Passenger load factor (d)	33.1%	86.0%	(52.9) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	7.60	14.32	(6.72)	(46.9)
Average yield per revenue passenger mile ("Yield") (cents) (e)	22.93	16.64	6.29	37.8
Cargo ton miles ("CTM") (millions) (f)	496	831	(335)	(40.3)
Cost per available seat mile ("CASM") (cents)	34.72	13.56	21.16	156.0
Average price per gallon of fuel, including fuel taxes	$1.18	$2.16	$(0.98)	(45.4)
Fuel gallons consumed (millions)	204	1,102	(898)	(81.5)
Employee headcount, as of June 30	91,800	94,600	(2,800)	(3.0)
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Passenger revenue	$681	$10,486	$(9,805)	(93.5)
Cargo	402	295	107	36.3
Other operating revenue	392	621	(229)	(36.9)
Total operating revenue	$1,475	$11,402	$(9,927)	(87.1)

The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2019:
	Domestic	Atlantic	Pacific	Latin	Total
Average fare per passenger	11.8%	7.0%	38.4%	58.3%	(1.7)%
Passengers	(92.6)%	(97.2)%	(97.8)%	(96.5)%	(93.4)%
RPMs (traffic)	(93.7)%	(97.3)%	(98.1)%	(96.7)%	(95.3)%
ASMs (capacity)	(84.6)%	(91.3)%	(91.7)%	(93.6)%	(87.8)%
Passenger load factor (points)	(51.8)	(57.9)	(63.4)	(42.4)	(52.9)
Passenger revenue decreased $9.8 billion, or 93.5%, in the second quarter of 2020 as compared to the year-ago period primarily due to the decrease in demand for air travel as a result of the worldwide spread of COVID-19 and the associated shelter-in-place directives and travel restrictions.
Cargo revenue increased $107 million, or 36.3%, in the second quarter of 2020 as compared to the year-ago period primarily due to an increase in cargo-only charter flights as a result of increased demand for critical goods during the COVID-19 pandemic.
Other operating revenue decreased $229 million, or 36.9%, in the second quarter of 2020 as compared to the year-ago period primarily due to a decline in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Salaries and related costs	$2,170	$3,057	$(887)	(29.0)
Aircraft fuel	240	2,385	(2,145)	(89.9)
Regional capacity purchase	388	715	(327)	(45.7)
Landing fees and other rent	429	660	(231)	(35.0)
Depreciation and amortization	618	560	58	10.4
Aircraft maintenance materials and outside repairs	110	421	(311)	(73.9)
Distribution expenses	31	442	(411)	(93.0)
Aircraft rent	47	73	(26)	(35.6)
Special charges (credit)	(1,449)	71	(1,520)	NM
Other operating expenses	528	1,546	(1,018)	(65.8)
Total operating expenses	$3,112	$9,930	$(6,818)	(68.7)
Salaries and related costs decreased $887 million, or 29.0%, in the second quarter of 2020 as compared to the year-ago period primarily due to schedule reductions for management and administrative employees, Company-offered leaves of absence and other voluntary separation programs, $215 million lower profit sharing and other employee incentives due to the impact of COVID-19 on the second quarter of 2020 results and $142 million in tax credits provided by the Employee Retention Credit under the CARES Act related to the second quarter of 2020.
Aircraft fuel expense decreased by $2.1 billion, or 89.9%, in the second quarter of 2020 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended June 30, 2020 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2020	2019	% Change	2020	2019	% Change
Fuel expense	$240	$2,385	(89.9)	$1.18	$2.16	(45.4)
Total fuel consumption (gallons)	204	1,102	(81.5)
Regional capacity purchase decreased $327 million, or 45.7%, in the second quarter of 2020 as compared to the year-ago period primarily due to significantly reduced regional flying as a result of COVID-19.

Landing fees and other rent decreased $231 million, or 35.0%, in the second quarter of 2020 as compared to the year-ago period primarily due to a decrease in capacity-based rent and landing fees.
Depreciation and amortization increased $58 million, or 10.4%, in the second quarter of 2020 as compared to the year-ago period primarily due to additions of aircraft and upgrades to aircraft interiors.
Aircraft maintenance materials and outside repairs decreased $311 million, or 73.9%, in the second quarter of 2020 as compared to the year-ago period primarily due to a reduction in airframe checks, engine overhauls, expenses associated with power-by-the-hour engine maintenance contracts and line maintenance due to reduced flying.
Distribution expenses decreased $411 million, or 93.0%, in the second quarter of 2020 as compared to the year-ago period primarily due to lower commission and credit card fees as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Aircraft rent decreased $26 million, or 35.6%, in the second quarter of 2020 as compared to the year-ago period primarily due to the purchase of leased aircraft.
Details of the Company's special charges (credit) include the following for the three months ended June 30 (in millions):

	2020	2019
CARES Act grant	$(1,589)	$—
Impairment of assets	80	61
Severance and benefit costs	63	6
(Gains) losses on sale of assets and other special charges	(3)	4
Special charges (credit)	$(1,449)	$71
See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses decreased $1.0 billion, or 65.8%, in the second quarter of 2020 as compared to the year-ago period primarily due to the impacts of COVID-19 on our airport operations (including United Club closures and capacity-driven expenses like food catering, cargo trucking and handling, interrupted trip charges and navigation fees, among others), technology needs (including Wi-Fi expenses), crew-related expenses and $88 million received in settlement of credit card interchange fees.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Interest expense	$(196)	$(191)	$5	2.6
Interest capitalized	17	21	(4)	(19.0)
Interest income	11	38	(27)	(71.1)
Unrealized gains on investments, net	9	34	(25)	NM
Miscellaneous, net	(207)	(20)	187	NM
Total	$(366)	$(118)	$248	210.2
Unrealized gains on investments, net, decreased $25 million in the second quarter of 2020 as compared to the year-ago period primarily due to a decrease in the market value of the Company's equity investment in Azul. See Notes 8 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Miscellaneous, net increased $187 million in the second quarter of 2020 as compared to the year-ago period primarily due to settlement losses and special termination benefits related to voluntary separation programs under the Company's non-pilot U.S. defined benefit pension plan and postretirement medical programs. See Notes 6 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

First Six Months 2020 Compared to First Six Months 2019
The Company recorded a net loss of $3.3 billion in the first six months of 2020 as compared to net income of $1.3 billion in the first six months of 2019. The Company considers a key measure of its performance to be operating income (loss), which was a $2.6 billion loss for the first six months of 2020, as compared to income of $2.0 billion for the first six months of 2019, a $4.6 billion decrease year-over-year. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Operating revenue	$9,454	$20,991	$(11,537)	(55.0)
Operating expense	12,063	19,024	(6,961)	(36.6)
Operating income (loss)	(2,609)	1,967	(4,576)	NM
Nonoperating income (expense)	(1,508)	(246)	1,262	NM
Income tax expense (benefit)	(786)	377	(1,163)	NM
Net income (loss)	$(3,331)	$1,344	$(4,675)	NM
Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2020	2019	Increase (Decrease)	% Change
Passengers (thousands)	33,172	79,046	(45,874)	(58.0)
RPMs (millions)	46,199	116,098	(69,899)	(60.2)
ASMs (millions)	69,901	138,885	(68,984)	(49.7)
Passenger load factor	66.1%	83.6%	(17.5) pts.	N/A
PRASM (cents)	11.08	13.83	(2.75)	(19.9)
Yield (cents)	16.77	16.55	0.22	1.3
CTM (millions)	1,191	1,636	(445)	(27.2)
CASM (cents)	17.26	13.70	3.56	26.0
Average price per gallon of fuel, including fuel taxes	$1.76	$2.11	$(0.35)	(16.6)
Fuel gallons consumed (millions)	1,114	2,087	(973)	(46.6)
Employee headcount, as of June 30	91,800	94,600	(2,800)	(3.0)
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Passenger revenue	$7,746	$19,211	$(11,465)	(59.7)
Cargo	666	581	85	14.6
Other operating revenue	1,042	1,199	(157)	(13.1)
Total operating revenue	$9,454	$20,991	$(11,537)	(55.0)
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	Increase (decrease) from 2019:
	Domestic	Atlantic	Pacific	Latin	Total
Average fare per passenger	(0.4)%	(0.9)%	(5.6)%	5.3%	(3.9)%
Passengers	(57.5)%	(65.0)%	(66.1)%	(54.8)%	(58.0)%
RPMs (traffic)	(58.3)%	(62.9)%	(67.8)%	(55.2)%	(60.2)%
ASMs (capacity)	(45.9)%	(53.6)%	(59.9)%	(48.2)%	(49.7)%
Passenger load factor (points)	(19.6)	(16.1)	(16.0)	(11.5)	(17.5)

Passenger revenue decreased $11.5 billion, or 59.7%, in the first six months of 2020 as compared to the year-ago period primarily due to the decrease in demand for air travel as a result of the worldwide spread of COVID-19 and the associated shelter-in-place directives and travel restrictions.
Cargo revenue increased $85 million, or 14.6%, in the first six months of 2020 as compared to the year-ago period primarily due to the implementation and continued expansion of cargo-only charter flights as a result of increased demand for critical goods during the COVID-19 pandemic.
Other operating revenue decreased $157 million, or 13.1%, in the first six months of 2020 as compared to the year-ago period primarily due to a decline in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expenses. The table below includes data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Salaries and related costs	$5,125	$5,930	$(805)	(13.6)
Aircraft fuel	1,966	4,408	(2,442)	(55.4)
Regional capacity purchase	1,125	1,403	(278)	(19.8)
Landing fees and other rent	1,052	1,248	(196)	(15.7)
Depreciation and amortization	1,233	1,107	126	11.4
Aircraft maintenance materials and outside repairs	544	829	(285)	(34.4)
Distribution expenses	326	802	(476)	(59.4)
Aircraft rent	97	154	(57)	(37.0)
Special charges (credit)	(1,386)	89	(1,475)	NM
Other operating expenses	1,981	3,054	(1,073)	(35.1)
Total operating expenses	$12,063	$19,024	$(6,961)	(36.6)
Salaries and related costs decreased $805 million, or 13.6%, in the first six months of 2020 as compared to the year-ago period primarily due to schedule reductions of management and administrative employees, Company-offered leaves of absence, other voluntary separation programs, $237 million lower profit sharing and employee incentives due to the impact of COVID-19 on 2020 results and $142 million in tax credits provided by the Employee Retention Credit under the CARES Act related to the second quarter of 2020.
Aircraft fuel expense decreased $2.4 billion, or 55.4%, in the first six months of 2020 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2020 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2020	2019	% Change	2020	2019	% Change
Fuel expense	$1,966	$4,408	(55.4)	$1.76	$2.11	(16.6)
Total fuel consumption (gallons)	1,114	2,087	(46.6)
Regional capacity purchase decreased $278 million, or 19.8%, in the first six months of 2020 as compared to the year-ago period primarily due to reduced regional flying as a result of COVID-19.
Landing fees and other rent decreased $196 million, or 15.7%, in the first six months of 2020 as compared to the year-ago period primarily due to a decrease in capacity-based rent and landing fees.
Depreciation and amortization increased $126 million, or 11.4%, in the first six months of 2020 as compared to the year-ago period primarily due to additions of aircraft and upgrades to aircraft interiors.
Aircraft maintenance materials and outside repairs decreased $285 million, or 34.4%, in the first six months of 2020 as compared to the year-ago period primarily due to a reduction in airframe checks, engine overhauls, expenses associated with power-by-the-hour engine maintenance contracts and line maintenance due to reduced flying.

Distribution expenses decreased $476 million, or 59.4%, in the first six months of 2020 as compared to the year-ago period primarily due to lower commission and credit card fees as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Aircraft rent decreased $57 million, or 37.0%, in the first six months of 2020 as compared to the year-ago period primarily due to the purchase of leased aircraft.
Details of the Company's special charges (credit) include the following for the six months ended June 30 (in millions):

	2020	2019
CARES Act grant	$(1,589)	$—
Impairment of assets	130	69
Severance and benefit costs	63	12
(Gains) losses on sale of assets and other special charges	10	8
Special charges (credit)	$(1,386)	$89
See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses decreased $1.1 billion, or 35.1%, in the first six months of 2020 as compared to the year-ago period primarily due to the impacts of COVID-19 on our airport operations (including United Club closures and capacity-driven expenses like food catering, cargo trucking and handling, interrupted trip charges and navigation fees, among others), technology needs (including Wi-Fi expenses), crew-related expenses and $88 million received in settlement of credit card interchange fees.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Interest expense	$(367)	$(379)	$(12)	(3.2)
Interest capitalized	38	43	(5)	(11.6)
Interest income	37	67	(30)	(44.8)
Unrealized gains (losses) on investments, net	(310)	51	(361)	NM
Miscellaneous, net	(906)	(28)	878	NM
Total	$(1,508)	$(246)	$1,262	NM
Unrealized gains (losses) on investments, net, decreased by $361 million, due to a $310 million loss in the first six months of 2020 as compared to a $51 million gain in the year-ago period, as a result of a decrease in the market value of the Company's equity investment in Azul and a decrease in the fair value of the Avianca Holdings S.A. ("AVH") share call options, AVH share appreciation rights and AVH share-based upside sharing agreement. See Notes 8 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Miscellaneous, net increased $878 million in the first six months of 2020 as compared to the year-ago period, primarily due to credit loss allowances associated with the Company's Term Loan Agreement, with, among others, BRW Aviation Holding LLC and BRW Aviation LLC, and related guarantee and settlement losses and special termination benefits related to voluntary separation programs under the Company's non-pilot U.S. defined benefit pension plan and postretirement medical programs. See Notes 6, 7, 9 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2020, the Company had $7.5 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.9 billion at December 31, 2019. As of June 30, 2020, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Revolving Credit Agreement available for borrowings. To maximize United's flexibility under a debt incurrence covenant contained in two of United's financings, on July 2, 2020, United took the proactive step of borrowing $1.0 billion under the Revolving Credit Agreement, which leaves $1.0 billion available for borrowing under such agreement by United at any time until April 1, 2022. At June 30, 2020, the Company also had $107 million of restricted cash and cash equivalents, which primarily consisted of collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 88% of its scheduled capacity for the second quarter of 2020. The Company expects scheduled capacity to be down approximately 65% year-over-year in the third quarter of 2020. The Company also expects its scheduled capacity in the fourth quarter of 2020 to be generally consistent with the third quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand. The Company expects demand to remain suppressed until a widely accepted treatment and/or vaccine for COVID-19 is available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:

•	reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations);

•	terminated its share repurchase program;

•
as of July 2, 2020, issued or entered into approximately $10.0 billion ($3.0 billion through June 30, 2020) in secured notes, secured term loan facilities and new aircraft financings, including the MileagePlus Financing;

•	raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock;

•	entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock;

•	borrowed, on July 2, 2020, $1.0 billion under the $2.0 billion revolving credit facility of the Revolving Credit Agreement;

•	entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction;

•
elected to defer the payment of $78 million in payroll taxes incurred through June 30, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until 2021 and 2022;

•	temporarily grounded certain of its mainline fleet; and

•
taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence.

On April 20, 2020, United entered into the PSP Agreement with the U.S. Treasury Department, providing the Company with total funding of approximately $5.0 billion pursuant to the Payroll Support Program under the CARES Act. As of June 30, 2020, the Company received approximately $4.5 billion of the expected $5.0 billion through the Payroll Support Program under the CARES Act. The approximately $500 million remaining balance is expected to be received by the end of July 2020. The Company also submitted an application to the Loan Program under the CARES Act, pursuant to which the Company expects to have the ability, through March 26, 2021, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years.
Several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends on or repurchase stock. As of June 30, 2020, UAL and United were in compliance with their respective debt covenants. In addition, in connection with any borrowings under the Loan Program under the CARES Act, the Company and its business will be subject to certain restrictions.
We have a significant amount of fixed obligations, including debt and leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2020, the Company had approximately $19.2 billion of debt and finance lease obligations, including $4.5 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of June 30, 2020, our current liabilities exceeded our current assets by approximately $6.4 billion. At June 30, 2020, $5.0 billion of current liabilities related to tickets sold to passengers for travel beyond June 30, 2020. While we expect many of those passengers to travel, canceling flights could result in refunds or the issuance of significant amounts of electronic travel certificates and future flight credits which can be applied towards the purchase of future tickets.
As of June 30, 2020, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2020	2021	2022	After 2022
Airbus A321XLR	50	—	—	—	50
Airbus A350	45	—	—	—	45
Boeing 737 MAX	171	16	24	—	131
Boeing 787	16	8	8	—	—
Embraer E175	20	16	4	—	—
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
Following the Federal Aviation Administration ("FAA") order issued on March 13, 2019 prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators ("FAA Order"), Boeing suspended deliveries of new Boeing 737 MAX aircraft. As a result, scheduled deliveries of Boeing 737 MAX series aircraft have been delayed, and the Company expects these delays to continue. The extent of the delay to the scheduled deliveries of new Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors, and these factors have been and could continue to be significantly impacted by the COVID-19 pandemic.
United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 13 used Boeing 737-700 aircraft with expected delivery dates through 2021.
On April 17, 2020, United entered into an agreement with BOC Aviation (USA) Corporation ("BOCA"), a subsidiary of BOC Aviation Limited, to finance through a sale and leaseback transaction six new Boeing model 787-9 aircraft and 16 new Boeing model 737-9 MAX aircraft subject to purchase agreements between United and Boeing. In connection with delivery of each aircraft from Boeing, United will assign its right to purchase such aircraft to BOCA, and simultaneous with BOCA's purchase from Boeing, United will enter into a long-term lease for such aircraft with BOCA. Two Boeing model 787-9 aircraft were delivered in the second quarter of 2020 under this transaction (and each is presently subject to a long-term lease from BOCA to United), and the remaining 20 aircraft are scheduled to be delivered through the end of 2020.
As of June 30, 2020, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments for approximately $24.9 billion, of which approximately $1.8 billion, $3.5 billion, $1.3 billion, $2.7 billion, $1.7 billion and $13.9 billion are due in the last six months of 2020 and for the full year for 2021, 2022, 2023, 2024 and thereafter, respectively.
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
As of June 30, 2020, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots, was pledged under various loan and other agreements. On July 2, 2020, substantially all of the assets of MPH and MIPA were pledged as security in connection with the MileagePlus Financing. The Company has unencumbered assets, including aircraft, engines, spare parts and other physical assets, routes, and slots and gates, among other items, available to be pledged as collateral for future financings, if needed.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	B+	Ba2	BB-
United	B+	*	BB-
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
Sources and Uses of Cash
Operating Activities. Cash flows used by operations were $67 million for the six months ended June 30, 2020 compared to $4.6 billion provided by operations in the same period in 2019. The decrease is primarily attributable to a $4.6 billion decrease in operating income for the first six months of 2020 as compared to the same period in 2019.
Investing Activities. Capital expenditures were approximately $2.0 billion and $2.5 billion in the six months ended June 30, 2020 and 2019, respectively. Capital expenditures for the six months ended June 30, 2020 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.
Financing Activities. During the six months ended June 30, 2020, the Company made debt and finance lease payments of $564 million.
In the six months ended June 30, 2020, the Company received and recorded $4.4 billion from various credit agreements, including the PSP Note and EETC pass-through trusts established in September 2019. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
In the six months ended June 30, 2020, the Company received approximately $1.1 billion from the sale of UAL common stock.
Share Repurchase Programs. In the six months ended June 30, 2020, UAL repurchased approximately 4.3 million shares of UAL common stock in open market transactions for $0.3 billion. On February 24, 2020, the Company suspended share repurchases under its share repurchase program authorized by UAL's Board of Directors in July 2019. UAL's Board of Directors subsequently terminated this share repurchase program on April 24, 2020. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the duration and spread of the ongoing global COVID-19 pandemic and the outbreak of any other disease or similar public health threat and the impact on the business, results of operations and financial condition of the Company; the impact of workforce reductions on the Company's business; the lenders' ability to accelerate the MileagePlus indebtedness, foreclose upon the collateral securing the MileagePlus indebtedness or exercise other remedies if the Company is not able to comply with the covenants in the MileagePlus financing agreements; the final terms of borrowing pursuant to the Loan Program under the CARES Act, if any, and the effects of the grant and promissory note through the Payroll Support Program under the CARES Act; the costs and availability of financing; our significant amount of financial leverage from fixed obligations and ability to seek additional liquidity and maintain adequate liquidity; our ability to comply with the terms of our various financing arrangements; our ability to utilize our net operating losses to offset future taxable income; the material disruption of our strategic operating plan as a result of the COVID-19 pandemic, and our ability to execute our strategic operating plans in the long term; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); risks of doing business globally, including instability and political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; our capacity decisions and the capacity decisions of our competitors; competitive pressures on pricing and on demand; changes in aircraft fuel prices; disruptions in our supply of aircraft fuel; our ability to cost-effectively hedge against increases in the price of aircraft fuel, if we decide to do so; the effects of any technology failures or cybersecurity or significant data breaches; disruptions to services provided by third-party service providers; potential reputational or other impact from adverse events involving our aircraft or operations, the aircraft or operations of our regional carriers or our code share partners or the aircraft or operations of another airline; our ability to attract and retain customers; the effects of any terrorist attacks, international hostilities or other security events, or the fear of such events; the mandatory grounding of aircraft in our fleet; disruptions to our regional network, as a result of the COVID-19 pandemic or otherwise; the impact of regulatory, investigative and legal proceedings and legal compliance risks; the success of our investments in other airlines, including in other parts of the world, which involve significant challenges and risks, particularly given the impact of the COVID-19 pandemic; industry consolidation or changes in airline alliances; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; disruptions in the availability of aircraft, parts or support from our suppliers; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; labor costs; the impact of any management changes; extended interruptions or disruptions in service at major airports where we operate; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements, environmental regulations and the United Kingdom's withdrawal from the European Union); the seasonality of the airline industry; weather conditions; the costs and availability of aviation and other insurance; our ability to realize the full value of our intangible assets and long-lived assets; any impact to our reputation or brand image; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of our 2019 Form 10-

K, and Part II, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Form 10-K other than related to interest rates, as discussed below.
Interest Rates. Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt). The Company's policy is to manage interest rate risk through a combination of fixed and variable rate debt.
At June 30, 2020, we had $11.2 billion of fixed-rate debt and $7.6 billion of variable-rate debt. An increase of 100 basis points in average annual interest rates on June 30, 2020 would have decreased the estimated fair value of our fixed-rate debt by $535 million as of such date and would have increased the annual interest expense on our variable-rate debt by $55 million. On July 2, 2020, our variable-rate debt increased to $11.6 billion. An increase of 100 basis points in average annual interest rates on July 2, 2020 would have increased the annual interest expense on our variable-rate debt by $75 million.
As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest rates and related interest expense.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2020, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2020
During the three months ended June 30, 2020, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2019 Form 10-K for a description of legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2019 Form 10-K for a detailed discussion of the risk factors affecting UAL and United. As of June 30, 2020, there have been no material changes to those risk factors, except as set forth below:
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
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China, and the World Health Organization subsequently declared COVID-19 a "pandemic." As a result of COVID-19, the U.S. government declared a national emergency, the U.S. Department of State issued numerous travel advisories, including a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel, and the U.S. government has implemented a number of travel-related protocols, including enhanced screenings and mandatory 14-day quarantines. Many foreign and U.S. state and local governments have instituted similar measures and declared states of emergency.
In the United States and other locations around the world, throughout the first half of 2020, people were instructed to stay home or "shelter in place" and public events, such as conferences, sporting events and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations and schools and businesses are operating with remote attendance, among other actions. In addition, governments, non-governmental organizations and entities in the private sector have issued non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings. While "shelter in place" restrictions and similar advisories and recommendations have been reduced or otherwise eased in certain circumstances, this varies by jurisdiction and organization. In addition, numerous jurisdictions have imposed or reinstated more severe restrictions as a result of the continued spread of COVID-19 or resurgences in the severity of COVID-19 in certain locations, including travel restrictions, mandatory self-quarantine requirements and other enhanced COVID-19-related screening measures that may apply to our personnel and/or the traveling public.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in the first half of 2020, resulting in a net loss of $3.3 billion for that period. Although during the second quarter of 2020 the Company experienced modest, but steady improvement in demand, the Company has since experienced reduced demand and increased cancellations to destinations experiencing increases in COVID-19 cases and/or new quarantine requirements imposed in certain jurisdictions or other restrictions on travel. In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 88% of its scheduled capacity for the second quarter of 2020. The Company expects scheduled capacity to be down approximately 65% year-over-year in the third quarter of 2020. The Company also expects its scheduled capacity in the fourth quarter of 2020 to be generally consistent with the third quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand. The Company expects demand to remain suppressed until a widely accepted treatment and/or vaccine for COVID-19 is available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path.
    The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations), terminated its share repurchase program, issued or entered into approximately $10.0 billion in secured notes, secured term loan facilities and new aircraft financings, including $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH"), and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA"), raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock, entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock, borrowed $1.0 billion under the Company's $2.0 billion revolving credit facility, entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction, deferred certain payroll taxes pursuant to the CARES Act, temporarily grounded certain of its mainline fleet and taken a number of actions to reduce employee-related costs. In addition, on April 20, 2020, in connection with the Payroll Support Program under the CARES Act, United entered into a Payroll Support Program Agreement with the U.S. Treasury Department providing the Company with total funding of approximately $5.0 billion to pay the salaries and benefits of employees through September 30, 2020. The Company has received approximately $4.5 billion of the expected $5.0 billion through the Payroll Support Program under the CARES Act. The remaining balance is expected by the end of July 2020. The Company also expects to have the ability, through March 26, 2021, to borrow up to approximately $4.5 billion from the U.S. Treasury Department for a term of up to five years pursuant to the Loan Program under the CARES Act. The grants and/or loans under the CARES Act will subject the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain U.S. employment levels through September 30, 2020, requirements to issue warrants for UAL common stock to the U.S. Treasury Department and certain limitations on executive compensation. These restrictions have materially affected and will continue to materially affect the Company's operations, and the Company may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.
The Company continues to focus on reducing expenses and managing its liquidity. The Company currently expects daily cash burn during the third quarter of 2020 to average approximately $25 million per day. For this purpose, "cash burn" is defined as net cash from operations, less investing and financing activities. Proceeds from the issuance of new debt (excluding expected aircraft financing), government grants associated with the Payroll Support Program of the CARES Act, issuance of new UAL common stock, net proceeds from sale of short-term and other investments and changes in restricted cash balances are not included in this figure. The Company's management views daily "cash burn" as an important measure in monitoring liquidity in order to assess the Company's cash needs without the impact of certain extraordinary actions or events, and the Company believes this provides useful information to investors about the Company's liquidity position. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain. The Company's reduction in expenditures, measures to improve liquidity or other strategic actions that the Company may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and the Company will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on the Company's business, operating results and financial condition.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, including the impact on overall demand for business travel as a result of increased usage of teleconferencing and other technologies, the impact of COVID-19 on the financial health and operations of the Company's business partners and future governmental actions, including whether applicable governmental authorities will continue to grant waivers of usage requirements for certain of the Company's slots, routes and gates, and all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has had a material impact on the Company, and the continuation of reduced demand could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.
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
The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured loan facilities and other facilities, and other material cash obligations. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new and used aircraft and related spare engines.
     In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company currently intends to continue to seek material amounts of additional financial liquidity in the short-term, which may include the proposed drawing of loans under the Loan Program of the CARES Act, the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items.

There can be no assurance as to the timing of any such incurrence or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. As of June 30, 2020, we had total long-term debt of $18.8 billion and $2.0 billion available for borrowing under our revolving credit facility, $1.0 billion of which was subsequently drawn on July 2, 2020. We also issued $6.8 billion in debt in connection with the MileagePlus Financing on July 2, 2020.We expect to receive an additional approximately $4.5 billion under the Loan Program under the CARES Act.
     The Company's substantial level of indebtedness, the Company's non-investment grade credit ratings and the availability of Company assets as collateral for loans or other indebtedness, which available collateral would be reduced as a result of any CARES Act Loan Program borrowings and other future liquidity-raising transactions, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all. Furthermore, the documents relating to the MileagePlus Financing limit our ability to conduct certain types of financings until mid-August.
 Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in the 2019 Form 10-K, as updated by this report, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company's cash flow available for general corporate purposes may be materially and adversely affected. In particular, with respect to the MileagePlus Financing, the cash flows generated by the MileagePlus business are required to first satisfy interest and principal due thereunder. Therefore, the cash generated by the MileagePlus program is not fully available for our operations or to satisfy our other indebtedness obligations for the seven-year term of the MileagePlus Financing debt. This limitation on our cash flows could have a material adverse effect on our operations and flexibility.
    A material reduction in the Company's liquidity could also result in the Company not being able to timely pay its leases and debts or comply with material provisions of its contractual obligations, including covenants under its financing and credit card processing agreements. Moreover, as a result of the Company's recently-completed financing activities in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on the Company as it continues to seek additional liquidity. In addition, several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the effect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate some level of increased demand for refunds on tickets will continue to be the case for the near future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties may require collateral.
In addition to the foregoing, the degree to which we are leveraged could have important consequences to holders of our securities, including the following:

•
we must dedicate a substantial portion of cash flow from operations to the payment of principal and interest on applicable indebtedness, which, in turn, reduces funds available for operations and capital expenditures;

•	our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;

•	we may be at a competitive disadvantage relative to our competitors with less indebtedness;

•	we are rendered more vulnerable to general adverse economic and industry conditions;

•	we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates; and

•	our credit ratings may be reduced and our debt and equity securities may significantly decrease in value.
Finally, as of June 30, 2020, the Company had $7.6 billion in variable rate indebtedness, all or a portion of which uses London interbank offered rates ("LIBOR") as a benchmark for establishing applicable rates. On July 2, 2020, this amount was increased by an additional $3.0 billion by the MileagePlus Financing. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to the Company's variable interest indebtedness increase, the Company's interest expense will also increase, which could make it difficult for the Company to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.
See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of June 30, 2020.
If we are not able to comply with the covenants in the MileagePlus Financing agreements, our lenders could accelerate the MileagePlus indebtedness, foreclose upon the collateral securing the MileagePlus indebtedness or exercise other remedies, which would have a material adverse effect on our business, results of operations and financial condition.

The covenants in the agreements governing the MileagePlus Financing contain a number of provisions that will limit our ability to modify aspects of the MileagePlus program if such modifications would be reasonably expected to have a material adverse effect on the MileagePlus program or on our ability to pay the obligations under the MileagePlus Financing agreements. Moreover, the terms of such agreements also place certain restrictions on our establishing or owning another mileage or loyalty program and our ability to make material modifications to our agreements with certain MileagePlus partners. Furthermore, the MileagePlus Financing may also negatively affect certain material business relationships, and if any such relationship were to be materially impaired and/or terminated, we could experience a material adverse effect on our business, results of operations and financial condition.

The agreements governing the MileagePlus Financing restrict our ability to terminate or modify the intercompany agreements governing the relationship between United and the MileagePlus program, including the agreement governing the rate that United must pay MPH for the purchase of miles and United's obligation to make certain seat inventory available to MPH for redemption. Such restrictions are in addition to restrictions on the ability of the obligors under the MileagePlus indebtedness to make restricted payments, incur additional indebtedness, dispose of, create or incur certain liens on, or transfer or convey, the collateral securing the MileagePlus indebtedness, enter into certain transactions with affiliates, merge, consolidate, or sell assets, or designate certain subsidiaries as unrestricted. Complying with these covenants may restrict our ability to make material changes to the operation of the MPH business and may limit our ability to take advantage of business opportunities that may be in our long-term interest. We may also take actions, or omit to take actions, to comply with such covenants that could have a material adverse effect on our business and operations.

Our failure to comply with any of these covenants or restrictions could result in a default under the agreements governing the MileagePlus Financing, which could lead to an acceleration of the debt under such instruments and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions, each of which could have a material adverse effect on us. In the case of an event of default under the agreements governing the MileagePlus Financing agreements, or a cross-default or cross-acceleration under our other indebtedness, we may not have sufficient funds available to make the required payments. If we are unable to repay amounts owed under the agreements governing the MileagePlus Financing, the lenders or noteholders thereunder may choose to exercise their remedies in respect of the collateral securing such indebtedness, including foreclosing upon the MileagePlus collateral, in which case we would lose the right to operate the MileagePlus program thereafter. The exercise of such remedies, especially the loss of the MileagePlus program, would have a material adverse effect on our business, results of operations and financial condition.

In connection with the MileagePlus Financing, we were required to contribute certain assets, including certain MileagePlus intellectual property, including brands and member data, to Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH structured to be bankruptcy remote that serves as a co-issuer of the MileagePlus Financing indebtedness, the assets of which subsidiary are collateral for such indebtedness. United and MPH will have the right to use the contributed intellectual property pursuant to a license agreement with MIPA. Such license agreement will be terminated, and our right to use such intellectual property will cease, upon specified termination events, including, but not limited to, our failure to assume the license agreement and various related intercompany agreements in a restructuring process. The termination of the license agreement would be an event of default under the agreements governing the MileagePlus Financing and in certain circumstances would trigger a liquidated damages payment in an amount that is several multiples of the principal amount of the MileagePlus Financing debt. Thus, the terms of the MileagePlus Financing limit our flexibility to manage our capital structure going forward, and as a result, in the future we may take actions to ensure that the MileagePlus

Financing debt is satisfied or that the lenders' remedies under such debt are not exercised, potentially to the detriment of our other creditors.
The Company's ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.
As of June 30, 2020, UAL reported consolidated federal net operating loss ("NOL") carryforwards of approximately $6 billion.
The Company's ability to use its NOL carryforwards to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"). An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.
There is no assurance that the Company will not experience a future ownership change under Section 382 that may significantly limit its ability to use its NOL carryforwards. Potential future transactions involving the sale or issuance of UAL common stock, including the exercise of warrants issued in connection with the CARES Act programs, conversion options under the terms of any convertible debt that UAL may issue in the future, the repurchase of any debt with UAL common stock, any issuance of UAL common stock for cash, and the acquisition or disposition of any stock by a stockholder owning 5% or more of UAL common stock, or a combination of such transactions, may increase the possibility that the Company will experience a future ownership change under Section 382.
Under Section 382, a future ownership change would subject the Company to additional annual limitations that apply to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of a corporation's stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains in the assets held by such corporation at the time of the ownership change. This limitation could cause the Company's U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause a portion of the Company's NOLs to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company's ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. As a result, certain of the Company's NOL carryforwards may expire before it can generate sufficient taxable income to use them in full.
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
In 2019, the grounding affected the delivery of 16 Boeing 737 MAX aircraft that were scheduled for delivery and were not delivered, and it is also expected to affect the timing of future Boeing 737 MAX aircraft deliveries, including the Boeing 737 MAX aircraft that the Company planned to take delivery in 2020. The extent of the delay of future deliveries is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors, and these factors have been and could continue to be significantly impacted by the COVID-19 pandemic.
In response to the grounding, the Company has made adjustments to its flight schedule and operations, including substituting replacement aircraft on routes originally intended to be flown by Boeing 737 MAX aircraft. In 2019, the grounding impacted the Company's ability to implement its strategic growth strategy, reducing the Company's scheduled capacity from its planned capacity, and resulted in increased costs as well as lower operating revenue. The Company had discussions with Boeing regarding compensation from Boeing for the Company's financial damages related to the grounding of the airline's Boeing 737 MAX aircraft, and in March 2020, the Company entered into a confidential settlement with Boeing with respect to compensation for financial damages incurred in 2019. The settlement agreement was amended and restated in June 2020 to provide for the settlement of additional items related to aircraft delivery and to update the scheduled delivery for substantially all undelivered Boeing 737 MAX aircraft.
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
The significant decline in demand for air travel services resulting from the COVID-19 pandemic has also materially impacted demand for regional carrier services and, as a result, the Company's utilization of its regional network is significantly reduced and is expected to remain so for the foreseeable future. We expect the disruption to services resulting from the COVID-19 pandemic to continue to adversely affect our regional carriers, some of whom may declare bankruptcy or otherwise cease to operate, and we may also incur damages to our regional carriers under our agreements with them.  If, as a result of the COVID-19 pandemic or another significant disruption to our regional network, one or more of the regional carriers with which the Company has relationships is unable to perform its obligations over an extended period of time, there could be a material adverse effect on the Company's business, operating results and financial condition.
Our significant investments in other airlines, including in other parts of the world, and the commercial relationships that we have with those carriers may not produce the returns or results we expect.
An important part of our strategy to expand our global network includes making significant investments in airlines both domestically and in other parts of the world and expanding our commercial relationships with these carriers. For example, in January 2019, we completed the acquisition of a 49.9% interest in ManaAir LLC, which, as of immediately following the closing of that investment, owns 100% of the equity interests in ExpressJet Airlines LLC, a domestic regional airline. We also have minority equity interests in CommutAir and Republic Airways Holdings Inc. See Note 9 to the financial statements included in Part II, Item 8 of the Company's 2019 Form 10-K and Note 9 to the financial statements included in Part I, Item 1 of this report for additional information regarding our investments in regional airlines. We also have significant investments in Latin American airlines, including significant investments in Avianca Holdings, S.A. ("AVH") and BRW Aviation LLC ("BRW"), an affiliate of Synergy Aerospace Corporation and the majority shareholder of AVH, and an equity investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"). In the future, our regional and global business strategy could include entering into joint business arrangements ("JBAs"), commercial agreements and strategic alliances with other carriers, and possibly making loan transactions with, and non-controlling investments in, such carriers.
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
As a result of these and other factors, we may not realize satisfactory returns on our investments, and we may not receive repayment of any invested or loaned funds. Further, these investments may not generate the revenue or operational synergies we expect, and they may distract management focus from our operations or other strategic options. Finally, our reliance on these other carriers in the regions in which they operate may negatively impact our regional and global operations and results if those carriers continue to be impacted by the COVID-19 pandemic and other general business risks discussed above or perform below our expectations or needs and are not able to effectively mitigate these impacts or restore performance levels. Any one or more of these events could have a material adverse effect on our operating results or financial condition.  See Note 8 and Note 9 to the financial statements included in Part II, Item 8 of the Company's 2019 Form 10-K and Notes 7 and 8 to the financial statements included in Part I, Item 1 of this report for additional information regarding our investments in AVH and Azul, respectively. See also the additional risks with respect to our investment in AVH described in this report.
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
In November 2018, as part of our global network strategy, United entered into a revenue-sharing joint business arrangement ("JBA") with Aerovías del Continente Americano S.A. ("Avianca"), a subsidiary of Avianca Holdings, S.A. ("AVH"), Copa Airlines and several of their respective affiliates, subject to regulatory approval. Concurrently with this transaction, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC ("BRW Holding") and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the New York Stock Exchange (the "NYSE"), in exchange for 64.5 million ADRs) (such shares and equity, collectively, the "BRW Loan Collateral"). In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland Holdings Limited, AVH's largest minority shareholder ("Kingsland"), pursuant to which United granted to Kingsland a right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest or any completed liquidation or dissolution of AVH, and also guaranteed BRW's obligation to pay Kingsland the excess, if any, of $12 per ADR on the NYSE and such market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable (the "Cooperation Payment"), for an aggregate maximum possible combined put payment and guarantee amount of $217 million. See Notes 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information regarding our obligations to Kingsland and their interrelationship with the BRW Term Loan Agreement.

     BRW is currently in default under the BRW Term Loan Agreement. In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, Kingsland, was granted, in accordance with the agreements related to the BRW Term Loan Agreement, authority to manage BRW, which remains the majority shareholder of AVH. After a hearing on September 26, 2019, a New York state court granted Kingsland summary judgment authorizing it to foreclose on the BRW Loan Collateral under the BRW Term Loan Agreement. Kingsland then continued with the foreclosure process, which was expected to result in a judicially supervised sale of the BRW Loan Collateral. The New York state court also granted Kingsland's motion for a preliminary injunction that, among other things, enjoins BRW Holding from interfering with Kingsland's ability to exercise voting and other rights in certain equity interests in BRW. These rulings are intermediate steps in the judicial foreclosure process in New York and are subject to appeal.
     The judicial foreclosure process is subject to significant uncertainty given the filing by AVH and certain of its affiliates of voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on May 10, 2020 (as described in more detail below, the "AVH Reorganization Proceedings"). In light of the AVH Reorganization Proceedings, the New York state court judge presiding over the foreclosure proceedings agreed to stay those proceedings until later this year. The repayment of the BRW Term Loan is dependent on this judicial foreclosure process and the value of the BRW Loan Collateral, if any, during or upon the conclusion of the AVH Reorganization Proceedings, and there is no assurance that a judicial foreclosure sale will be completed, or, if completed, will result in the full satisfaction of all of the obligations under the BRW Term Loan, including the obligation to repay United for any payment made in respect of our guarantee of the Cooperation Payment. In that regard, based on United's assessment of AVH's financial uncertainty and the fact that Avianca had ceased operations as a consequence of the COVID-19 pandemic, during the first quarter of 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and the Cooperation Payment. Even if a foreclosure sale of the BRW Loan Collateral were to proceed, the amount we receive from such a foreclosure sale may be inadequate to fully pay the amounts owed to us by BRW (including in respect of any payment we make in respect of the Cooperation Payment, if any) and our costs incurred to foreclose, repossess and sell the collateral. In addition, our ability to enforce a deficiency judgment against BRW or BRW Holding in the event that the proceeds from the sale of the BRW Loan Collateral in the judicial foreclosure are insufficient to repay the full amount of the BRW Term Loan may be limited. Any of these circumstances may lead to a loss or delay in the repayment of the BRW Term Loan. In addition, depending on the impact of the AVH Reorganization Proceedings on the equity interests of AVH, the value of the BRW Loan Collateral could be significantly and adversely affected, or the BRW Loan Collateral could be eliminated entirely, and United may not be able to recover any amounts owed to us by BRW (including in respect of any payment we make in respect of the Cooperation Payment, if any).
     In November 2019, United entered into a senior secured convertible term loan agreement (the "AVH Convertible Loan Agreement") with, among others, AVH, as borrower, for the provision by the lenders thereunder (including United) to AVH of convertible term loans for general corporate purposes. In December 2019, United provided such a convertible term loan to AVH under the AVH Convertible Loan Agreement in the aggregate amount of $150 million (the "AVH Convertible Loan"). See Notes 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information regarding our investments in AVH and its affiliates and our guarantee of the Cooperation Payment, respectively.
Upon the commencement of the AVH Reorganization Proceedings, an automatic stay was imposed that prohibits us from attempting to collect pre-bankruptcy debts from AVH or its properties, including repayment of the AVH Convertible Loan, and any other claims we may have against AVH or its affiliates unless we obtain relief from the automatic stay from the bankruptcy court. The AVH Convertible Loan is secured by a pledge of equity interests in certain of AVH's major subsidiaries, including LifeMiles, Ltd., the indirect subsidiary of AVH that owns and operates the LifeMiles frequent flier program and did not file for bankruptcy protection ("LifeMiles"), and, until released, certain Colombian Peso-denominated credit card receivables owing to Avianca, a guarantor under the AVH Convertible Loan Agreement. However, the amount of the claim with respect to the AVH Convertible Loan will be determined to be secured only to the extent of the value of the underlying collateral securing our claim and there is no assurance that the AVH Convertible Loan will be repaid in full. The duration of the AVH Reorganization Proceedings is difficult to predict, and United's recovery on its claims, including possibly its secured claim on account of the AVH Convertible Loan, may be adversely affected by delays while a plan of reorganization is being negotiated, approved by parties in interest and confirmed by the bankruptcy court until it ultimately becomes effective.
These transactions and relationships involve significant challenges and risks, particularly given the AVH Reorganization Proceedings, the impact of the COVID-19 pandemic and the judicial foreclosure process to which the repayment of the BRW Term Loan is subject. Furthermore, while we have worked closely with Avianca in connection with the JBA, and have supported AVH by providing capital in the form of the AVH Convertible Loan, Avianca is a separately certificated commercial air carrier, and we do not have control over its or AVH's operations, strategy, management or business methods. Avianca is also subject to a number of the same risks as our business, which are described in the Company's 2019 Form 10-K, as updated by this report, including the impact of the COVID-19 pandemic, competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, as well as to its own distinct financial and operational risks.
     As a result of these and other factors, including the AVH Reorganization Proceedings and delays in foreclosure proceedings, we may not receive full (or any) repayment of our BRW Term Loan (including any payment we make in respect of the Cooperation Payment) or our AVH Convertible Loan, and we may be unable to realize the full (or any) value of the BRW Loan Collateral or the collateral securing the AVH Convertible Loan. As a consequence, we may not realize a satisfactory (or any) return on our invested or loaned funds with respect to BRW, AVH and its affiliates.
     Further, these investments may not generate the revenue or operational synergies we expect, and they may distract management focus from our operations or other strategic options. Finally, our reliance on Avianca in the region in which it operates may negatively impact our global operations and results if AVH does not successfully emerge from the AVH Reorganization Proceedings or the COVID-19 pandemic, if the JBA is rejected in connection with the AVH Reorganization Proceedings or if AVH is otherwise impacted by general business risks or performs below our expectations or needs. Any one or more of these events could have a material adverse effect on our operating results or financial condition.
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
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the three and six months ended June 30, 2020, the Company recorded impairment charges of $80 million and $130 million, respectively, for its China routes, primarily as a result of the COVID-19 pandemic and the Company's subsequent suspension of flights to China. In addition, in 2019 and 2018, the Company recorded impairment charges of $90 million and $206 million, respectively, associated with its Hong Kong routes, resulting in the full impairment of these assets. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of the Company's aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. An impairment loss could have a material adverse effect on the Company's financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2020:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (c)
April 2020	264	$64.42	~~—~~	$—
May 2020	2,433	28.60	~~—~~	—
June 2020	2,674	38.52	~~—~~	—
Total	5,371		~~—~~
(a) Reflects shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan each provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.
(b) In December 2017, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock (the "2017 Share Repurchase Program"). During January 2020, the Company completed the 2017 Share Repurchase Program. In July 2019, UAL's Board of Directors authorized a $3.0 billion share repurchase program to acquire UAL's common stock (the "2019 Share Repurchase Program"). On February 24, 2020, following the spread of COVID-19 to Italy, the Company suspended its share repurchases under the 2019 Share Repurchase Program, and, on April 24, 2020, UAL's Board of Directors terminated the 2019 Share Repurchase Program.
(c) The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan do not specify a maximum number of shares that may be withheld to satisfy tax obligations due upon the vesting of restricted stock.

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

*4.3	UAL United
Indenture (including Form of 6.50% Senior Secured Notes due 2027), dated as of July 2, 2020, by and among Mileage Plus Holdings, LLC, Mileage Plus Intellectual Property Assets, Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral custodian, governing the 6.50% Senior Secured Notes due 2027 (filed as Exhibit 4.1 to UAL's Form 8-K filed July 2, 2020, and incorporated herein by reference)

†10.1	UAL	Letter Agreement dated April 29, 2020 among J. Scott Kirby, UAL and United related to salary waiver

†10.2	UAL	Letter Agreement dated May 21, 2020 among Brett J. Hart, UAL and United related to salary waiver

10.3	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020, and incorporated herein by reference)

10.4	UAL United
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

^10.5	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 03776, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc.

*10.6	UAL United
Credit Agreement, dated as of July 2, 2020, by and among Mileage Plus Holdings, LLC, Mileage Plus Intellectual Property Assets, Ltd., the guarantors named therein, the lenders named therein, the lead arrangers named therein, Goldman Sachs Bank USA, as administrative agent, and Wilmington Trust, National Association, as master collateral agent and collateral administrator (filed as Exhibit 10.1 to UAL's Form 8-K filed July 2, 2020, and incorporated herein by reference)

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

† Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United is permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^ Portions of the referenced exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
* Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	July 22, 2020	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 22, 2020	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 22, 2020	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 22, 2020	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)