Form 10-Q
period 2020-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2020-10-15
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2020 is shown below:

United Airlines Holdings, Inc.	290,990,973	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenue:
Passenger revenue	$1,649	$10,481	$9,395	$29,692
Cargo	422	282	1,088	863
Other operating revenue	418	617	1,460	1,816
Total operating revenue	2,489	11,380	11,943	32,371

Operating expense:
Salaries and related costs	2,229	3,063	7,354	8,993
Aircraft fuel	508	2,296	2,474	6,704
Regional capacity purchase	425	721	1,550	2,124
Landing fees and other rent	500	645	1,552	1,893
Depreciation and amortization	626	575	1,859	1,682
Aircraft maintenance materials and outside repairs	115	490	659	1,319
Distribution expenses	53	432	379	1,234
Aircraft rent	50	67	147	221
Special charges (credit)	(1,081)	27	(2,467)	116
Other operating expenses	679	1,591	2,660	4,645
Total operating expenses	4,104	9,907	16,167	28,931
Operating income (loss)	(1,615)	1,473	(4,224)	3,440

Nonoperating income (expense):
Interest expense	(345)	(191)	(712)	(570)
Interest capitalized	16	22	54	65
Interest income	8	36	45	103
Unrealized gains (losses) on investments, net	15	21	(295)	72
Miscellaneous, net	(411)	(12)	(1,317)	(40)
Total nonoperating expense, net	(717)	(124)	(2,225)	(370)
Income (loss) before income taxes	(2,332)	1,349	(6,449)	3,070
Income tax expense (benefit)	(491)	325	(1,277)	702
Net income (loss)	$(1,841)	$1,024	$(5,172)	$2,368
Earnings (loss) per share, basic	$(6.33)	$4.01	$(18.91)	$9.07
Earnings (loss) per share, diluted	$(6.33)	$3.99	$(18.91)	$9.04

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,841)	$1,024	$(5,172)	$2,368

Other comprehensive income (loss), net of tax:
Employee benefit plans	250	304	(292)	294
Investments and other	—	(1)	1	5
Total other comprehensive income (loss), net of tax	250	303	(291)	299

Total comprehensive income (loss), net	$(1,591)	$1,327	$(5,463)	$2,667

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,150	$2,762
Short-term investments	552	2,182
Restricted cash	76	—
Receivables, less allowance for credit losses (2020 — $9; 2019 — $9)	1,171	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020 — $483; 2019 — $425)	961	1,072
Prepaid expenses and other	566	814
Total current assets	16,476	8,194
Operating property and equipment:
Flight equipment	38,167	35,421
Other property and equipment	8,470	7,926
Purchase deposits for flight equipment	1,174	1,360
Total operating property and equipment	47,811	44,707
Less — Accumulated depreciation and amortization	(16,161)	(14,537)
Total operating property and equipment, net	31,650	30,170

Operating lease right-of-use assets	4,544	4,758

Other assets:
Goodwill	4,527	4,523
Intangibles, less accumulated amortization (2020 — $1,481; 2019 — $1,440)	2,852	3,009
Restricted cash	172	106
Notes receivable, less allowance for credit losses (2020 — $559)	144	671
Investments in affiliates and other, net	824	1,180
Total other assets	8,519	9,489
Total assets	$61,189	$52,611
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance ticket sales	$4,907	$4,819
Accounts payable	1,831	2,703
Frequent flyer deferred revenue	772	2,440
Accrued salaries and benefits	1,994	2,271
Current maturities of long-term debt	4,584	1,407
Current maturities of finance leases	136	46
Current maturities of operating leases	623	686
Other	944	566
Total current liabilities	15,791	14,938

Long-term debt	22,297	13,145
Long-term obligations under finance leases	278	220
Long-term obligations under operating leases	4,943	4,946

Other liabilities and deferred credits:
Frequent flyer deferred revenue	5,063	2,836
Postretirement benefit liability	1,012	789
Pension liability	2,282	1,446
Deferred income taxes	389	1,736
Other financial liabilities from sale-leasebacks	957	—
Other	1,174	1,024
Total other liabilities and deferred credits	10,877	7,831
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 290,990,454 and 251,216,381 shares at September 30, 2020 and December 31, 2019, respectively	3	3
Additional capital invested	7,383	6,129
Retained earnings	4,524	9,716
Stock held in treasury, at cost	(3,898)	(3,599)
Accumulated other comprehensive loss	(1,009)	(718)
Total stockholders' equity	7,003	11,531
Total liabilities and stockholders' equity	$61,189	$52,611

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(1,956)	$5,728

Cash Flows from Investing Activities:
Capital expenditures, net of returns of purchase deposits on flight equipment	(1,630)	(3,336)
Purchases of short-term and other investments	(552)	(2,168)
Proceeds from sale of short-term and other investments	2,182	2,282
Other, net	10	(9)
Net cash provided by (used in) investing activities	10	(3,231)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	13,024	1,109
Proceeds from equity issuance	1,135	—
Payments of long-term debt	(964)	(726)
Repurchases of common stock	(353)	(1,431)
Principal payments under finance leases	(53)	(105)
Capitalized financing costs	(294)	(51)
Other, net	(19)	(29)
Net cash provided by (used in) financing activities	12,476	(1,233)
Net increase in cash, cash equivalents and restricted cash	10,530	1,264
Cash, cash equivalents and restricted cash at beginning of the period	2,868	1,799
Cash, cash equivalents and restricted cash at end of the period (a)	$13,398	$3,063

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$1,513	$314
Right-of-use assets acquired through operating leases	64	344
Lease modifications and lease conversions	503	36

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$13,150	$2,959
Restricted cash — Current	76	4
Restricted cash — Non-current	172	100
Total cash, cash equivalents and restricted cash	$13,398	$3,063

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2020	291.0	$3	$7,307	$(3,899)	$6,365	$(1,259)	$8,517
Net loss	—	—	—	—	(1,841)	—	(1,841)
Other comprehensive income	—	—	—	—	—	250	250
Stock settled share-based compensation	—	—	38	—	—	—	38
Warrants issued	—	—	40	—	—	—	40
Net treasury stock issued for share-based awards	—	—	(2)	1	—	—	(1)
Balance at September 30, 2020	291.0	$3	$7,383	$(3,898)	$4,524	$(1,009)	$7,003

Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531
Net loss	—	—	—	—	(5,172)	—	(5,172)
Other comprehensive loss	—	—	—	—	—	(291)	(291)
Stock settled share-based compensation	—	—	80	—	—	—	80
Sale of common stock	43.7	—	1,135	—	—	—	1,135
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Net treasury stock issued for share-based awards	0.5	—	(58)	43	(3)	—	(18)
Warrants issued	—	—	97	—	—	—	97
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at September 30, 2020	291.0	$3	$7,383	$(3,898)	$4,524	$(1,009)	$7,003

Balance at June 30, 2019	257.7	$3	$6,096	$(3,022)	$8,050	$(807)	$10,320
Net income	—	—	—	—	1,024	—	1,024
Other comprehensive income	—	—	—	—	—	303	303
Stock settled share-based compensation	—	—	18	—	—	—	18
Repurchases of common stock	(4.1)	—	—	(363)	—	—	(363)
Net treasury stock issued for share-based awards	—	—	(3)	1	1	—	(1)
Balance at September 30, 2019	253.6	$3	$6,111	$(3,384)	$9,075	$(504)	$11,301

Balance at December 31, 2018	269.9	$3	$6,120	$(1,993)	$6,715	$(803)	$10,042
Net income	—	—	—	—	2,368	—	2,368
Other comprehensive income	—	—	—	—	—	299	299
Stock settled share-based compensation	—	—	49	—	—	—	49
Repurchases of common stock	(16.8)	—	—	(1,426)	—	—	(1,426)
Net treasury stock issued for share-based awards	0.5	—	(58)	35	(8)	—	(31)
Balance at September 30, 2019	253.6	$3	$6,111	$(3,384)	$9,075	$(504)	$11,301

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenue:
Passenger revenue	$1,649	$10,481	$9,395	$29,692
Cargo	422	282	1,088	863
Other operating revenue	418	617	1,460	1,816
Total operating revenue	2,489	11,380	11,943	32,371

Operating expense:
Salaries and related costs	2,229	3,063	7,354	8,993
Aircraft fuel	508	2,296	2,474	6,704
Regional capacity purchase	425	721	1,550	2,124
Landing fees and other rent	500	645	1,552	1,893
Depreciation and amortization	626	575	1,859	1,682
Aircraft maintenance materials and outside repairs	115	490	659	1,319
Distribution expenses	53	432	379	1,234
Aircraft rent	50	67	147	221
Special charges (credit)	(1,081)	27	(2,467)	116
Other operating expenses	679	1,590	2,659	4,643
Total operating expense	4,104	9,906	16,166	28,929
Operating income (loss)	(1,615)	1,474	(4,223)	3,442

Nonoperating income (expense):
Interest expense	(345)	(191)	(712)	(570)
Interest capitalized	16	22	54	65
Interest income	8	36	45	103
Unrealized gains (losses) on investments, net	15	21	(295)	72
Miscellaneous, net	(411)	(12)	(1,317)	(40)
Total nonoperating expense, net	(717)	(124)	(2,225)	(370)
Income (loss) before income taxes	(2,332)	1,350	(6,448)	3,072
Income tax expense (benefit)	(491)	326	(1,277)	703
Net income (loss)	$(1,841)	$1,024	$(5,171)	$2,369
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,841)	$1,024	$(5,171)	$2,369

Other comprehensive income (loss), net of tax:
Employee benefit plans	250	304	(292)	294
Investments and other	—	(1)	1	5
Total other comprehensive income (loss), net of tax	250	303	(291)	299

Total comprehensive income (loss), net	$(1,591)	$1,327	$(5,462)	$2,668

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,150	$2,756
Short-term investments	552	2,182
Restricted cash	76	—
Receivables, less allowance for credit losses (2020 — $9; 2019 — $9)	1,171	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020 —$483; 2019 — $425)	961	1,072
Prepaid expenses and other	566	814
Total current assets	16,476	8,188
Operating property and equipment:
Flight equipment	38,167	35,421
Other property and equipment	8,470	7,926
Purchase deposits for flight equipment	1,174	1,360
Total operating property and equipment	47,811	44,707
Less — Accumulated depreciation and amortization	(16,161)	(14,537)
Total operating property and equipment, net	31,650	30,170

Operating lease right-of-use assets	4,544	4,758

Other assets:
Goodwill	4,527	4,523
Intangibles, less accumulated amortization (2020 — $1,481; 2019 — $1,440)	2,852	3,009
Restricted cash	172	106
Notes receivable, less allowance for credit losses (2020 — $559)	144	671
Investments in affiliates and other, net	824	1,180
Total other assets	8,519	9,489
Total assets	$61,189	$52,605

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Advance ticket sales	$4,907	$4,819
Accounts payable	1,831	2,703
Frequent flyer deferred revenue	772	2,440
Accrued salaries and benefits	1,994	2,271
Current maturities of long-term debt	4,584	1,407
Current maturities of finance leases	136	46
Current maturities of operating leases	623	686
Other	948	571
Total current liabilities	15,795	14,943

Long-term debt	22,297	13,145
Long-term obligations under finance leases	278	220
Long-term obligations under operating leases	4,943	4,946

Other liabilities and deferred credits:
Frequent flyer deferred revenue	5,063	2,836
Postretirement benefit liability	1,012	789
Pension liability	2,282	1,446
Deferred income taxes	416	1,763
Other financial liabilities from sale-leasebacks	957	—
Other	1,174	1,025
Total other liabilities and deferred credits	10,904	7,859
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2020 and December 31, 2019	—	—
Additional capital invested	68	—
Retained earnings	6,835	12,353
Accumulated other comprehensive loss	(1,009)	(718)
Receivable from related parties	1,078	(143)
Total stockholder's equity	6,972	11,492
Total liabilities and stockholder's equity	$61,189	$52,605

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(1,968)	$5,698

Cash Flows from Investing Activities:
Capital expenditures, net of returns of purchase deposits on flight equipment	(1,630)	(3,336)
Purchases of short-term investments and other investments	(552)	(2,168)
Proceeds from sale of short-term and other investments	2,182	2,282
Other, net	10	(9)
Net cash provided by (used in) investing activities	10	(3,231)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	13,024	1,109
Proceeds from issuance of parent's stock	1,135	—
Payments of long-term debt	(964)	(726)
Dividend to UAL	(353)	(1,431)
Principal payments under finance leases	(53)	(105)
Capitalized financing costs	(294)	(51)
Other, net	(1)	1
Net cash provided by (used in) financing activities	12,494	(1,203)
Net increase in cash, cash equivalents and restricted cash	10,536	1,264
Cash, cash equivalents and restricted cash at beginning of the period	2,862	1,793
Cash, cash equivalents and restricted cash at end of the period (a)	$13,398	$3,057

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$1,513	$314
Right-of-use assets acquired through operating leases	64	344
Lease modifications and lease conversions	503	36

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$13,150	$2,953
Restricted cash — Current	76	4
Restricted cash — Non-current	172	100
Total cash, cash equivalents and restricted cash	$13,398	$3,057

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at June 30, 2020	$30	$8,676	$(1,259)	$1,038	$8,485
Net loss	—	(1,841)	—	—	(1,841)
Other comprehensive income	—	—	250	—	250
Stock settled share-based compensation	38	—	—	—	38
Other	—	—	—	40	40
Balance at September 30, 2020	$68	$6,835	$(1,009)	$1,078	$6,972

Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492
Net loss	—	(5,171)	—	—	(5,171)
Other comprehensive loss	—	—	(291)	—	(291)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock settled share-based compensation	80	—	—	—	80
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Other	—	—	—	1,221	1,221
Balance at September 30, 2020	$68	$6,835	$(1,009)	$1,078	$6,972

Balance at June 30, 2019	$—	$11,230	$(807)	$(141)	$10,282
Net income	—	1,024	—	—	1,024
Other comprehensive income	—	—	303	—	303
Dividend to UAL	(18)	(345)	—	—	(363)
Stock settled share-based compensation	18	—	—	—	18
Other	—	—	—	(1)	(1)
Balance at September 30, 2019	$—	$11,909	$(504)	$(142)	$11,263

Balance at December 31, 2018	$598	$10,319	$(803)	$(110)	$10,004
Net income	—	2,369	—	—	2,369
Other comprehensive income	—	—	299	—	299
Dividend to UAL	(647)	(779)	—	—	(1,426)
Stock settled share-based compensation	49	—	—	—	49
Other	—	—	—	(32)	(32)
Balance at September 30, 2019	$—	$11,909	$(504)	$(142)	$11,263

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
Recent Developments
The novel coronavirus (COVID-19) pandemic, together with the measures implemented by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. Measures such as "shelter in place" or quarantine requirements, international and domestic travel restrictions or advisories, limitations on public gatherings, social distancing recommendations, remote work arrangements and closures of tourist destinations and attractions, as well as consumer perceptions of the safety, ease and predictability of air travel, have contributed to a precipitous decline in passenger demand and bookings for both business and leisure travel.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in the first nine months of 2020, resulting in a net loss of $5.2 billion for that period. Although during the third quarter of 2020 the Company experienced modest improvement in demand, the full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to possible increases in COVID-19 cases and/or new quarantine requirements being imposed in certain jurisdictions or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty.
In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 70% of its scheduled capacity for the third quarter of 2020. The Company expects scheduled capacity to be down approximately 55% year-over-year in the fourth quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed and plateau at levels around 50%, relative to 2019 levels, until an accepted treatment and/or vaccine for COVID-19 is widely available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:
•reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations);
•terminated its share repurchase program;
•issued approximately $10.2 billion in secured notes, secured term loan facilities and new aircraft financings;

•borrowed $1.0 billion under the $2.0 billion revolving credit facility of the Amended and Restated Credit and Guaranty Agreement (the "Revolving Credit Agreement");
•raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock;
•entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock;
•entered into agreements to finance certain aircraft currently subject to purchase agreements through sale and leaseback transactions;
•elected to defer the payment of $140 million in payroll taxes incurred through September 30, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until 2021 and 2022;
•temporarily grounded certain of its mainline fleet; and
•taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for 2020 and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence.
In addition, and as announced in July 2020, the Company started the involuntary furlough process earlier this summer when issuing Worker Adjustment and Retraining Notification ("WARN") Act notices to 36,000 of its employees. Since then, the Company worked to reduce the total number of furloughs to approximately 13,000 employees by working closely with its union partners, introducing new voluntary options selected by approximately 9,000 employees and proposing creative solutions that would save jobs. This workforce reduction is part of the Company's strategic realignment of its business and new organizational structure as a result of the impacts of the COVID-19 pandemic on the Company's operations and cost structure.
The Company continues to focus on reducing expenses and managing its liquidity. We expect to continue to modify our cost management structure and capacity as the timing of demand recovery becomes more certain.
On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals, and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with the U.S. Treasury Department ("Treasury") providing the Company with total funding of approximately $5.1 billion pursuant to the Payroll Support Program under the CARES Act. These funds will be used to pay for the salaries and benefits of United employees. Approximately $3.6 billion of the $5.1 billion was a direct grant and approximately $1.5 billion is in the form of a 10-year senior unsecured promissory note (the "PSP Note"). As of September 30, 2020, the Company has received the full amount of the $5.1 billion through the Payroll Support Program under the CARES Act. As of September 30, 2020, the Company recorded $3.1 billion in grant income as Special charges (credit) on the Company's statement of consolidated operations and recorded $453 million as Payroll Support Program deferred credit on the Company's consolidated balance sheet. The Company also recorded $66 million in warrants issued to Treasury, within stockholders' equity, in connection with the PSP Note. See Note 3 and Note 10 to the financial statements included in Part I, Item 1 for additional information related to these warrants and the PSP Note, respectively.
On September 28, 2020, UAL and United entered into a loan agreement with Treasury. The agreement provides for a term loan facility of up to approximately $5.2 billion (the "Term Loan Facility") pursuant to the loan program established under Section 4003(b) of the CARES Act (the "Loan Program"). The loans (the "Term Loans") may be disbursed in up to three disbursements on or before March 26, 2021. Treasury has advised United that it intends to allocate additional loan commitments under the CARES Act in October 2020, and that it expects that such additional allocations will increase the amount available under the Term Loan Facility to up to $7.5 billion in the aggregate. Such increase, and the amount thereof, are subject to final approval by Treasury and both the availability of, and agreement on, collateral. On September 28, 2020, United borrowed, and recorded as Long-term debt on the Company's consolidated balance sheet, $520 million under the Term Loan Facility, the proceeds of which were used to pay certain transaction fees and expenses, and for working capital and other general corporate purposes of the Company. See Note 3 to the financial statements included in Part I, Item 1 for a discussion on the warrants issued in connection with the Term Loans and Note 10 to the financial statements included in Part I, Item 1 for a discussion on the Term Loans.

Under the PSP Agreement and Loan Program, the Company and its business are subject to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain U.S. employment levels through September 30, 2020 and certain limitations on executive compensation.
NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS
The Company adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13") effective January 1, 2020. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities are required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The Company recorded a $17 million cumulative-effect adjustment, net of related income taxes, to its retained earnings balance on January 1, 2020 as a result of this adoption. See Notes 7, 8, 9 and 11 to the financial statements included in Part I, Item 1 for additional disclosures about the impact of ASU 2016-13 on the nine months ended September 30, 2020 results.
NOTE 2 - REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic (U.S. and Canada)	$1,672	$7,094	$7,675	$20,056
Atlantic	365	2,103	1,799	5,627
Pacific	282	1,280	1,346	3,867
Latin America	170	903	1,123	2,821
Total	$2,489	$11,380	$11,943	$32,371
Advance Ticket Sales. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In April 2020, due to the COVID-19 pandemic, the Company extended the expiration dates of ETCs from 12 months from the date of issuance to 24 months from the date of issuance and extended the expiration of FFCs, for tickets issued between May 1, 2019 and March 31, 2020, to 24 months from the original issue date. As of September 30, 2020, the Company's Advance ticket sales liability included $3.0 billion related to these credits and approximately 90% of these credits have expiration dates extending beyond 12 months. However, given the uncertainty of travel demand caused by COVID-19, the Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advanced ticket liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months. Also, the Company is unable to estimate the December 31, 2019 Advance ticket sales that will be recognized in revenue in 2020 due to the higher than historical refunds and exchanges into ETCs or FFCs. The Company continues to use its historical experience and most recent trends and program changes to estimate its breakage. The Company will continue to update its breakage estimates as future information is received.
In the three and nine months ended September 30, 2020, the Company recognized approximately $0.5 billion and $2.9 billion, respectively, and in the three and nine months ended September 30, 2019, the Company recognized approximately $4.1 billion and $3.4 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $157 million and $699 million of ancillary fees within passenger revenue in the three and nine months ended September 30, 2020, respectively. The Company recorded $645 million and $1.9 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2019, respectively. Effective August 30, 2020, the

Company eliminated change fees on all standard Economy and Premium cabin tickets for travel within the U.S. 50 states, Puerto Rico and the U.S. Virgin Islands.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Frequent flyer deferred revenue - beginning balance	$5,670	$5,198	$5,276	$5,005
Total miles awarded	268	662	1,056	1,951
Travel miles redeemed (Passenger revenue)	(87)	(607)	(444)	(1,634)
Non-travel miles redeemed (Other operating revenue)	(16)	(34)	(53)	(103)
Total Frequent flyer deferred revenue - ending balance	$5,835	$5,219	$5,835	$5,219
In the three and nine months ended September 30, 2020, the Company recognized, in Other operating revenue, $378 million and $1.2 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. ("Chase") co-brand agreement. The Company recognized $489 million and $1.5 billion, respectively, in the three and nine months ended September 30, 2019, related to those revenues.
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
NOTE 3 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (loss) available to common stockholders	$(1,841)	$1,024	$(5,172)	$2,368

Basic weighted-average shares outstanding	291.0	255.3	273.5	261.0
Effect of employee stock awards and warrants (a)	—	1.1	—	1.0
Diluted weighted-average shares outstanding	291.0	256.4	273.5	262.0

Earnings (loss) per share, basic	$(6.33)	$4.01	$(18.91)	$9.07
Earnings (loss) per share, diluted	$(6.33)	$3.99	$(18.91)	$9.04
(a) Antidilutive common stock equivalents excluded from the diluted per share calculation are not material.
On April 20, 2020, UAL entered into a warrant agreement with Treasury, pursuant to which UAL agreed to issue to Treasury warrants to purchase shares of common stock, pro rata in conjunction with the initial issuance of, and increases to, the principal amount outstanding under the PSP Note (the "PSP Warrants"). Through September 30, 2020, UAL issued PSP Warrants to purchase up to approximately 4.8 million shares of common stock, with such warrants accounted for as equity instruments. The PSP Warrants have a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020). The PSP Warrants will expire five years after issuance, and are exercisable either through net share settlement, in cash or in shares of UAL common stock, at UAL's option. The PSP Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP Warrants, PSP Warrant holders do not have any voting rights. The relative fair value of the PSP Warrants is recorded within stockholders' equity with an offset to the CARES Act grant credit.

In connection with the entry into the Term Loan Facility, UAL entered into a warrant agreement with Treasury on September 28, 2020, pursuant to which UAL will issue to Treasury warrants (the "Credit Agreement Warrants") to purchase up to approximately 16.4 million shares of UAL common stock, assuming United borrows the initial commitments under the Term Loan Facility in full. The Credit Agreement Warrants will be issued on the date of disbursement of each Term Loan in an amount corresponding to 10% of the principal amount of each such disbursement. In connection with United's borrowing of the initial $520 million loan, on September 28, 2020, UAL issued Credit Agreement Warrants to purchase up to approximately 1.7 million shares of UAL common stock. The Credit Agreement Warrants will have a strike price of $31.50 per share. The Credit Agreement Warrants will expire five years after issuance, and are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. If Treasury increases its loan commitments, then the maximum amount of common stock for which warrants could be issued would increase proportionally with such increase to the commitments.
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
On June 15, 2020, UAL entered into an equity distribution agreement (the "Distribution Agreement") with Citigroup Global Markets Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "ATM Offering"), through the Managers, of up to 28,000,000 shares of UAL's common stock, par value $0.01 per share. Sales of the shares, if any, under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Distribution Agreement, UAL may also sell shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells shares to a Manager as principal, UAL will enter into a separate agreement with such Manager. During the nine months ended September 30, 2020, 0.5 million shares were sold in the ATM Offering at an average price of $41.05 per share, with net proceeds to the Company totaling approximately $22 million. No shares were sold in the ATM Offering during the three months ended September 30, 2020.
NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total
Balance at June 30, 2020	$(1,257)		$3	$(5)	$(1,259)
Changes in value	(11)		—	2	(9)
Amounts reclassified to earnings	333	(a)	—	(74)	259
Balance at September 30, 2020	$(935)		$3	$(77)	$(1,009)

Balance at December 31, 2019	$(560)		$2	$(160)	$(718)
Changes in value	(781)		1	173	(607)
Amounts reclassified to earnings	406	(a)	—	(90)	316
Balance at September 30, 2020	$(935)		$3	$(77)	$(1,009)

Balance at June 30, 2019	$(675)		$3	$(135)	$(807)
Changes in value	394		—	(87)	307
Amounts reclassified to earnings	(4)	(a)	(1)	1	(4)
Balance at September 30, 2019	$(285)		$2	$(221)	$(504)

Balance at December 31, 2018	$(663)		$(4)	$(136)	$(803)
Changes in value	370		7	(83)	294
Amounts reclassified to earnings	8	(a)	(1)	(2)	5
Balance at September 30, 2019	$(285)		$2	$(221)	$(504)
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (See Note 6 to the financial statements included in Part I, Item 1 for additional information).
NOTE 5 - INCOME TAXES

The Company's effective tax rates for the three and nine months ended September 30, 2020 were 21.1% and 19.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2019 were 24.1% and 22.9%, respectively. The provision for income taxes is based on the estimated annual effective tax rate which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and the impact of a change in the Company's mix of domestic and foreign earnings (losses). The effective tax rates for the three and nine months ended September 30, 2020 were impacted by $27 million and $157 million, respectively, of valuation allowance related to unrealized capital losses. The Company will continue to evaluate the realizability of its deferred tax assets and may be required to establish a valuation allowance against a portion of its deferred tax assets in future periods depending on the extent and duration of losses we incur.
NOTE 6 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2020	2019	2020	2019
Service cost	$58	$46	$3	$2	Salaries and related costs
Interest cost	52	56	7	10	Miscellaneous, net
Expected return on plan assets	(77)	(73)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	48	29	(9)	(12)	Miscellaneous, net
Amortization of prior service credit	—	—	(31)	(23)	Miscellaneous, net
Settlement loss	5	2	—	—	Miscellaneous, net
Settlement loss - VSPs (defined below)	319	—	—	—	Miscellaneous, net
Special termination benefit - VSPs	19	—	76	—	Miscellaneous, net
Curtailment	1	—	—	—	Miscellaneous, net
Total	$425	$60	$46	$(23)
The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2020	2019	2020	2019
Service cost	$165	$138	$8	$7	Salaries and related costs
Interest cost	164	170	21	39	Miscellaneous, net
Expected return on plan assets	(259)	(218)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	120	87	(31)	(42)	Miscellaneous, net
Amortization of prior service credit	—	—	(93)	(42)	Miscellaneous, net
Settlement loss	19	5	—	—	Miscellaneous, net
Settlement loss - VSPs (defined below)	390	—	—	—	Miscellaneous, net
Special termination benefit - VSPs	54	—	201	—	Miscellaneous, net
Curtailment	1	—	—	—	Miscellaneous, net
Total	$654	$182	$105	$(39)
Given the impacts of the COVID-19 pandemic, the Company does not plan to make any contributions in 2020 to its two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. The Company does not have any minimum required contributions for 2020.
During the second and third quarters of 2020, the Company offered voluntary separation programs ("VSPs") to its U.S. based front line employees and management and administrative employees. The Company offered certain of its eligible front-line employees, based on employee group, age and completed years of service, special termination benefits in the form of additional years of pension service and additional subsidies for retiree medical costs. As a result, the Company recorded, in the three and nine months ended September 30, 2020, $19 million and $54 million, respectively, for those additional pension benefits. In the three and nine months ended September 30, 2020, the Company recorded $76 million and $201 million, respectively, for those additional retiree medical benefits. Also, the Company recognized, in the three and nine months ended September 30, 2020, $319 million and $390 million, respectively, in settlement losses related to the defined benefit pension plan covering certain U.S. non-pilot employees. As a result of the VSPs and other furlough programs, the Company remeasured both its defined pension plan and its retiree medical benefit program liabilities using discount rates of 3.01% and 2.61%, respectively. During the nine months ended September 30, 2020, as a result of the remeasurements, settlements, curtailments and special termination benefits, the projected benefit obligation of the defined benefit pension plan decreased by $380 million and accumulated other comprehensive losses increased by approximately $286 million. Also, during the nine months ended September 30, 2020, the retiree medical benefit program projected benefit obligation increased by $270 million and accumulated other comprehensive gains decreased by $69 million.
Share-Based Compensation. In the nine months ended September 30, 2020, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards included 2.4 million restricted stock units ("RSUs"), consisting of 2.1 million time-vested RSUs and 0.3 million performance-based RSUs. The time-vested RSUs vest pro-rata, typically on February 28th of each year, over a three-year period from the date of grant. The amount of performance-based RSUs vest upon the achievement of established goals based on the Company's absolute pre-tax margin performance as well as a customer metric based on the Company's relative quarterly average of net promoter scores as compared to a group of industry peers, both of which are measured for the three-year performance period ending December 31, 2022. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense	$41	$33	$83	$70

	September 30, 2020	December 31, 2019
Unrecognized share-based compensation	$120	$77
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
NOTE 8 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$13,150	$13,150	$—	$—	$2,762	$2,762	$—	$—
Short-term investments:
Corporate debt	397	—	397	—	1,045	—	1,045	—
Asset-backed securities	99	—	99	—	690	—	690	—
U.S. government and agency notes	52	—	52	—	124	—	124	—
Certificates of deposit placed through an account registry service ("CDARS")	—	—	—	—	35	—	35	—
Other fixed-income securities	4	—	4	—	95	—	95	—
Other investments measured at net asset value ("NAV")	—	—	—	—	193	—	—	—
Restricted cash — current	76	76	—	—	—	—	—	—
Restricted cash — non-current	172	172	—	—	106	106	—	—
Long-term investments:
Equity securities	118	118	—	—	385	385	—	—
AVH Derivative Assets	—	—	—	—	24	—	—	24
Other assets	14	—	—	14	—	—	—	—
Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of September 30, 2020, asset-backed securities have remaining maturities of less than one year to approximately 14 years and corporate debt securities have remaining maturities of less than three years. U.S. government and agency notes have maturities of approximately two years or less and other fixed-income securities have maturities of less than one year.
Restricted cash — current - Restricted cash primarily includes amounts to be used for the payment of fees, principal and interest on the $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH").
Restricted cash — non-current - Restricted cash primarily includes collateral for letters of credit and collateral associated with facility leases, other insurance-related obligations, and collateral associated with the MileagePlus Financing.
Equity securities - Equity securities represent United's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), consisting of a preferred equity stake of approximately 8% (approximately 2% of the total capital stock of Azul). The Company recorded $17 million of gains and $267 million of losses, respectively, during the three and nine months ended September 30, 2020 for changes to the fair market value of its equity investment in Azul in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations. The Company recorded $21 million and $73 million in gains, respectively, during the three and nine months ended September 30, 2019. The carrying value of our investment in Azul was $118 million at September 30, 2020.
AVH Derivative Assets - As part of the BRW Loan Agreement and related agreements with Kingsland, United obtained AVH share call options and AVH share appreciation rights and entered into an AVH share-based upside sharing agreement (collectively, the "AVH Derivative Assets"). The AVH Derivative Assets are recorded at fair value as Other assets on the Company's balance sheet and are included in the table above. The Company recorded $24 million in losses during the nine months ended September 30, 2020 and recorded $4 million and $5 million in losses, respectively, during the three and nine months ended September 30, 2019, in the fair value of the AVH Derivative Assets in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations.

Investments presented in the table above have the same fair value as their carrying value.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	September 30, 2020					December 31, 2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$26,881	$25,892	$—	$20,247	$5,645	$14,552	$15,203	$—	$11,398	$3,805
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
Short-term investments, other than Other investments measured at NAV, Equity securities and Restricted cash (current and non-current)	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Other investments measured at NAV	In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities.
AVH Derivative Assets	Fair values are calculated using a Monte Carlo simulation approach. Unobservable inputs include expected volatility, expected dividend yield and control and acquisition premiums.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
Commitments. As of September 30, 2020, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2020	2021	2022	After 2022
Airbus A321XLR	50	—	—	—	50
Airbus A350	45	—	—	—	45
Boeing 737 MAX	171	16	24	—	131
Boeing 787	11	3	8	—	—
Embraer E175	15	11	4	—	—
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
Following the Federal Aviation Administration ("FAA") order issued on March 13, 2019 prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators ("FAA Order"), Boeing suspended deliveries of new Boeing 737 MAX aircraft. As a result, scheduled deliveries of Boeing 737 MAX series aircraft have been delayed, and the Company expects these delays to continue. The extent of the delay to the scheduled deliveries of new Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors, and these factors have been and could continue to be significantly impacted by the COVID-19 pandemic. Accordingly, we anticipate that a certain number of 2020 and 2021 MAX deliveries described in the table above may move to later years. If the FAA Order is not lifted by the two-year anniversary of its issuance, an event of loss is likely to occur under certain of the Company's financing documents related to the Boeing 737 MAX aircraft. An event of loss would require the Company to prepay at par approximately $450 million of indebtedness incurred to finance these aircraft. The Company expects that it would be able to refinance any such prepayment.
In March 2020, the Company entered into a confidential settlement with Boeing with respect to compensation for financial damages incurred in 2019 due to the grounding of the Boeing 737 MAX aircraft. In June 2020, the Company entered into an amended and restated confidential agreement with Boeing which provides for the settlement of additional items related to aircraft delivery and updates the scheduled delivery for substantially all undelivered Boeing 737 MAX aircraft. The compensation to the Company under the amended and restated settlement agreement is in the form of credit memos to be issued upon the satisfaction of certain conditions related to aircraft deliveries. The Company is accounting for this settlement as a reduction to the cost basis of future firm order Boeing 737 MAX aircraft deliveries and previously-delivered Boeing 737 MAX aircraft, which will reduce future depreciation expense associated with these aircraft.
United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 11 used Boeing 737-700 aircraft with expected delivery dates through 2021.
In the first nine months of 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787-9 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with delivery of each aircraft from Boeing, United will assign its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United will enter into a long-term lease for such aircraft with the buyer as lessor. Seven Boeing model 787-9 aircraft were delivered under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered through 2021. Upon delivery of aircraft in these sale and leaseback transactions, the Company will account for these aircraft which have a repurchase option at a price other than fair value as part of Flight equipment on the Company's balance sheet and the related obligation recorded in Other current liabilities and Other financial liabilities from sale-leasebacks (noncurrent) since they do not qualify for sale recognition. The remaining aircraft in this transaction that qualify for sale recognition will be recorded as Operating lease right-of-use assets and lease liabilities on the Company's balance sheet after recognition of related gains or losses on such sale.
The table below summarizes United's commitments as of September 30, 2020, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last three months of 2020	$1.3
2021	3.0
2022	1.3
2023	2.8
2024	2.0
After 2024	13.9
$24.3

Regional CPAs. The table below summarizes the Company's expected future payments through the end of the terms of our capacity purchase agreements ("CPAs"), excluding aircraft ownership costs and variable pass-through costs such as fuel and landing fees, among others. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. We have set forth below estimates based on our current assumptions of our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher. During the third quarter, the Company’s estimate of future payments declined due to lower expected future flight activity and a wind-down of the ExpressJet Airlines, LLC ("ExpressJet") CPA agreement. Based on these assumptions as of September 30, 2020, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

Last three months of 2020	$0.4
2021	1.8
2022	1.8
2023	1.5
2024	1.3
After 2024	3.3
$10.1
In July 2020, the Company announced its plans to consolidate its Embraer 145 ("E145") operations into a single regional partner. As a result, the Company is in the process of terminating its CPA with ExpressJet. ExpressJet flew its last commercial flight, on behalf of United, on September 30, 2020. Additionally, United will transfer all of its E145 flying over to Champlain Enterprises, LLC d/b/a CommutAir.
Guarantees. As of September 30, 2020, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2038.
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
As of September 30, 2020, United is the guarantor of $123 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2020, the Company had $12.3 billion of floating rate debt with remaining terms of up to 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $10.8 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Negotiations. As of September 30, 2020, the Company had approximately 87,887 employees, of whom approximately 85% were represented by various U.S. labor organizations and approximately 52% participated in voluntary separation programs and voluntary leave of absence programs. On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the labor union representing United's pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. On September 28, 2020, United's pilots approved an agreement to avoid furloughs, at least until June 2021. The agreement offers, among other things, a second round of an early separation option for all pilots with at least 10 years of service and age 50 and over.
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
NOTE 10 - DEBT
As of September 30, 2020, United had $1.0 billion available under the revolving credit facility of the Revolving Credit Agreement. To maximize United's flexibility under a debt incurrence covenant contained in two of United's financings, on July 2, 2020, United took the proactive step of borrowing $1.0 billion under the Revolving Credit Agreement, which leaves $1.0 billion available for borrowing under such agreement by United at any time until April 1, 2022. Borrowings under the revolving credit facility bear interest at a variable rate equal to LIBOR (but not less than 0% per annum), plus a margin of 2.25% per annum, or (at United's election) another rate based on certain market interest rates, plus a margin of 1.25% per annum.
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

EETC Issuance Date	Class	Face Amount	Stated interest rate	Total proceeds received from issuance of debt during 2020	Total debt recorded as of September 30, 2020
September 2019	AA	$702	2.70%	$189	$702
September 2019	A	287	2.90%	77	287
September 2019	B	232	3.50%	62	232
		$1,221		$328	$1,221
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
PSP Note. During the second and third quarters of 2020, pursuant to the PSP Agreement and in connection with Treasury providing the Company with total funding of approximately $5.1 billion under the Payroll Support Program of the CARES Act, UAL issued a promissory note to Treasury evidencing senior unsecured indebtedness of UAL of approximately $1.5 billion.
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
MileagePlus Financing. On July 2, 2020, MPH and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA" and, together with MPH, the "Issuers") issued $3.8 billion aggregate principal amount of their 6.50% Senior Secured Notes due 2027 (the "Notes"). The Notes have a fixed annual interest rate of 6.50%, which will be paid in cash, quarterly in arrears on March 20, June 20, September 20 and December 20 of each year, beginning on September 21, 2020 (each a "Payment Date"). Concurrently with the issuance of the Notes, the Issuers entered into a credit agreement that provides for a term loan facility in an aggregate principal amount of up to $3.0 billion (the "MP Term Loan Facility"). On July 2, 2020, the Issuers borrowed $3.0 billion in aggregate principal amount under the MP Term Loan Facility. Loans outstanding under the MP Term Loan Facility will bear interest at a variable rate equal to LIBOR (but not less than 1.0% per annum), plus a margin of 5.25% per annum, payable on each Payment Date. The principal on the Notes and the MP Term Loan Facility will be repaid in quarterly installments on each Payment Date, beginning on September 20, 2022. The scheduled maturity date of the Notes and of the MP Term Loan Facility is June 20, 2027. The Issuers lent the proceeds of the Notes and of the MP Term Loan Facility to United, after depositing a portion of such proceeds in reserve accounts to cover future interest payments. The Notes and the loans under the MP Term Loan Facility are guaranteed by UAL, United and certain other subsidiaries of UAL. The Notes and the MP Term Loan Facility are secured by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens, including security interests in specified cash accounts that include the accounts into which MileagePlus revenues are or will be paid by United's marketing partners and by United.
Bridge Loan. On June 30, 2020, the Company entered into a $200 million Term Loan Credit and Guaranty Agreement (the "Bridge Loan"), among United, as borrower, UAL, as parent and guarantor, and Barclays Bank PLC, as administrative agent. The obligations of United under the Bridge Loan are secured by liens on certain routes of United between cities in the U.S. and Europe, South America, and Mexico. United borrowed the full amount of the Bridge Loan on July 1, 2020 and repaid it in a single installment on the maturity date of September 29, 2020.
Credit Agreement. On September 28, 2020, the Company entered into a Loan and Guarantee Agreement (the "Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, Treasury, as lender, and The Bank of New York Mellon, as administrative and collateral agent. The Credit Agreement provides for a Term Loan Facility of up to approximately $5.2 billion pursuant to the Loan Program established under Section 4003(b) of the CARES Act. The loans under the Term Loan Facility may be disbursed in up to three disbursements on or before March 26, 2021. On September 28, 2020, United borrowed an amount equal to $520 million. The principal amount must be repaid in a single installment on the maturity date on September 28, 2025. United may prepay all or a portion from time to time, at par plus accrued and unpaid interest. Borrowings under the Credit Agreement bear interest at a variable rate equal to LIBOR (but not less than 0%), plus a margin of 3.00% per annum. The obligations of United under the Credit Agreement are secured by liens on certain route authorities of United and certain related slots and gate leaseholds and other related assets.
Several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness. As of September 30, 2020, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at September 30, 2020 under then-outstanding long-term debt agreements (in millions):

Last three months of 2020	$661
2021	4,341
2022	3,494
2023	2,224
2024	4,531
After 2024	12,150
$27,401

NOTE 11 - SPECIAL CHARGES (CREDIT)
For the three and nine months ended September 30, special charges (credit), special termination benefits and pension settlement losses, unrealized gains and losses on investments and certain credit losses in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CARES Act grant	$(1,494)	$—	$(3,083)	$—
Severance and benefit costs	350	2	413	14
Impairment of assets	38	—	168	69
(Gains) losses on sale of assets and other special charges	25	25	35	33
Total operating special charges (credit)	(1,081)	27	(2,467)	116
Nonoperating special termination benefits and settlement losses	415	—	646	—
Nonoperating unrealized (gains) losses on investments	(15)	(21)	295	(72)
Nonoperating credit loss on BRW Term Loan and related guarantee	—	—	697	—
Total nonoperating special charges and unrealized (gains) losses on investments	400	(21)	1,638	(72)
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments	(681)	6	(829)	44
Income tax expense (benefit), net of valuation allowance	148	(2)	375	(10)
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments, net of income taxes	$(533)	$4	$(454)	$34
2020
CARES Act grant. During the nine months ended September 30, 2020, the Company received approximately $5.1 billion in funding pursuant to the Payroll Support Program under the CARES Act, which consists of $3.6 billion in a grant and $1.5 billion in an unsecured loan. The Company also recorded $66 million in warrants issued to Treasury, within stockholders' equity, as an offset to the grant income. For the nine months ended September 30, 2020, we recognized $3.1 billion of the grant as a credit to Special charges (credit) with the remaining $453 million recorded as a deferred credit on our balance sheet. We expect to recognize the remainder of the grant income from the Payroll Support Program as Special charge (credit) during the fourth quarter of 2020 as the salaries and wages the grant is intended to offset are incurred.
Impairment of assets. During the third quarter of 2020, the Company recorded an impairment of $38 million of the right-of-use asset associated with the embedded aircraft lease in one of our CPA agreements. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. We measure cash flows at the contract level with our CPA partners. This impairment was primarily due to the impact to cash flows from the pandemic and the relatively short remaining term under the CPA agreement.
In the first quarter of 2020, in response to decreased demand caused by the COVID-19 pandemic, the Company temporarily grounded certain of its mainline fleet, and those aircraft continue to be temporarily grounded. In the first quarter of 2020, as required under relevant accounting standards, United performed forecasted cash flow analyses and determined that the carrying value of the tested fleets is recoverable from future cash flows expected to be generated by those fleets. To determine whether impairments exist for active and temporarily parked mainline aircraft, we group assets at the fleet-type level. To the extent we make decisions to permanently ground any of our fleet, or our estimates of future cash flows generated by our fleet change, we may be required to record impairment charges in future periods. We update the cash flow analysis each quarter. There were no new impairment indicators related to the temporarily-grounded aircraft in the third quarter of 2020.
United assesses its goodwill and intangible assets for potential impairment on an annual basis as of October 1, and on an interim basis if there are indicators that an impairment of goodwill or the intangible assets may have occurred. In the first quarter of 2020, the Company evaluated its goodwill and intangible assets for possible impairments due to the impact of the COVID-19 pandemic on UAL's market capitalization and cash flow projections. For goodwill and certain of its intangible assets, including the Company's China routes, London-Heathrow slots, alliances and the United trade name and logo, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value and, in the case of goodwill, comparing the Company's fair value to its carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will likely remain suppressed through 2021. These assumptions are inherently uncertain as they relate to future events and circumstances. The Company conducted another intangible asset impairment review in the second quarter of 2020 and in the third quarter of 2020 the Company again performed similar quantitative and qualitative assessments as in first quarter described above.
In light of the ongoing impact of the COVID-19 pandemic on both the U.S. and global economies, the significant, sustained impact on the demand for travel and government policies that restrict air travel, the exact timing of the recovery from the COVID-19 pandemic, and the speed at which such recovery could occur, continues to remain uncertain and could result in additional impairment charges in the future. We expect to continue to modify our cost management structure and capacity as the timing of demand recovery becomes more certain.
As a result of the impairment assessments, the Company recorded impairment charges of $130 million during the nine months ended September 30, 2020 for its China routes which was primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets. The Company's China routes are subject to usage requirements imposed by the U.S. and Chinese governments. For the summer 2020 season, both governments issued relief from their frequency and slot usage requirements. The Company, therefore, has been able to reduce its mainland China service without violating the governments' rules. The Company is advocating for a continuation of this relief through the winter 2020/2021 season. As of September 30, 2020, the fair value of the China routes was approximately $1.1 billion. No impairments were recorded in the third quarter of 2020.
Severance and benefit costs. As announced in July 2020, the Company started the involuntary furlough process earlier this summer when issuing WARN Act notices to 36,000 of its employees. Since then, the Company worked to reduce the total number of furloughs to approximately 13,000 employees by working closely with its union partners, introducing new voluntary options selected by approximately 9,000 employees and proposing creative solutions that would save jobs. This workforce reduction is part of the Company's strategic realignment of its business and new organizational structure as a result of the impacts of the COVID-19 pandemic on the Company's operations and cost structure. The Company recorded $350 million and $413 million during the three and nine months ended September 30, 2020, respectively, related to the workforce reduction and voluntary plans for employee severance, pay continuance from voluntary retirements, and benefits-related costs (and additional costs associated with special termination benefits and settlement losses discussed below).
Nonoperating special termination benefits and settlement losses. During the three and nine months ended September 30, 2020, the Company recorded $415 million and $646 million, respectively, of settlement losses related to the Company's primary defined benefit pension plan covering certain U.S. non-pilot employees, and special termination benefits offered, under furlough and voluntary separation programs. See Note 6 to the financial statements included in Part I, Item 1 for additional information.
Nonoperating unrealized gains (losses) on investments, net. During the three and nine months ended September 30, 2020, the Company recorded gains of $15 million and losses of $271 million, respectively, primarily for changes in the fair value of its investment in Azul. Also during the nine months ended September 30, 2020, the Company recorded losses of $24 million for the decrease in fair value of the AVH Derivative Assets.
Nonoperating credit loss on BRW Term Loan and related guarantee. During the nine months ended September 30, 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and related guarantee. AVH is currently in bankruptcy. See Notes 7 and 9 to the financial statements included in Part I, Item 1 for additional information.
2019
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
Impairment of assets. During the nine months ended September 30, 2019, the Company recorded a $47 million impairment for aircraft engines removed from operations, an $8 million fair value adjustment for aircraft purchased off lease, a $6 million charge for the early termination of several regional aircraft finance leases and $8 million in other miscellaneous impairments.
Nonoperating unrealized gains (losses) on investments, net. During the three and nine months ended September 30, 2019, the Company recorded gains of $25 million and $77 million, respectively, primarily for the change in market value of its investment in Azul. Also, during the three and nine months ended September 30, 2019, the Company recorded losses of $4 million and $5 million, respectively, for the change in fair value of the AVH Derivative Assets.

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
Impact of COVID-19 and Outlook
The novel coronavirus (COVID-19) pandemic, together with the measures implemented by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. Measures such as "shelter in place" or quarantine requirements, international and domestic travel restrictions or advisories, limitations on public gatherings, social distancing recommendations, remote work arrangements and closures of tourist destinations and attractions, as well as consumer perceptions of the safety, ease and predictability of air travel, have contributed to a precipitous decline in passenger demand and bookings for both business and leisure travel.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in the first nine months of 2020, resulting in a net loss of $5.2 billion for that period. Although during the third quarter of 2020 the Company experienced modest improvement in demand, the full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to possible increases in COVID-19 cases and/or new quarantine requirements being imposed in certain jurisdictions or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty.
In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 70% of its scheduled capacity for the third quarter of 2020. The Company expects scheduled capacity to be down approximately 55% year-over-year in the fourth quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed and plateau at levels around 50%, relative to 2019 levels, until an accepted treatment and/or vaccine for COVID-19 is widely available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:
•reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations);
•terminated its share repurchase program;
•issued approximately $10.2 billion in secured notes, secured term loan facilities and new aircraft financings;
•borrowed $1.0 billion under the $2.0 billion revolving credit facility of the Amended and Restated Credit and Guaranty Agreement (the "Revolving Credit Agreement");
•raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock;
•entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock;

•entered into agreements to finance certain aircraft currently subject to purchase agreements through sale and leaseback transactions;
•elected to defer the payment of $140 million in payroll taxes incurred through September 30, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until 2021 and 2022;
•temporarily grounded certain of its mainline fleet; and
•taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for 2020 and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence.
In addition, and as announced in July 2020, the Company started the involuntary furlough process earlier this summer when issuing Worker Adjustment and Retraining Notification ("WARN") Act notices to 36,000 of its employees. Since then, the Company worked to reduce the total number of furloughs to approximately 13,000 employees by working closely with its union partners, introducing new voluntary options selected by approximately 9,000 employees and proposing creative solutions that would save jobs. This workforce reduction is part of the Company's strategic realignment of its business and new organizational structure as a result of the impacts of the COVID-19 pandemic on the Company's operations and cost structure.
The COVID-19 pandemic is an act of nature and is a circumstance beyond the Company's control, which is further compounded by governmental restrictions on travel and stay-at-home orders that have substantially reduced bookings and the demand for airline travel, resulting in the temporary grounding of a substantial number of the Company's aircraft.
The Company continues to focus on reducing expenses and managing its liquidity. We expect to continue to modify our cost management structure and capacity as the timing of demand recovery becomes more certain.
On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals, and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with the U.S. Treasury Department ("Treasury") providing the Company with total funding of approximately $5.1 billion pursuant to the Payroll Support Program under the CARES Act. These funds will be used to pay for the salaries and benefits of United employees. Approximately $3.6 billion of the $5.1 billion was a direct grant and approximately $1.5 billion is in the form of a 10-year senior unsecured promissory note (the "PSP Note"). As of September 30, 2020, the Company has received the full amount of the $5.1 billion through the Payroll Support Program under the CARES Act. As of September 30, 2020, the Company recorded $3.1 billion in grant income as Special charges (credit) on the Company's statement of consolidated operations and recorded $453 million as Payroll Support Program deferred credit on the Company's consolidated balance sheet. The Company also recorded $66 million in warrants issued to Treasury, within stockholders' equity, in connection with the PSP Note. See Note 3 and Note 10 to the financial statements included in Part I, Item 1 for additional information related to these warrants and the PSP Note, respectively.
On September 28, 2020, UAL and United entered into a loan agreement with Treasury. The agreement provides for a term loan facility of up to approximately $5.2 billion (the "Term Loan Facility") pursuant to the loan program established under Section 4003(b) of the CARES Act (the "Loan Program"). The loans (the "Term Loans") may be disbursed in up to three disbursements on or before March 26, 2021. Treasury has advised United that it intends to allocate additional loan commitments under the CARES Act in October 2020, and that it expects that such additional allocations will increase the amount available under the Term Loan Facility to up to $7.5 billion in the aggregate. Such increase, and the amount thereof, are subject to final approval by Treasury and both the availability of, and agreement on, collateral. On September 28, 2020, United borrowed, and recorded as Long-term debt on the Company's consolidated balance sheet, $520 million, the proceeds of which were used to pay certain transaction fees and expenses, and for working capital and other general corporate purposes of the Company. See Note 3 to the financial statements included in Part I, Item 1 for a discussion on the warrants issued in connection with the Term Loans and Note 10 to the financial statements included in Part I, Item 1 for a discussion on the Term Loans.
Under the PSP Agreement and Loan Program, the Company and its business are subject to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain U.S. employment levels through September 30, 2020 and certain limitations on executive compensation.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended September 30, 2020 as compared to the corresponding period in 2019.
Third Quarter 2020 Compared to Third Quarter 2019
The Company recorded a net loss of $1.8 billion in the third quarter of 2020 as compared to net income of $1.0 billion in the third quarter of 2019. The Company considers a key measure of its performance to be operating income (loss), which was a $1.6 billion loss for the third quarter of 2020, as compared to income of $1.5 billion for the third quarter of 2019, a $3.1 billion decrease year-over-year, primarily as a result of the global COVID-19 pandemic. Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Operating revenue	$2,489	$11,380	$(8,891)	(78.1)
Operating expense	4,104	9,907	(5,803)	(58.6)
Operating income (loss)	(1,615)	1,473	(3,088)	NM
Nonoperating income (expense)	(717)	(124)	593	NM
Income tax expense (benefit)	(491)	325	(816)	NM
Net income (loss)	$(1,841)	$1,024	$(2,865)	NM
Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2020	2019	Increase (Decrease)	% Change
Passengers (thousands) (a)	9,739	43,091	(33,352)	(77.4)
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	10,613	64,629	(54,016)	(83.6)
Available seat miles ("ASMs" or "capacity") (millions) (c)	22,212	75,076	(52,864)	(70.4)
Passenger load factor (d)	47.8%	86.1%	(38.3) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	7.42	13.96	(6.54)	(46.8)
Average yield per revenue passenger mile ("Yield") (cents) (e)	15.54	16.22	(0.68)	(4.2)
Cargo revenue ton miles ("CTM") (millions) (f)	685	804	(119)	(14.8)
Cost per available seat mile ("CASM") (cents)	18.48	13.20	5.28	40.0
Average price per gallon of fuel, including fuel taxes	$1.31	$2.02	$(0.71)	(35.1)
Fuel gallons consumed (millions)	387	1,134	(747)	(65.9)
Employee headcount, as of September 30	87,900	95,000	(7,100)	(7.5)
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Passenger revenue	$1,649	$10,481	$(8,832)	(84.3)
Cargo	422	282	140	49.6
Other operating revenue	418	617	(199)	(32.3)
Total operating revenue	$2,489	$11,380	$(8,891)	(78.1)

The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2019:
	Domestic	Atlantic	Pacific	Latin	Total
Average fare per passenger	(23.6)%	10.5%	50.1%	(24.2)%	(30.4)%
Passengers	(75.1)%	(91.6)%	(94.2)%	(80.6)%	(77.4)%
RPMs (traffic)	(78.2)%	(90.1)%	(95.5)%	(84.3)%	(83.6)%
ASMs (capacity)	(65.3)%	(72.9)%	(84.6)%	(74.3)%	(70.4)%
Passenger load factor (points)	(32.2)	(55.1)	(58.6)	(33.4)	(38.3)

Passenger revenue decreased $8.8 billion, or 84.3%, in the third quarter of 2020 as compared to the year-ago period primarily due to the decrease in demand for air travel as a result of the worldwide spread of COVID-19 and the associated shelter-in-place directives and travel restrictions. Effective August 30, 2020, the Company eliminated change fees on all standard Economy and Premium cabin tickets for travel within the U.S. 50 states, Puerto Rico and the U.S. Virgin Islands.
Cargo revenue increased $140 million, or 49.6%, in the third quarter of 2020 as compared to the year-ago period primarily due to an increase in cargo-only charter flights with higher yields as a result of an increased demand for critical goods during the COVID-19 pandemic.
Other operating revenue decreased $199 million, or 32.3%, in the third quarter of 2020 as compared to the year-ago period primarily due to a decline in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A., and lower revenue from airport lounges due to United Club closures and fewer overall customers utilizing these lounges.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Salaries and related costs	$2,229	$3,063	$(834)	(27.2)
Aircraft fuel	508	2,296	(1,788)	(77.9)
Regional capacity purchase	425	721	(296)	(41.1)
Landing fees and other rent	500	645	(145)	(22.5)
Depreciation and amortization	626	575	51	8.9
Aircraft maintenance materials and outside repairs	115	490	(375)	(76.5)
Distribution expenses	53	432	(379)	(87.7)
Aircraft rent	50	67	(17)	(25.4)
Special charges (credit)	(1,081)	27	(1,108)	NM
Other operating expenses	679	1,591	(912)	(57.3)
Total operating expenses	$4,104	$9,907	$(5,803)	(58.6)
Salaries and related costs decreased $834 million, or 27.2%, in the third quarter of 2020 as compared to the year-ago period primarily due to schedule reductions for management and administrative employees, Company-offered leaves of absence and other voluntary separation programs, $203 million lower profit sharing and other employee incentives due to the impact of COVID-19 on the third quarter of 2020 results and $29 million in tax credits provided by the Employee Retention Credit under the CARES Act related to the third quarter of 2020.
Aircraft fuel expense decreased by $1.8 billion, or 77.9%, in the third quarter of 2020 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended September 30, 2020 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2020	2019	% Change	2020	2019	% Change
Fuel expense	$508	$2,296	(77.9)	$1.31	$2.02	(35.1)
Total fuel consumption (gallons)	387	1,134	(65.9)

Regional capacity purchase decreased $296 million, or 41.1%, in the third quarter of 2020 as compared to the year-ago period primarily due to significantly reduced regional flying as a result of COVID-19 and reduced rates under certain capacity purchase agreements.
Landing fees and other rent decreased $145 million, or 22.5%, in the third quarter of 2020 as compared to the year-ago period primarily due to reduced flying.
Depreciation and amortization increased $51 million, or 8.9%, in the third quarter of 2020 as compared to the year-ago period primarily due to additions of aircraft, upgrades to aircraft interiors and completion of technology projects.
Aircraft maintenance materials and outside repairs decreased $375 million, or 76.5%, in the third quarter of 2020 as compared to the year-ago period primarily due to a reduction in airframe checks, engine overhauls, expenses associated with power-by-the-hour engine maintenance contracts and line maintenance due to reduced flying.
Distribution expenses decreased $379 million, or 87.7%, in the third quarter of 2020 as compared to the year-ago period as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Details of the Company's special charges (credit) include the following for the three months ended September 30 (in millions):

	2020	2019
CARES Act grant	$(1,494)	$—
Severance and benefit costs	350	2
Impairment of assets	38	—
(Gains) losses on sale of assets and other special charges	25	25
Special charges (credit)	$(1,081)	$27
See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses decreased $912 million, or 57.3%, in the third quarter of 2020 as compared to the year-ago period primarily due to the impacts of COVID-19 on our airport operations (including United Club closures, catering, cargo trucking and handling, interrupted trip charges, ground handling and navigation fees), technology projects and crew-related expenses.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Interest expense	$(345)	$(191)	$154	80.6
Interest capitalized	16	22	(6)	(27.3)
Interest income	8	36	(28)	(77.8)
Unrealized gains on investments, net	15	21	(6)	(28.6)
Miscellaneous, net	(411)	(12)	399	NM
Total	$(717)	$(124)	$593	NM
Interest expense increased $154 million, or 80.6%, in the third quarter of 2020 as compared to the year-ago period primarily due to the issuance of new debt financings in 2020 to provide additional liquidity to the Company during the COVID-19 pandemic.
Miscellaneous, net increased $399 million in the third quarter of 2020 as compared to the year-ago period primarily due to settlement losses and special termination benefits related to furloughs and voluntary separation programs under the Company's non-pilot U.S. defined benefit pension plan and postretirement medical programs. See Notes 6 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

First Nine Months 2020 Compared to First Nine Months 2019
The Company recorded a net loss of $5.2 billion in the first nine months of 2020 as compared to net income of $2.4 billion in the first nine months of 2019. The Company considers a key measure of its performance to be operating income (loss), which was a $4.2 billion loss for the first nine months of 2020, as compared to income of $3.4 billion for the first nine months of 2019, a $7.7 billion decrease year-over-year. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Operating revenue	$11,943	$32,371	$(20,428)	(63.1)
Operating expense	16,167	28,931	(12,764)	(44.1)
Operating income (loss)	(4,224)	3,440	(7,664)	NM
Nonoperating income (expense)	(2,225)	(370)	1,855	NM
Income tax expense (benefit)	(1,277)	702	(1,979)	NM
Net income (loss)	$(5,172)	$2,368	$(7,540)	NM
Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2020	2019	Increase (Decrease)	% Change
Passengers (thousands)	42,911	122,137	(79,226)	(64.9)
RPMs (millions)	56,812	180,727	(123,915)	(68.6)
ASMs (millions)	92,113	213,961	(121,848)	(56.9)
Passenger load factor	61.7%	84.5%	(22.8) pts.	N/A
PRASM (cents)	10.20	13.88	(3.68)	(26.5)
Yield (cents)	16.54	16.43	0.11	0.7
CTM (millions)	1,876	2,440	(564)	(23.1)
CASM (cents)	17.55	13.52	4.03	29.8
Average price per gallon of fuel, including fuel taxes	$1.65	$2.08	$(0.43)	(20.7)
Fuel gallons consumed (millions)	1,501	3,221	(1,720)	(53.4)
Employee headcount, as of September 30	87,900	95,000	(7,100)	(7.5)
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Passenger revenue	$9,395	$29,692	$(20,297)	(68.4)
Cargo	1,088	863	225	26.1
Other operating revenue	1,460	1,816	(356)	(19.6)
Total operating revenue	$11,943	$32,371	$(20,428)	(63.1)
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Increase (decrease) from 2019:
	Domestic	Atlantic	Pacific	Latin	Total
Average fare per passenger	(6.1)%	3.6%	(0.1)%	(0.7)%	(9.9)%
Passengers	(63.7)%	(75.8)%	(75.7)%	(62.7)%	(64.9)%
RPMs (traffic)	(65.4)%	(73.8)%	(77.2)%	(64.2)%	(68.6)%
ASMs (capacity)	(52.7)%	(60.9)%	(68.2)%	(56.2)%	(56.9)%
Passenger load factor (points)	(23.0)	(27.2)	(23.2)	(15.5)	(22.8)

Passenger revenue decreased $20.3 billion, or 68.4%, in the first nine months of 2020 as compared to the year-ago period primarily due to the decrease in demand for air travel as a result of the worldwide spread of COVID-19 and the associated shelter-in-place directives and travel restrictions. Effective August 30, 2020, the Company eliminated change fees on all standard Economy and Premium cabin tickets for travel within the U.S. 50 states, Puerto Rico and the U.S. Virgin Islands.
Cargo revenue increased $225 million, or 26.1%, in the first nine months of 2020 as compared to the year-ago period primarily due to the implementation and continued expansion of cargo-only charter flights with higher yields as a result of an increased demand for critical goods during the COVID-19 pandemic.
Other operating revenue decreased $356 million, or 19.6%, in the first nine months of 2020 as compared to the year-ago period primarily due to a decline in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A., and lower revenue from airport lounges due to United Club closures and fewer overall customers utilizing these lounges.
Operating Expenses. The table below includes data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Salaries and related costs	$7,354	$8,993	$(1,639)	(18.2)
Aircraft fuel	2,474	6,704	(4,230)	(63.1)
Regional capacity purchase	1,550	2,124	(574)	(27.0)
Landing fees and other rent	1,552	1,893	(341)	(18.0)
Depreciation and amortization	1,859	1,682	177	10.5
Aircraft maintenance materials and outside repairs	659	1,319	(660)	(50.0)
Distribution expenses	379	1,234	(855)	(69.3)
Aircraft rent	147	221	(74)	(33.5)
Special charges (credit)	(2,467)	116	(2,583)	NM
Other operating expenses	2,660	4,645	(1,985)	(42.7)
Total operating expenses	$16,167	$28,931	$(12,764)	(44.1)
Salaries and related costs decreased $1.6 billion, or 18.2%, in the first nine months of 2020 as compared to the year-ago period primarily due to schedule reductions of management and administrative employees, Company-offered leaves of absence, other voluntary separation programs, $440 million lower profit sharing and employee incentives due to the impact of COVID-19 on 2020 results and $171 million in tax credits provided by the Employee Retention Credit under the CARES Act related to the second and third quarters of 2020.
Aircraft fuel expense decreased $4.2 billion, or 63.1%, in the first nine months of 2020 as compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2020 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2020	2019	% Change	2020	2019	% Change
Fuel expense	$2,474	$6,704	(63.1)	$1.65	$2.08	(20.7)
Total fuel consumption (gallons)	1,501	3,221	(53.4)
Regional capacity purchase decreased $574 million, or 27.0%, in the first nine months of 2020 as compared to the year-ago period primarily due to reduced regional flying as a result of COVID-19 and reduced rates under certain capacity purchase agreements.
Landing fees and other rent decreased $341 million, or 18.0%, in the first nine months of 2020 as compared to the year-ago period primarily due to reduced flying.
Depreciation and amortization increased $177 million, or 10.5%, in the first nine months of 2020 as compared to the year-ago period primarily due to additions of aircraft, upgrades to aircraft interiors and completion of technology projects.

Aircraft maintenance materials and outside repairs decreased $660 million, or 50.0%, in the first nine months of 2020 as compared to the year-ago period primarily due to a reduction in airframe checks, engine overhauls, expenses associated with power-by-the-hour engine maintenance contracts and line maintenance due to reduced flying.
Distribution expenses decreased $855 million, or 69.3%, in the first nine months of 2020 as compared to the year-ago period as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Aircraft rent decreased $74 million, or 33.5%, in the first nine months of 2020 as compared to the year-ago period primarily due to the purchase of leased aircraft.
Details of the Company's special charges (credit) include the following for the nine months ended September 30 (in millions):

	2020	2019
CARES Act grant	$(3,083)	$—
Severance and benefit costs	413	14
Impairment of assets	168	69
(Gains) losses on sale of assets and other special charges	35	33
Special charges (credit)	$(2,467)	$116
See Note 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses decreased $2 billion, or 42.7%, in the first nine months of 2020 as compared to the year-ago period primarily due to the impacts of COVID-19 on our airport operations (including United Club closures, catering, cargo trucking and handling, interrupted trip charges, ground handling and navigation fees), technology projects, crew-related expenses and $88 million received in settlement of credit card interchange fees.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2020	2019	Increase (Decrease)	% Change
Interest expense	$(712)	$(570)	$142	24.9
Interest capitalized	54	65	(11)	(16.9)
Interest income	45	103	(58)	(56.3)
Unrealized gains (losses) on investments, net	(295)	72	(367)	NM
Miscellaneous, net	(1,317)	(40)	1,277	NM
Total	$(2,225)	$(370)	$1,855	NM
Interest expense increased $142 million, or 24.9%, in the first nine months of 2020 as compared to the year-ago period primarily due to the issuance of new debt financings in 2020 to provide additional liquidity to the Company during the COVID-19 pandemic.
Interest income decreased $58 million, or 56.3%, in the first nine months of 2020 as compared to the year-ago period primarily due to a decrease in interest rates.
Unrealized gains (losses) on investments, net, decreased by $367 million, due to a $295 million loss in the first nine months of 2020 as compared to a $72 million gain in the year-ago period, as a result of a decrease in the market value of the Company's equity investment in Azul and a decrease in the fair value of the Avianca Holdings S.A. ("AVH") share call options, AVH share appreciation rights and AVH share-based upside sharing agreement. See Notes 8 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.
Miscellaneous, net increased $1.3 billion in the first nine months of 2020 as compared to the year-ago period, primarily due to credit loss allowances associated with the Company's Term Loan Agreement, with, among others, BRW Aviation Holding LLC and BRW Aviation LLC, and related guarantee and settlement losses and special termination benefits related to furloughs and voluntary separation programs under the Company's non-pilot U.S. defined benefit pension plan and postretirement medical programs. See Notes 6, 7, 9 and 11 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of September 30, 2020, the Company had $13.7 billion in unrestricted cash, cash equivalents and short-term investments, $4.7 billion available for borrowing by United under the Loan Program at any time until March 26, 2021 and $1.0 billion available for borrowing by United under the Revolving Credit Agreement at any time until April 1, 2022.
At September 30, 2020, the Company also had $248 million of restricted cash and cash equivalents, which primarily consisted of collateral for letters of credit, collateral associated with facility leases and other insurance-related obligations and amounts to be used for the payment of fees, principal and interest on the MileagePlus Financing.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 70% of its scheduled capacity for the third quarter of 2020. The Company expects scheduled capacity to be down approximately 55% year-over-year in the fourth quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed and plateau at levels around 50%, relative to 2019 levels, until an accepted treatment and/or vaccine for COVID-19 is widely available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:
•reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations);
•terminated its share repurchase program;
•issued approximately $10.2 billion in secured notes, secured term loan facilities and new aircraft financings;
•borrowed $1.0 billion under the $2.0 billion revolving credit facility of the Revolving Credit Agreement;
•raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock;
•entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock;
•entered into agreements to finance certain aircraft currently subject to purchase agreements through sale and leaseback transactions;
•elected to defer the payment of $140 million in payroll taxes incurred through September 30, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until 2021 and 2022;
•temporarily grounded certain of its mainline fleet; and
•taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for 2020 and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence.
On April 20, 2020, United entered into the PSP Agreement with Treasury, providing the Company with total funding of approximately $5.1 billion pursuant to the Payroll Support Program under the CARES Act. As of September 30, 2020, the Company has received the full amount of the $5.1 billion through the Payroll Support Program under the CARES Act.
On September 28, 2020, UAL and United entered into a loan agreement with Treasury. The agreement provides for a Term Loan Facility of up to approximately $5.2 billion pursuant to the loan program established under Section 4003(b) of the CARES Act. The Term Loans may be disbursed in up to three disbursements on or before March 26, 2021. Treasury has advised United that it intends to allocate additional loan commitments under the CARES Act in October 2020, and that it expects that such additional allocations will increase the amount available under the Term Loan Facility to up to $7.5 billion in the aggregate. Such increase, and the amount thereof, are subject to final approval by Treasury and both the availability of, and agreement on, collateral. On September 28, 2020, United borrowed $520 million under the Term Loan Facility, the proceeds of which were used to pay certain transaction fees and expenses, and for working capital and other general corporate purposes of the Company.
Several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends on or repurchase stock. As of September 30, 2020, UAL and United were in compliance with their respective debt covenants. In addition, in connection with the PSP Agreement and Loan Program, the Company and its business will be subject to certain restrictions.
We have a significant amount of fixed obligations, including debt and leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2020, the Company had approximately $33.8 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $5.4 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of September 30, 2020, our current assets exceeded our current liabilities by approximately $685 million. At September 30, 2020, $4.9 billion of current liabilities related to tickets sold to passengers for travel beyond September 30, 2020. While we expect many of those passengers to travel, canceling flights could result in refunds or the issuance of significant amounts of electronic travel certificates and future flight credits which can be applied towards the purchase of future tickets.
As of September 30, 2020, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2020	2021	2022	After 2022
Airbus A321XLR	50	—	—	—	50
Airbus A350	45	—	—	—	45
Boeing 737 MAX	171	16	24	—	131
Boeing 787	11	3	8	—	—
Embraer E175	15	11	4	—	—
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
Following the Federal Aviation Administration ("FAA") order issued on March 13, 2019 prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators ("FAA Order"), Boeing suspended deliveries of new Boeing 737 MAX aircraft. As a result, scheduled deliveries of Boeing 737 MAX series aircraft have been delayed, and the Company expects these delays to continue. The extent of the delay to the scheduled deliveries of new Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors, and these factors have been and could continue to be significantly impacted by the COVID-19 pandemic. Accordingly, we anticipate that a certain number of 2020 and 2021 MAX deliveries described in the table above may move to later years. If the FAA Order is not lifted by the two-year anniversary of its issuance, an event of loss is likely to occur under certain of the Company's financing documents related to the Boeing 737 MAX aircraft. An event of loss would require the Company to prepay at par approximately $450 million of indebtedness incurred to finance these aircraft. The Company expects that it would be able to refinance any such prepayment.
United also has agreements to purchase 20 used Airbus A319 aircraft with expected delivery dates through 2022 and 11 used Boeing 737-700 aircraft with expected delivery dates through 2021.
In the first nine months of 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787-9 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with delivery of each aircraft from Boeing, United will assign its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United will enter into a long-term lease for such aircraft with the buyer as lessor. Seven Boeing model 787-9 aircraft were delivered under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered through 2021. Upon delivery of aircraft in these sale and leaseback transactions, the Company will account for these aircraft which have a repurchase option at a price other than fair value as part of Flight equipment on the Company's balance sheet and the related obligation recorded in Other current liabilities and Other financial liabilities from sale-leasebacks (noncurrent) since they do not qualify for sale recognition. The remaining aircraft in this transaction that qualify for sale recognition will be recorded as Operating lease right-of-use assets and lease liabilities on the Company's balance sheet after recognition of related gains or losses on such sale.
As of September 30, 2020, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments for approximately $24.3 billion, of which approximately $1.3 billion, $3.0 billion, $1.3 billion, $2.8 billion, $2.0 billion and $13.9 billion are due in the last three months of 2020 and for the full year for 2021, 2022, 2023, 2024 and thereafter, respectively.
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
As of September 30, 2020, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots, was pledged under various loan and other agreements. On July 2, 2020, substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH"), and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA"), were pledged as security in connection with the issuance of $6.8 billion of senior secured notes and a secured term loan facility secured by substantially all of the assets of MPH (the "MileagePlus Financing"). The Company has unencumbered assets, including aircraft, engines, spare parts and other physical assets, routes, and slots and gates, among other items, available to be pledged as collateral for future financings, if needed.
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
Sources and Uses of Cash
Operating Activities. Cash flows used by operations were $2.0 billion for the nine months ended September 30, 2020 compared to $5.7 billion provided by operations in the same period in 2019. The decrease is primarily attributable to a $7.7 billion decrease in operating income for the first nine months of 2020 as compared to the same period in 2019 caused by the COVID-19 pandemic.
Investing Activities. Capital expenditures, net of returns of purchase deposits on flight equipment, were approximately $1.6 billion and $3.3 billion in the nine months ended September 30, 2020 and September 30, 2019, respectively. Capital expenditures for the nine months ended September 30, 2020 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in facility and information technology assets.
Financing Activities. During the nine months ended September 30, 2020, the Company made debt and finance lease payments of $1.0 billion.
In the nine months ended September 30, 2020, the Company received and recorded approximately $13.5 billion from various credit agreements, including the MileagePlus financing, the PSP Note, Term Loan Facility and EETC pass-through trusts established in September 2019. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

In the nine months ended September 30, 2020, the Company received approximately $1.1 billion from the sale of UAL common stock.
Share Repurchase Programs. On February 24, 2020, the Company suspended share repurchases under its share repurchase program authorized by UAL's Board of Directors in July 2019. UAL's Board of Directors subsequently terminated this share repurchase program on April 24, 2020. In the nine months ended September 30, 2020, UAL repurchased approximately 4.3 million shares of UAL common stock in open market transactions for $0.3 billion. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this report for additional information.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the duration and spread of the ongoing global COVID-19 pandemic and the outbreak of any other disease or similar public health threat and the impact on the business, results of operations and financial condition of the Company; the impact of workforce reductions on the Company's business; the lenders' ability to accelerate the MileagePlus indebtedness, foreclose upon the collateral securing the MileagePlus indebtedness or exercise other remedies if the Company is not able to comply with the covenants in the MileagePlus financing agreements; the final terms of borrowing pursuant to the Loan Program established under Section 4003(b) of the CARES Act and the effects of the grant and promissory note through the Payroll Support Program under the CARES Act; the costs and availability of financing; our significant amount of financial leverage from fixed obligations and ability to seek additional liquidity and maintain adequate liquidity; our ability to comply with the terms of our various financing arrangements; our ability to utilize our net operating losses to offset future taxable income; the material disruption of our strategic operating plan as a result of the COVID-19 pandemic, and our ability to execute our strategic operating plans in the long term; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); risks of doing business globally, including instability and political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; our capacity decisions and the capacity decisions of our competitors; competitive pressures on pricing and on demand; changes in aircraft fuel prices; disruptions in our supply of aircraft fuel; our ability to cost-effectively hedge against increases in the price of aircraft fuel, if we decide to do so; the effects of any technology failures or cybersecurity or significant data breaches; disruptions to services provided by third-party service providers; potential reputational or other impact from adverse events involving our aircraft or operations, the aircraft or operations of our regional carriers or our code share partners or the aircraft or operations of another airline; our ability to attract and retain customers; the effects of any terrorist attacks, international hostilities or other security events, or the fear of such events; the mandatory grounding of aircraft in our fleet; disruptions to our regional network as a result of the COVID-19 pandemic or otherwise; the impact of regulatory, investigative and legal proceedings and legal compliance risks; the success of our investments in other airlines, including in other parts of the world, which involve significant challenges and risks, particularly given the impact of the COVID-19 pandemic; industry consolidation or changes in airline alliances; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; disruptions in the availability of aircraft, parts or support from our suppliers; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; labor costs; the impact of any management changes; extended interruptions or disruptions in service at major airports where we operate; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements, environmental regulations and the United Kingdom's withdrawal from the European Union); the seasonality of the airline industry; weather conditions; the costs and availability of aviation and other insurance; our ability to realize the full value of our intangible assets and long-lived assets; any impact to our reputation or brand image; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of our 2019 Form 10-K, and Part II, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").

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
At September 30, 2020, we had $15 billion of fixed-rate debt and $12 billion of variable-rate debt. An increase of 100 basis points in average annual interest rates on September 30, 2020 would have decreased the estimated fair value of our fixed-rate debt by approximately $823 million as of such date and would have increased the annual interest expense on our variable-rate debt by approximately $79 million.
As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest rates and related interest expense.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2020, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2020
During the three months ended September 30, 2020, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2019 Form 10-K for a description of legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2019 Form 10-K for a detailed discussion of the risk factors affecting UAL and United. As of September 30, 2020, there have been no material changes to those risk factors, except as set forth below:
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
The novel coronavirus (COVID-19) pandemic, together with the measures implemented by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. Measures such as "shelter in place" or quarantine requirements, international and domestic travel restrictions or advisories, limitations on public gatherings, social distancing recommendations, remote work arrangements and closures of tourist destinations and attractions, as well as consumer perceptions of the safety, ease and predictability of air travel, have contributed to a precipitous decline in passenger demand and bookings for both business and leisure travel.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in the first nine months of 2020, resulting in a net loss of $5.2 billion for that period. Although during the third quarter of 2020 the Company experienced modest improvement in demand, the full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to possible increases in COVID-19 cases and/or new quarantine requirements being imposed in certain jurisdictions or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty. In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 70% of its scheduled capacity for the third quarter of 2020. The Company expects scheduled capacity to be down approximately 55% year-over-year in the fourth quarter of 2020. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed and plateau at levels of around 50%, relative to 2019 levels, until an accepted treatment and/or vaccine for COVID-19 is widely available. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 and 2021 (including by postponing projects deemed non-critical to the Company's operations), terminated its share repurchase program, issued or entered into approximately $10.2 billion in secured notes, secured facilities and new aircraft financings, including $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH"), and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA"), raised approximately $1.1 billion in cash proceeds in an underwritten public offering of UAL common stock, entered into an equity distribution agreement relating to the issuance and sale, from time to time, of up to 28 million shares of UAL common stock, borrowed $1.0 billion under the $2.0 billion revolving credit facility, entered into an agreement to finance certain aircraft currently subject to purchase agreements through a sale and leaseback transaction, deferred certain payroll taxes pursuant to the CARES Act, temporarily grounded certain of its mainline fleet and taken a number of actions to reduce employee-related costs. In addition, in connection with the Payroll Support Program under the CARES Act, United entered into a Payroll Support Program Agreement with the U.S. Treasury Department ("Treasury") that provided the Company with total funding of approximately $5.1 billion to pay the salaries and benefits of employees through September 30, 2020. The Company also entered into a term loan facility of up to approximately $5.2 billion (the "Term Loan Facility") pursuant to the loan program established under Section 4003(b) of the CARES Act (the "Loan Program"), and on September 28, 2020, United borrowed $520 million under the Term Loan Facility. Subject to final approval by Treasury and both the availability, and agreement on, collateral, the Company expects to have increased availability under the Term Loan Facility of up to $7.5 billion, in the aggregate. The grants and/or loans under the CARES Act subject the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain U.S. employment levels through September 30, 2020 and certain limitations on executive compensation. These restrictions and requirements have materially affected and will continue to materially affect the Company's operations, and the Company may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.
The Company continues to focus on reducing expenses and managing its liquidity. We expect to continue to modify our cost management structure and capacity as the timing of demand recovery becomes more certain. The Company's reduction in expenditures, measures to improve liquidity or other strategic actions that the Company may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and the Company will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on the Company's business, operating results and financial condition.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, including the impact on overall demand for business travel as a result of increased usage of teleconferencing and other technologies, the impact of COVID-19 on the financial health and operations of the Company's business partners and future governmental actions, including whether applicable governmental authorities will continue to grant waivers of usage requirements for certain of the Company's slots, routes and gates. All of these future developments are highly uncertain and cannot be predicted with certainty. The COVID-19 pandemic has had a material impact on the Company, and the continuation of reduced demand could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.
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
In addition, in response to the travel restrictions and advisories, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company currently intends to continue to seek material amounts of additional financial liquidity in the short-term, which may include additional drawings of loans under the Loan Program of the CARES Act, the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items.
There can be no assurance as to the timing of any such incurrence or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. As of September 30, 2020, we had total long-term debt of $26.9 billion, $4.7 billion available for borrowing under the Loan Program under the CARES Act and $1.0 billion available for borrowing under our revolving credit facility. Subject to final approval by Treasury and both the availability of, and agreement on, collateral, we expect to have up to $2.3 billion of additional availability under the Loan Program under the CARES Act.
The Company's substantial level of indebtedness, the Company's non-investment grade credit ratings and the availability of Company assets as collateral for loans or other indebtedness, which available collateral has been reduced as a result of CARES Act Loan Program borrowings and any other future liquidity-raising transactions, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.
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
A material reduction in the Company's liquidity could also result in the Company not being able to timely pay its leases and debts or comply with material provisions of its contractual obligations, including covenants under its financing and credit card processing agreements. Moreover, as a result of the Company's financing activities in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on the Company as it continues to seek additional liquidity. In addition, several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the effect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate some level of increased demand for refunds on tickets will continue to be the case for the near future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties may require collateral.
In addition to the foregoing, the degree to which we are leveraged could have important consequences to holders of our securities, including the following:
•we must dedicate a substantial portion of cash flow from operations to the payment of principal and interest on applicable indebtedness, which, in turn, reduces funds available for operations and capital expenditures;
•our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;
•we may be at a competitive disadvantage relative to our competitors with less indebtedness;
•we are rendered more vulnerable to general adverse economic and industry conditions;
•we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates; and
•our credit ratings may be reduced and our debt and equity securities may significantly decrease in value.
Finally, as of September 30, 2020, the Company had $12.1 billion in variable rate indebtedness, all or a portion of which uses London interbank offered rates ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to the Company's variable interest indebtedness increase, the Company's interest expense will also increase, which could make it difficult for the Company to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.
See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of September 30, 2020.
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
The Company's ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.
As of September 30, 2020, UAL reported consolidated federal net operating loss ("NOL") carryforwards of approximately $8.2 billion.
The Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"). An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.
There is no assurance that the Company will not experience a future ownership change under Section 382 that may significantly limit its ability to use its NOL carryforwards or certain other tax attributes. Potential future transactions involving the sale or issuance of UAL common stock may increase the possibility that the Company will experience a future ownership change under Section 382. Such transactions may include the exercise of warrants issued in connection with the CARES Act programs, the issuance of UAL common stock upon the conversion of any convertible debt that UAL may issue in the future, the repurchase of any debt with UAL common stock, any issuance of UAL common stock for cash, and the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of UAL common stock, or a combination of the foregoing.
Under Section 382, a future ownership change would subject the Company to additional annual limitations that apply to the amount of pre-ownership change NOLs and certain other tax attributes that may be used to offset post-ownership change taxable income. For NOLs, this limitation is generally determined by multiplying the value of a corporation's stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains in the assets held by such corporation at the time of the ownership change. This limitation could cause the Company's U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause a portion of the Company's NOLs and certain other tax attributes to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company's ability to use its NOL carryforwards and certain other tax attributes will also depend on the amount of taxable income it generates in future periods. As a result, certain of the Company's NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full.
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
In 2019, the grounding affected the delivery of 16 Boeing 737 MAX aircraft that were scheduled for delivery and were not delivered, and it is also expected to affect the timing of future Boeing 737 MAX aircraft deliveries, including the Boeing 737 MAX aircraft of which the Company planned to take delivery in 2020. The extent of the delay of future deliveries is expected to be impacted by the length of time the FAA Order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA Order, among other factors, and these factors have been and could continue to be significantly impacted by the COVID-19 pandemic.
In addition, if the FAA Order is not lifted by the two-year anniversary of its issuance, an event of loss is likely to occur under certain of the Company's financing documents related to the Boeing 737 MAX aircraft. An event of loss would require the Company to prepay at par approximately $450 million of indebtedness incurred to finance these aircraft. The Company expects that it would be able to refinance any such prepayment; however, there can be no assurances that the Company's refinancing would be successful.
In response to the grounding, the Company has made adjustments to its flight schedule and operations, including substituting replacement aircraft on routes originally intended to be flown by Boeing 737 MAX aircraft. In 2019, the grounding impacted the Company's ability to implement its strategic growth strategy, reducing the Company's scheduled capacity from its planned capacity, and resulted in increased costs as well as lower operating revenue. Furthermore, in 2020, demand has been, and is expected to continue to be, significantly impacted by COVID-19, which, in addition to the grounding of the Boeing 737 MAX aircraft, has materially disrupted the timely execution of our plans to add capacity in 2020. The Company had discussions with Boeing regarding compensation from Boeing for the Company's financial damages related to the grounding of the airline's Boeing 737 MAX aircraft, and in March 2020, the Company entered into a confidential settlement with Boeing with respect to compensation for financial damages incurred in 2019. The settlement agreement was amended and restated in June 2020 to provide for the settlement of additional items related to aircraft delivery and to update the scheduled delivery for substantially all undelivered Boeing 737 MAX aircraft.
Disruptions to our regional network and United Express flights provided by third-party regional carriers could adversely affect our business, operating results and financial condition.
The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. These regional operations are an extension of the Company's mainline network and complement the Company's operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 11% and 15% of the Company's total capacity for the year ended December 31, 2019 and nine months ended September 30, 2020, respectively.
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
The significant decline in demand for air travel services resulting from the COVID-19 pandemic has also materially impacted demand for regional carrier services and, as a result, the Company's utilization of its regional network is significantly reduced and is expected to remain so for the foreseeable future. We expect the disruption to services resulting from the COVID-19 pandemic to continue to adversely affect our regional carriers, some of which may declare bankruptcy or otherwise cease to operate, and we may also incur damages to our regional carriers under our agreements with them. If, as a result of the COVID-19 pandemic or another significant disruption to our regional network, one or more of the regional carriers with which the Company has relationships is unable to perform its obligations over an extended period of time, there could be a material adverse effect on the Company's business, operating results and financial condition. In addition, although our need for regional carrier services is materially lower than in prior years, we may be obligated to make minimum payments under one or more of our contracts with our regional providers that are in excess of the cost of the services we currently require from them.
Our significant investments in other airlines, including in other parts of the world, and the commercial relationships that we have with those carriers may not produce the returns or results we expect.
An important part of our strategy to expand our global network has included making significant investments in airlines both domestically and in other parts of the world and expanding our commercial relationships with these carriers. For example, in January 2019, we completed the acquisition of a 49.9% interest in ManaAir LLC ("ManaAir"), which, as of immediately following the closing of that investment, owns 100% of the equity interests in ExpressJet Airlines, LLC, a domestic regional airline ("ExpressJet"). We also have minority equity interests in CommutAir and Republic Airways Holdings Inc. See Note 9 to the financial statements included in Part II, Item 8 of the Company's 2019 Form 10-K and Note 9 to the financial statements included in Part I, Item 1 of this report for additional information regarding our investments in regional airlines. We also have significant investments in Latin American airlines, including significant investments in Avianca Holdings, S.A. ("AVH") and BRW Aviation LLC ("BRW"), an affiliate of Synergy Aerospace Corporation and the majority shareholder of AVH, and an equity investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"). In the future, our regional and global business strategy could include entering into joint business arrangements ("JBAs"), commercial agreements and strategic alliances with other carriers, and possibly making loan transactions with, and non-controlling investments in, such carriers.
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
We have recently notified ExpressJet that prior to the end of 2020 we will withdraw all aircraft from our capacity purchase agreement with ExpressJet; as a result, ExpressJet and ManaAir may be dissolved. See Notes 8 and 9 to the financial statements included in Part II, Item 8 of the Company's 2019 Form 10-K and Notes 7, 8 and 9 to the financial statements included in Part I, Item 1 of this report for additional information regarding our investments in AVH and Azul and our capacity purchase arrangements with ExpressJet, respectively. See also the additional risks with respect to our investment in AVH described in this report.
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
BRW is currently in default under the BRW Term Loan Agreement. In order to protect the value of its collateral, on May 24, 2019, United began to exercise certain remedies available to it under the terms of the BRW Term Loan Agreement and related documents. In connection with the delivery by United of a notice of default to BRW, and in accordance with the agreements related to the BRW Term Loan Agreement, Kingsland was granted authority to manage BRW, which remains the majority shareholder of AVH. After a hearing on September 26, 2019, a New York state court granted Kingsland summary judgment authorizing it to foreclose on the BRW Loan Collateral under the BRW Term Loan Agreement. Kingsland then continued with the foreclosure process intended to result in a judicially supervised sale of the BRW Loan Collateral. The New York state court also granted Kingsland's motion for a preliminary injunction that, among other things, enjoins BRW Holding from interfering with Kingsland's ability to exercise voting and other rights in certain equity interests in BRW. These rulings are intermediate steps in the judicial foreclosure process in New York and are subject to appeal.
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
Upon the commencement of the AVH Reorganization Proceedings, an automatic stay was imposed that prohibits us from attempting to collect pre-bankruptcy debts from AVH or its properties, including repayment of the AVH Convertible Loan, and any other claims we may have against AVH or its affiliates unless we obtain relief from the automatic stay from the Bankruptcy Court. The AVH Convertible Loan is secured by a pledge of equity interests in certain of AVH's major subsidiaries, including LifeMiles, Ltd., the indirect subsidiary of AVH that owns and operates the LifeMiles frequent flier program and did not file for bankruptcy protection ("LifeMiles"), and, until released, certain Colombian Peso-denominated credit card receivables owing to Avianca, a guarantor under the AVH Convertible Loan Agreement. On October 5, 2020, U.S. Bankruptcy Court for the Southern District of New York approved an approximately $2 billion debtor-in-possession financing (the "AVH DIP Financing"), which was then consummated on October 13, 2020. Pursuant to the AVH DIP Financing, the AVH Convertible loan was refinanced, or "rolled up", into the AVH DIP Financing without any investment of new funds by United. As a result, United is a Tranche B DIP lender in the AVH DIP Financing to the extent of the principal and interest owed on the AVH Convertible Loan (or less, under certain circumstances). United's Tranche B loan accrues interest at a rate of 14.5% per annum and can be converted, at AVH's option in certain circumstances, into equity upon AVH's exit from bankruptcy. As part of the AVH DIP Financing, the U.S. Bankruptcy Court for the Southern District of New York also approved certain amendments to the alliance agreement and certain related agreements among United, Avianca and some of Avianca's subsidiaries and additional arrangements among those parties applicable to whether AVH accepts or rejects the JBA at or prior to the end of the bankruptcy case. There is no guarantee that United's participation in the AVH DIP Financing will produce the results expected or result in the ultimate repayment to United of the amounts initially loaned under the AVH Convertible Loan. While United's position as an AVH DIP Financing lender provides it with priority secured claims and liens that have been approved by the Bankruptcy Court, the duration of the AVH Reorganization Proceedings is difficult to predict, and United's recovery on its claims, including possibly repayment or conversion of its Tranche B DIP Loans, may be adversely affected by, among other things, delays while a plan of reorganization is being negotiated and approved by creditors entitled to vote on it and whether such plan or reorganization is confirmed by the Bankruptcy Court and subsequently becomes effective.
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
As a result of these and other factors, including the AVH Reorganization Proceedings and delays in foreclosure proceedings, we may not receive full (or any) repayment of our BRW Term Loan (including any payment we make in respect of the Cooperation Payment), our AVH Convertible Loan or our participation, if any, in the AVH DIP Financing, and we may be unable to realize the full (or any) value of the BRW Loan Collateral or the collateral securing the AVH Convertible Loan or the AVH DIP Financing, as applicable. As a consequence, we may not realize a satisfactory (or any) return on our invested or loaned funds with respect to BRW, AVH and its affiliates.
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
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the nine months ended September 30, 2020, the Company recorded impairment charges of $130 million, respectively, for its China routes, primarily as a result of the COVID-19 pandemic and the Company's subsequent suspension of flights to China. In addition, in 2019 and 2018, the Company recorded impairment charges of $90 million and $206 million, respectively, associated with its Hong Kong routes, resulting in the full impairment of these assets. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of the Company's aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. An impairment loss could have a material adverse effect on the Company's financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None
(b) None
(c) The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2020:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (c)
July 2020	589	$35.10	—	$—
August 2020	461	41.45	—	—
September 2020	2,395	34.98	—	—
Total	3,445		—
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
Warrant Agreement, dated as of September 28, 2020, between UAL and The United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

4.2	UAL	Form of Warrant (filed as Exhibit 4.2 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

10.1	UAL United
Loan and Guarantee Agreement, among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, The United States Department of the Treasury, as lender, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.1 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United	The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	October 15, 2020	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 15, 2020	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 15, 2020	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 15, 2020	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)