Form 10-K
period 2020-12-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2021-03-01
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number					State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Airlines Holdings, Inc.					Delaware	36-2675207
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

001-10323	United Airlines, Inc.					Delaware	74-2099724
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock, $0.01 par value	UAL	The Nasdaq Stock Market LLC
	Preferred Stock Purchase Rights		The Nasdaq Stock Market LLC
United Airlines, Inc.	None	None	None
Securities registered pursuant to Section 12(g) of the Act:

United Airlines Holdings, Inc.	None
United Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

United Airlines Holdings, Inc.	Yes	☒	No	☐	United Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Airlines Holdings, Inc.	Yes	☐	No	☒	United Airlines, Inc.	Yes	☐	No	☒
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

United Airlines Holdings, Inc.	☒	United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of United Airlines Holdings, Inc. was $10.0 billion as of June 30, 2020 based on the closing sale price of $34.61 on that date. There is no market for United Airlines, Inc. common stock.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 24, 2021.

United Airlines Holdings, Inc.	318,476,280	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
This combined Form 10-K is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc.
OMISSION OF CERTAIN INFORMATION
United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Airlines Holdings, Inc. from its definitive proxy statement for its 2021 Annual Meeting of Stockholders.

United Airlines Holdings, Inc. and Subsidiary Companies
United Airlines, Inc. and Subsidiary Companies
Annual Report on Form 10-K
For the Year Ended December 31, 2020

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
The Company's principal executive office is located at 233 South Wacker Drive, Chicago, Illinois 60606 (telephone number (872) 825-4000). The Company's website is located at www.united.com and its investor relations website is located at ir.united.com. The information contained on or connected to the Company's websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission ("SEC"). The Company's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as UAL's proxy statement for its annual meeting of stockholders, are accessible without charge on the Company's investor relations website, as soon as reasonably practicable, after such material is electronically filed with, or furnished to, the SEC. Such filings are also available on the SEC's website at www.sec.gov.
Operations
The Company transports people and cargo throughout North America and to destinations in Asia, Europe, Africa, the Pacific, the Middle East and Latin America. UAL, through United and its regional carriers, operates across six continents, with hubs at Newark Liberty International Airport ("Newark"), Chicago O'Hare International Airport ("Chicago O'Hare"), Denver International Airport ("Denver"), George Bush Intercontinental Airport ("Houston Bush"), Los Angeles International Airport ("LAX"), A.B. Won Pat International Airport ("Guam"), San Francisco International Airport ("SFO") and Washington Dulles International Airport ("Washington Dulles").
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
The Company began experiencing a significant decline in passenger demand related to the novel coronavirus (COVID-19) during the first quarter of 2020. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus which may be resistant to currently approved vaccines, passenger testing requirements, mask mandates or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty. In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 57% of its scheduled capacity for 2020. In the first quarter of 2021, the Company expects scheduled capacity to be down at least 51% versus the first quarter of 2019. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed, relative to 2019 levels, until vaccines for COVID-19 are widely distributed and are effective in curbing the spread of the virus. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
Regional. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. This regional service complements our operations by carrying traffic that connects to our hubs and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Champlain Enterprises, LLC d/b/a CommutAir ("CommutAir"), Republic Airline Inc. ("Republic"), GoJet Airlines LLC ("GoJet"), Mesa Airlines, Inc. ("Mesa"), SkyWest Airlines, Inc. ("SkyWest"), and Air Wisconsin Airlines LLC ("Air Wisconsin") are all regional carriers that operate with capacity contracted to United under capacity purchase agreements ("CPAs"). Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. In return, the regional carriers operate the capacity of the aircraft included within the scope of such CPA exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program. The significant decline in demand for air travel services resulting from the COVID-19 pandemic has also materially impacted demand for regional carrier services and, as a result, the Company's utilization of its regional network is significantly reduced and is expected to remain so for the foreseeable future. As a result, we may face claims that we failed to perform certain obligations under our agreements with our regional carriers and may incur damages. Additionally, in July 2020, the Company announced its plans to consolidate its Embraer 145 ("E145") operations into a single regional partner, CommutAir. As a result, the Company terminated its CPA with ExpressJet Airlines, LLC, a domestic regional airline ("ExpressJet"). ExpressJet flew its last commercial flight, on behalf of United, on September 30, 2020. Additionally, United transferred all of its E145 operations over to CommutAir as United's sole regional partner for this aircraft type. We expect the disruption to services resulting from the COVID-19 pandemic to continue to adversely affect our regional carriers, some of which may declare bankruptcy or otherwise cease to operate.
Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. Despite the global challenges posed by the COVID-19 pandemic, Star Alliance carriers continued to serve nearly 1,000 airports in 154 countries with close to 10,000 daily departures as of January 1, 2021. Star Alliance members, in addition to United, are Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways ("ANA"), Asiana Airlines, Austrian Airlines, Aerovías del Continente Americano S.A. ("Avianca"), Brussels Airlines, Copa Airlines ("Copa"), Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In addition to its members, Star Alliance includes Shanghai-based Juneyao Airlines and Thailand-based Thai Smile Airways, a subsidiary of THAI Airways International, as connecting partners.
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
United also participates in four passenger joint business arrangements ("JBAs"): one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Austrian Airlines, Brussels Airlines, Eurowings and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes, one with Air New Zealand covering certain routes between the United States and New Zealand and one with Avianca and Copa, which, upon regulatory approval, will cover routes between the United States and Central and South America, excluding Brazil. These passenger JBAs enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering enhanced customer benefits, such as highly competitive flight schedules, fares and services. Separate from the passenger JBAs, United also participates in cargo JBAs with ANA for transpacific cargo services and with Lufthansa for transatlantic cargo services. These cargo JBAs offer expanded and more seamless access to cargo space across the carriers' respective combined networks.
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
In 2020, approximately 1.9 million MileagePlus flight awards were used on United and United Express. These awards represented 6.2% of United's total revenue passenger miles. Total miles redeemed for flights on United and United Express, including class-of-service upgrades, represented approximately 80% of the total miles redeemed. In addition, excluding miles redeemed for flights on United and United Express, MileagePlus members redeemed miles for approximately 0.8 million other awards. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers. Redemptions in 2020 were adversely impacted by the COVID-19 pandemic.
In response to the impact of COVID-19, the Company made changes to its MileagePlus® Premier® program that will make it easier to earn status in 2021 for the 2022 program year. United will again have reduced Premier Qualifying Points ("PQP") and Premier Qualifying Flights ("PQF") thresholds in 2021 and will have innovative promotions that help members earn status more quickly. Early in 2021, United deposited 25% of the PQP-only requirements in Premier members' accounts based on their 2021 Premier status level. Premier members will earn double the PQP on each of the first three PQP-eligible trips completed January 1 through March 31, 2021 (up to 1,500 PQP per trip), helping their flights go further toward reaching status.
Aircraft Fuel. The table below summarizes the fuel consumption and expense of UAL's aircraft (including the operations of our regional partners operating under CPAs) during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2020	2,004	$3,153	$1.57	15%
2019	4,292	$8,953	$2.09	23%
2018	4,137	$9,307	$2.25	24%
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
Air Cargo. United provides freight and mail services (air cargo). The majority of cargo services are provided to commercial businesses, freight forwarder firms and the United States Postal Service. Through our global network, our cargo operations are able to connect the world's major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft, and starting in 2020, cargo-only flights.
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

Industry Conditions
COVID-19. The COVID-19 pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the airline industry. Measures such as "shelter in place" or quarantine requirements, international and domestic travel restrictions or advisories, limitations on public gatherings, social distancing recommendations, remote work arrangements and closures of tourist destinations and attractions, as well as consumer perceptions of the safety, ease and predictability of air travel, have contributed to a precipitous decline in passenger demand and bookings for both business and leisure travel.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus which may be resistant to currently approved vaccines, passenger testing requirements, mask mandates or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty. Effective August 30, 2020, United permanently eliminated change fees on all standard Economy and Premium cabin tickets for travel within the 50 U.S. states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. Also, in December 2020, the Company eliminated change fees on flights from the U.S. to all international destinations and fees on Basic Economy and all other international travel tickets issued by March 31, 2021. In addition, effective January 1, 2021, United began allowing passengers to standby for free on a flight departing the day of their travel regardless of the type of ticket or class of service, while MileagePlus Premier members can confirm a seat on a different flight on the same day with the same departure and arrival cities as their original ticket if a seat in the same ticket fare class is available.
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
International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may continue to increase in the future as a result of airline mergers and acquisitions, JBAs, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors, including government-subsidized competitors from certain Middle East countries. Competition on international routes is subject to varying degrees of governmental regulation. The Company's ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company generally experiences comparable restrictions in foreign countries. Separately, "fifth freedom rights" allow the Company to operate between points in two different foreign countries and foreign carriers may also have fifth freedom rights between the U.S. and another foreign country. In the absence of fifth freedom rights, or some other extra-bilateral right to conduct operations between two foreign countries, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, immunized JBAs and marketing arrangements that enable these carriers to exchange traffic between each other's flights and route networks. Through these arrangements, the Company strives to provide consumers with a growing number of seamless, cost-effective and convenient travel options. See Alliances, above, for additional information.
Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.
Industry Regulation
Airlines are subject to extensive domestic and international regulatory oversight. The following discussion summarizes the principal elements of the regulatory framework applicable to our business. Regulatory requirements, including but not limited to those discussed below, affect our operations and increase our operating costs, and future regulatory developments may continue to do the same in the future. In addition, should any of our governmental authorizations or certificates be modified, suspended or revoked, our business and competitive position could be materially adversely affected. See Part I, Item 1A. Risk

Factors—"The airline industry is subject to extensive government regulation, which imposes significant costs and may adversely impact our business, operating results and financial condition" for additional information on the material effects of compliance with government regulations.
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
Airlines are also regulated by the Federal Aviation Administration (the "FAA"), an agency within the DOT, primarily in the areas of flight safety, air carrier operations and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect, modify or ground aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security ("DHS") has jurisdiction over virtually every aspect of civil aviation security. The Antitrust Division of the U.S. Department of Justice ("DOJ") has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the Railway Labor Act ("RLA"), a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS, the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture ("USDA"), Centers for Disease Control and Prevention ("CDC"), U.S. Occupational Safety and Health Administration ("OSHA"), and other U.S. and international regulatory bodies.
Airport Access. Access to landing and take-off rights, or "slots," at several major U.S. airports served by the Company are subject to government regulation. Federally-mandated domestic slot restrictions that limit operations and regulate capacity currently apply at three airports: Reagan National Airport in Washington, D.C. ("Reagan National"), and John F. Kennedy International Airport and LaGuardia Airport ("LaGuardia") in the New York City metropolitan region. Additional restrictions on takeoff and landing slots at these and other airports may be implemented in the future and could affect the Company's rights of ownership and transfer as well as its operations.
Legislation. The airline industry is subject to legislative actions (or inactions) that may have an impact on operations and costs. In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to airline customer service and aviation safety. Implementation of some items continues into the new Administration and, depending on how they are implemented, could impact our operations and costs. U.S. Congressional action in response to the COVID-19 pandemic has provided funding for U.S. airlines, in both grants and loans. The U.S. Congress has imposed limited conditions on airlines accepting funding, including workforce retention and minimum service requirements. With the change in control of the U.S. Congress and a new presidential administration, any future funding or other pandemic relief could include additional requirements that could impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to environmental issues or increases to the U.S. federal corporate income tax rate, which could impact the Company and the airline industry.
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
The COVID-19 pandemic has caused most governments to restrict entry to foreign nationals (with some exceptions) and to impose multiple health management rules which can include COVID-19 testing, quarantine upon arrival, health declarations, and temperature screens, among others. Such requirements may result in reduced demand for travel and cause the Company to suspend service to some foreign markets. Certain foreign governments have granted waivers for limited periods that allow the Company to maintain existing slot rights and route authorizations while not operating at a particular foreign point. The airline industry is advocating for the continuation of such waivers until the operating and demand environment return to normal, but future waivers are not guaranteed.
Environmental Regulation. The airline industry is subject to increasingly stringent federal, state, local and international environmental requirements, including those regulating emissions to air, water discharges, safe drinking water and the use and management of hazardous substances and wastes.
Climate Change. There is an increasing global regulatory focus on greenhouse gas ("GHG") emissions and their potential impacts relating to climate change. An initiative to regulate GHG emissions from aviation known as the European Union ("EU") Emission Trading System ("ETS") was adopted in 2009, but applicability to flights arriving at or departing from airports outside the EU has been postponed several times. In December 2017, the European Parliament voted to extend exemptions for extra-EU flights until December 2023 in order to align the extension date with the completion of the pilot phase of the International Civil Aviation Organization's ("ICAO") Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). CORSIA, which was adopted in October 2016, is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation, which can be achieved through airline purchases of eligible carbon offset credits and the use of eligible sustainable fuels. The unprecedented nature of the COVID-19 pandemic prompted ICAO to include only 2019 emissions (as opposed to the originally planned average of 2019-20 emissions) as the baseline upon which offsetting obligations would be calculated for the pilot phase (2021-23) of the scheme; the applicable baseline for the subsequent phases of the scheme, however, is still uncertain. The European Parliament is expected to assess CORSIA implementation and re-assess the applicability of EU ETS to international aviation in 2024, at which point the EU could require all extra- and intra-EU flights to participate in EU ETS. Certain CORSIA program aspects could potentially be affected by the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. However, CORSIA is expected to increase operating costs for the Company, depending on a number of factors, including the number of its flights that are subject to CORSIA, the fuel efficiency of the Company's fleet, the Company's purchase and use of CORSIA-eligible sustainable fuels, aviation sector growth, the price of CORSIA-eligible offsets and the applicable baseline year(s) applied to future phases of the program. In 2017, ICAO also adopted a carbon dioxide ("CO2") emission standard for aircraft. In December 2020, the U.S. Environmental Protection Agency ("EPA") adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO airplane CO2 emission standards. While United endeavors to comply with all applicable environmental regulations, United's Eco-Skies commitment to becoming a more environmentally sustainable company extends beyond seeking to comply with regulatory requirements.

We have made a series of tangible commitments and actions to help reduce our carbon emission footprint, including the following:
•In 2015, we invested $30 million in Fulcrum BioEnergy, a sustainable aviation fuel ("SAF") producer that converts trash to low-carbon jet fuel.
•In 2016, we became the first airline globally to use SAF in regular operations on a continuous basis and, as of December 31, 2020, based on publicly announced commitments, have purchased more SAF than any other U.S. commercial airline.
•In 2018, we became the first U.S. airline to establish a climate goal of reducing our emissions 50% by 2050 versus our 2005 baseline.
• In 2020:
◦We pledged to become 100% green by reducing our GHG emissions by 100% by 2050—without relying on voluntary carbon offsets.
◦We became the first airline to announce a commitment to invest in Direct Air Capture technology through 1PointFive, a joint venture between Oxy Low Carbon Ventures and Rusheen Capital.
◦The Carbon Disclosure Project ("CDP") named United as the only airline globally to its climate 'A List' for the Company's actions to cut emissions, mitigate climate risks and develop the low-carbon economy, marking the seventh consecutive year that United had the highest CDP score among U.S. airlines.
•In the first quarter of 2021, United entered into an agreement to work with, and to invest in, air mobility company Archer Aviation Inc. on the development of electric vertical takeoff and landing (eVTOL) aircraft that have the potential for future use as an 'air taxi' in urban markets.
Additional information regarding United's Eco-Skies program and our pledge to become 100% green by reducing GHG emissions by 100% by 2050, can be found on our website at united.com/100green. The information contained on or connected to the Company's website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.
Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times and state and local air quality initiatives which have resulted, or could in the future result in curtailments in services, increased operating costs, limits on expansion, or further emission reduction requirements. Certain airports and/or governments, both domestically and internationally, either have established or are seeking to establish environmental fees and other requirements applicable to carbon emissions, local air quality pollutants and/or noise. The implementation of these requirements is expected to result in restrictions on mobile sources of air pollutants such as cars, trucks and airport ground support equipment in corresponding locations. Various states have passed legislation restricting the use of Class B fire-fighting foam agents that contain intentionally added per- and polyfluoroalkyl substances ("PFAS"), which are expected to require the Company to incur costs to convert existing fixed foam fire suppression systems to accommodate PFAS-free firefighting foam agents. Finally, environmental cleanup laws could require the Company to undertake or subject the Company to liability for investigation and remediation costs at certain owned or leased locations or third-party disposal locations.
Until the applicability of new regulations to our specific operations is better defined and/or until pending regulations are finalized, future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time. While we continue to monitor these developments, the precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry could be significant.
Human Capital
As of December 31, 2020, UAL, including its subsidiaries, had approximately 74,400 employees, not including furloughed employees who were recalled in connection with the Payroll Support Program extension under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the "PSP Extension Law"). Approximately 84% of the Company's employees were represented by various U.S. labor organizations. The Company believes engaged and empowered employees are important for the success of its mission. The Company's focus areas for employee engagement and retention include, but are not limited to:
Workplace Safety. At United, safety is first in everything we do and is our first core4 service standard (Safe, Caring, Dependable and Efficient). We have implemented policies and training programs, as well as performed self-audits designed to ensure our employees are safe every day. United has onsite clinic locations in certain of its hubs that provide services to active employees including, but not limited to, occupational injury, Company-directed exams, acute care for personal illness, pre-

employment exams, travel immunizations and OSHA audiometric testing. For all other locations, United has partnered with third-party clinics to provide such services. United has a Drug Abatement organization that has implemented programs aimed at supporting United's goal of maintaining a drug- and alcohol-free workplace. Additionally, since the start of the COVID-19 pandemic, the Company has actively implemented additional safety measures in compliance with CDC guidelines and we actively follow their recommendations.
Talent and Pay. At United, we take great pride in the unique opportunity that we have to create and support the kind of careers that are increasingly hard to find in the 21st century American economy. There are thousands of jobs at United that do not require a four-year college degree and also provide significant schedule flexibility. For example our flight attendants and ramp agents have significant flexibility in their work schedules and, as they gain seniority, have the opportunity to earn up to six-figures in total annual compensation and benefits. There are thousands of additional specialized roles at United, like technicians and pilots, with even higher wage scales. Each of these jobs comes with a full suite of employment benefits including a retirement plan, life insurance, health insurance, free travel and more. These employees also enjoy valuable protections negotiated by U.S. labor organizations.
Culture. Having an engaged and proud work force is important to the success of our business. We undertake a confidential employee survey that provides us with point-in-time insights multiple times a year. We use the employee feedback to better understand the employee experience and assess progress made on achieving our goal of making United the best place to work.
Diversity, Equity and Inclusion. United is committed to creating a workplace where all employees feel included and empowered to make a measurable difference in our success. United offers policies, programs, benefits and recognition designed to reward and support the success of our diverse workforce. To help advance United's goals for diversity, equity and inclusion, the airline supports seven employee-run business resource groups with over 8,000 participants. Each group — LGBTQ+, Multi-cultural, People with Disabilities, Veterans, Women, Black/African American and Next Generation — helps increase awareness and understanding of cultural issues and opportunities for employees, while nurturing United's diverse talent, enriching the airline's organizational culture and contributing to Company performance. In 2020 and for the fifth consecutive year, United was recognized as a top-scoring company and best place to work for disability inclusion with a perfect score of 100 on the 2020 Disability Equality Index (DEI). In February, 2021, United received a perfect score of 100%, for the tenth consecutive year, on the Human Rights Campaign Foundation's 2021 Corporate Equality Index (CEI). The scorecard is a benchmarking report on corporate policies and practices related to LGBTQ workplace equality. The perfect score places United on the prestigious 2021 list of "Best Places to Work for LGBTQ Equality."
Additionally, we announced in January that we have achieved near perfect gender and pay equity for our U.S.-based population and, to promote greater transparency, have shared our gender and racial/ethnic representation for our workforce with our employees. We remain committed to continuing to share this information as we continue our journey towards great diversity, equity and inclusion throughout our organization.
Health Benefits: COVID-19 Impacts. United offers a variety of medical plans and options, including vision, dental, long-term disability and life insurance. At United, physical, emotional and financial wellness are top priorities. In 2020, United implemented new benefits and enhanced preexisting benefits to assist employees during the COVID-19 pandemic. These included enhanced telemedicine offerings to all employees, contact tracing, modified absence management practices and additional mental health programs and resources.
Collective Bargaining Agreements. Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered "open for amendment."

The following table reflects the Company's represented employee groups, the number of employees per represented group, union representation for each employee group, and the amendable date for each employee group's collective bargaining agreement as of December 31, 2020:

Employee Group	Number of Employees	Union	Agreement Open for Amendment
Flight Attendants	16,507	Association of Flight Attendants (the "AFA")	August 2021
Pilots	11,840	ALPA	January 2019
Fleet Service	11,383	International Association of Machinists and Aerospace Workers (the "IAM")	December 2021
Passenger Service	9,272	IAM	December 2021
Technicians	6,630	IBT	December 2022
Passenger Service - United Ground Express, Inc.	3,427	IAM	March 2025
Catering	1,941	UNITE HERE	N/A
Storekeepers	653	IAM	December 2021
Dispatchers	249	Professional Airline Flight Control Association	December 2021
Fleet Tech Instructors	112	IAM	December 2021
Load Planners	41	IAM	December 2021
Security Officers	45	IAM	December 2021
Maintenance Instructors	36	IAM	December 2021
Information about Our Executive Officers
Kate Gebo. Age 52. Ms. Gebo has served as Executive Vice President Human Resources and Labor Relations of UAL and United since December 2017. From November 2016 to November 2017, Ms. Gebo served as Senior Vice President, Global Customer Service Delivery and Chief Customer Officer of United. From October 2015 to November 2016, Ms. Gebo served as Vice President of the Office of the Chief Executive Officer. From November 2009 to October 2015, Ms. Gebo served as Vice President of Corporate Real Estate of United.
Brett J. Hart. Age 51. Mr. Hart has served as President of UAL and United since May 2020. From March 2019 to May 2020, he served as Executive Vice President and Chief Administrative Officer of UAL and United. From May 2017 to March 2019, he served as Executive Vice President, Chief Administrative Officer and General Counsel of UAL and United. From February 2012 to May 2017, he served as Executive Vice President and General Counsel of UAL and United. Mr. Hart served as acting Chief Executive Officer and principal executive officer of the Company, on an interim basis, from October 2015 to March 2016. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental Airlines, Inc. ("Continental"). From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation, a consumer food and beverage company. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation.
Linda P. Jojo. Age 55. Ms. Jojo has served as Executive Vice President Technology and Chief Digital Officer of UAL and United since May 2017. From November 2014 to May 2017, Ms. Jojo served as Executive Vice President and Chief Information Officer of UAL and United. From July 2011 to October 2014, Ms. Jojo served as Executive Vice President and Chief Information Officer of Rogers Communications, Inc., a Canadian communications and media company. From October 2008 to June 2011, Ms. Jojo served as Chief Information Officer of Energy Future Holdings, a Dallas-based privately held energy company and electrical utility provider.
Chris Kenny. Age 56. Mr. Kenny has served as Vice President and Controller of UAL and United since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.
J. Scott Kirby. Age 53. Mr. Kirby has served as Chief Executive Officer of UAL and United since May 2020. Mr. Kirby served as President of UAL and United from August 2016 to May 2020. Prior to joining the Company, from December 2013 to August 2016, Mr. Kirby served as President of American Airlines Group and American Airlines, Inc. Mr. Kirby also previously served as President of US Airways from October 2006 to December 2013. Mr. Kirby held significant other leadership roles at US Airways and at America West prior to the 2005 merger of those carriers, including Executive Vice President—Sales and Marketing (2001 to 2006); Senior Vice President, e-business (2000 to 2001); Vice President, Revenue Management (1998 to

2000); Vice President, Planning (1997 to 1998); and Senior Director, Scheduling and Planning (1995 to 1998). Prior to joining America West, Mr. Kirby worked for American Airlines Decision Technologies and at the Pentagon.
Gerald Laderman. Age 63. Mr. Laderman has served as Executive Vice President and Chief Financial Officer since August 2018. Mr. Laderman served as Senior Vice President Finance, Procurement and Treasurer for UAL and United from 2013 to August 2015, and again from August 2016 to May 2018. Mr. Laderman additionally was acting Chief Financial Officer from August 2015 to August 2016 and from May 2018 to August 2018. Mr. Laderman served as Senior Vice President Finance and Treasurer for the Company from 2010 to 2013. From 2001 to 2010, Mr. Laderman served as Senior Vice President of Finance and Treasurer for Continental. Mr. Laderman joined Continental in 1988 as senior director legal affairs, finance and aircraft programs.
Oscar Munoz. Age 62. Mr. Munoz has served as Executive Chairman of the Board of Directors of UAL since May 2020. Mr. Munoz served as Chief Executive Officer of UAL and United from September 2015 to May 2020, and also as President of UAL and United from September 2015 until August 2016. From February 2015 to September 2015, Mr. Munoz served as President and Chief Operating Officer of CSX Corporation ("CSX"), a railroad and intermodal transportation services company, overseeing operations, sales and marketing, human resources, service design and information technology. Prior to his appointment as President and Chief Operating Officer of CSX, Mr. Munoz served as Executive Vice President and Chief Operating Officer of CSX from January 2012 to February 2015 and as Executive Vice President and Chief Financial Officer of CSX from 2003 to 2012. Mr. Munoz has been a member of the UAL Board of Directors since 2010.
Andrew Nocella. Age 51. Mr. Nocella has served as Executive Vice President and Chief Commercial Officer of UAL and United since September 2017. From February 2017 to September 2017, he served as Executive Vice President and Chief Revenue Officer of UAL and United. Prior to joining the Company, from August 2016 to February 2017, Mr. Nocella served as Senior Vice President, Alliances and Sales of American Airlines, Inc. From December 2013 to August 2016, he served as Senior Vice President and Chief Marketing Officer of American Airlines, Inc. From August 2007 to December 2013, he served as Senior Vice President, Marketing and Planning of US Airways.
Jonathan Roitman. Age 55. Mr. Roitman has served as Executive Vice President and Chief Operations Officer of UAL and United since September 2020. Mr. Roitman served as Senior Vice President and Chief Operations Officer of the Company from June 2020 to September 2020. Mr. Roitman served as Senior Vice President Airport and Network Operations of United from November 2019 to May 2020. From August 2018 to November 2019, Mr. Roitman served as Senior Vice President Airport and Catering Operations, and from January 2015 to August 2018, he served as Senior Vice President Airport Operations of United. From December 1997 through January 2015, Mr. Roitman held positions of increasing responsibility at United and at Continental prior to its merger with the Company, including as Senior Vice President Operations and Cargo, Vice President, Newark Hub, and Vice President, Cleveland Hub. Prior to joining Continental in December 1997, Mr. Roitman was the manager of business development for BWAB Incorporated, a real estate development and oil and gas production firm, and served in the U.S. Army.

ITEM 1A.    RISK FACTORS.
The following risk factors should be read carefully when evaluating the Company's business and the forward-looking statements contained in this report and other statements the Company or its representatives make from time to time. Any of the following risks could materially and adversely affect the Company's business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report. Risks not currently known to the Company or that the Company currently deems to be immaterial may also materially and adversely affect the Company's business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.
Risk Factor Summary
The following is a summary of the principal risks that could adversely affect, or have adversely affected, the Company's business, operating results and financial condition:
•The adverse impacts of the ongoing COVID-19 global pandemic, and possible outbreaks of another disease or similar public health threat in the future, on our business, operating results, financial condition, liquidity and near-term and long-term strategic operating plan, including possible additional adverse impacts resulting from the duration and spread of the pandemic;
•Unfavorable economic and political conditions in the United States and globally;
•The highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity;
•High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel;
•Our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems;
•Our reliance on third-party service providers and the impact of any failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services;
•Adverse publicity, harm to our brand, reduced travel demand and potential tort liability as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners, or another airline;
•Terrorist attacks, international hostilities or other security events, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry;
•Increasing privacy and data security obligations or a significant data breach;
•Disruptions to our regional network and United Express flights provided by third-party regional carriers;
•The failure of our significant investments in other airlines, including AVH and its affiliates, and the commercial relationships that we have with those carriers, to produce the returns or results we expect;
•Further changes to the airline industry with respect to alliances and JBAs or due to consolidations;
•Changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders;
•Our reliance on single suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers;
•The impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions on our operations;
•Extended interruptions or disruptions in service at major airports where we operate;
•The impacts of the United Kingdom's withdrawal from the EU on our operations in the United Kingdom and elsewhere;
•The impacts of seasonality and other factors associated with the airline industry;
•Our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments;
•Any damage to our reputation or brand image;
•The limitation of our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes;
•The costs of compliance with extensive government regulation of the airline industry;
•Costs, liabilities and risks associated with environmental regulation and climate change;
•Continued restrictions on the use of our Boeing 737 MAX aircraft and our inability to accept or integrate new aircraft into our fleet as planned;
•The impacts of our significant amount of financial leverage from fixed obligations, the possibility we may seek material amounts of additional financial liquidity in the short-term and insufficient liquidity on our financial condition and business;

•Failure to comply with the covenants in the MileagePlus Financing agreements, resulting in the possible acceleration of the MileagePlus indebtedness, foreclosure upon the collateral securing the MileagePlus indebtedness or the exercise of other remedies;
•Failure to comply with financial and other covenants governing our other debt;
•Changes in, or failure to retain, our senior management team or other key employees;
•Current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; and
•Increases in insurance costs or inadequate insurance coverage.
For a more complete discussion of the material risks facing the Company's business, see below.
Risks Relating to COVID-19
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
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. Measures such as "shelter in place" or quarantine requirements, international and domestic travel restrictions or advisories, limitations on public gatherings, social distancing recommendations, remote work arrangements and closures of tourist destinations and attractions, as well as consumer perceptions of the safety, ease and predictability of air travel, have contributed to a precipitous decline in passenger demand and bookings for both business and leisure travel.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in 2020, resulting in a net loss of $7.1 billion. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus which may be resistant to currently approved vaccines, passenger testing requirements, mask mandates or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty. In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 57% of its scheduled capacity for 2020. In the first quarter of 2021, the Company expects scheduled capacity to be down at least 51% versus the first quarter of 2019. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed, relative to 2019 levels, until vaccines for COVID-19 are widely distributed and are effective in curbing the spread of the virus. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company reduced its planned capital expenditures and reduced operating expenditures for 2020, terminated its share repurchase program, issued or entered into approximately $13.4 billion in secured notes, secured facilities and new aircraft financings, raised approximately $2.1 billion in cash proceeds from the issuance and sale of UAL common stock, borrowed $1.0 billion under the $2.0 billion revolving credit facility, entered into an agreement to finance certain aircraft currently subject to purchase agreements through sale and leaseback transactions, deferred $199 million in payroll taxes incurred through December 31, 2020, as provided by the CARES Act, until December 2021, at which time 50% is due, with the remaining amount due December 2022, temporarily grounded certain of its mainline fleet, implemented strategic workforce reductions and took a number of other actions to reduce employee-related costs. In addition, in connection with the Payroll Support Program under the CARES Act, United entered into Payroll Support Program agreements with the U.S. Treasury Department ("Treasury") that provided the Company with total funding of approximately $7.7 billion to pay the salaries and benefits of employees through March 31, 2021. The Company also entered into a term loan facility of up to approximately $7.5 billion (the "Term Loan Facility") pursuant to the loan program established under Section 4003(b) of the CARES Act (the "Loan Program"), and on September 28, 2020, United borrowed $520 million under the Term Loan Facility. The grants and loans under the CARES Act subject the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service, requirements to recall certain furloughed employees and maintain U.S. employment levels through March 31, 2021 and certain limitations on executive compensation. These restrictions and requirements have materially affected and will continue to materially affect the Company's operations, and the Company may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance and liquidity position will depend on future developments, including the effectiveness of the mitigation strategies discussed above in offsetting decreased demand, the duration and spread of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term domestic and international demand for air travel, including the impact on overall demand for business travel as a result of increased usage of teleconferencing and other technologies, the impact of COVID-19 on the financial health and operations of the Company's business partners and future governmental actions, including whether applicable governmental authorities will continue to grant waivers of usage requirements for certain of the Company's slots, routes and gates or will require passenger testing for domestic U.S. travel. All of these future developments are highly uncertain and cannot be predicted with certainty. The COVID-19 pandemic has had a material impact on the Company, and the continuation of reduced demand could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.
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
COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating plans in the long-term. In recent years, we have announced several strategic operating plans, including several revenue-generating initiatives and plans to optimize our revenue, such as our plans to add capacity, including international expansion and new or increased service to mid-size airports, initiatives and plans to optimize and control our costs and opportunities to enhance our segmentation and improve the customer experience at all points in air travel. In developing our strategic operating plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. Most significantly in 2020, the precipitous decline in demand for air travel required us to cut, rather than grow, capacity and materially and adversely impacted our ability to execute our strategic operating plans. If we do not successfully execute or adjust our strategic operating plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.
Risks Relating to Our Business and Industry
Unfavorable economic and political conditions, in the United States and globally, may have a material adverse effect on our business, operating results and financial condition.
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
The Company's U.S. operations are subject to competition from traditional network carriers, national point-to-point carriers, and discount carriers, including low-cost carriers and ultra-low-cost carriers. Such carriers may have lower costs and provide service at lower fares to destinations also served by the Company. The significant presence of low-cost carriers and ultra-low-cost carriers, which engage in substantial price discounting, may diminish our ability to achieve sustained profitability on domestic and international routes. This level of discounted pricing has also caused us to reduce fares for certain routes, resulting in lower yields on many domestic markets. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, operating results and financial condition could continue to be materially and adversely affected. In addition, our competitors have established new routes and destinations, including some at our hub airports, in light of the expansion opportunities presented by the COVID-19 pandemic, which may compete with our existing routes and destinations and expansion plans.
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
Our MileagePlus frequent flyer program benefits from the attractiveness and competitiveness of United Airlines as a material purchaser of award miles, and the majority recipient for mileage redemption. If we are not able to maintain a competitive and attractive airline business, our ability to acquire, engage and retain customers in the loyalty program may be adversely affected, which could adversely affect the loyalty program's operating results and financial condition.
Further our MileagePlus frequent flyer program also faces significant and increasing direct competition from the frequent flyer programs offered by other airlines, as well as from similar loyalty programs offered by banks and other financial services companies. Competition among loyalty programs is intense regarding customer acquisition incentives, the value and utility of program currency, rewards range and value, fees, required usage, and other terms and conditions of these programs. If we are not able to maintain a competitive frequent flyer program, our ability to attract and retain customers to MileagePlus and United alike may be adversely affected, which could adversely affect our enterprise operating results and financial condition.

High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company's strategic plans, operating results, financial condition and liquidity.
Aircraft fuel is critical to the Company's operations and is one of our largest operating expenses. During the year ended December 31, 2020, the Company's fuel expense was approximately $3.2 billion. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources, as well as related service and delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of its vendors and service providers to maintain supply integrity. Consequently, the Company can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company's system.
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
The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of, or failure to effectively integrate and implement, the technology or these systems could materially harm its business.
The Company depends on automated systems and technology to operate its business, including, but not limited to, computerized airline reservation systems, electronic tickets, electronic airport kiosks, demand prediction software, flight operations systems, in-flight wireless internet, cloud-based technologies, revenue management systems, accounting systems, technical and business operations systems, telecommunication systems and commercial websites and applications, including www.united.com and the United Airlines app. United's website and other automated systems must be able to accommodate a high volume of traffic, maintain secure information and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to various events, some of which are beyond the Company's control, including natural disasters, power failures, terrorist attacks, equipment or software failures or cyber security attacks. We have initiatives in place to prevent disruptions and disaster recovery plans, and we continue to invest in improvements to these initiatives and plans; however, these measures may not be adequate to prevent or mitigate disruptions. Substantial or repeated systems failures or disruptions, including failures or disruptions related to the Company's complex integration of systems, could reduce the attractiveness of the Company's services versus those of its competitors, materially impair its ability to market its services and operate its flights, result in the unauthorized release of confidential or otherwise protected information, result in increased costs, lost revenue and the loss or compromise of important data, and may adversely affect the Company's business, operating results and financial condition.
The Company may also face challenges in integrating, implementing and modifying the automated systems and technology required to operate its business. As a result of the complexity of such automated systems and technology, the integration, implementation and modification process may require significant expenditures, human resources, the development of effective internal controls and the transformation of business and financial processes. If the Company is unable to timely or effectively integrate, implement or modify its systems and technology, the Company's operations could be adversely affected.
The Company's business relies extensively on third-party service providers, including certain technology providers. Failure of these parties to perform as expected, or interruptions in the Company's relationships with these providers or their provision of services to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.
The Company has engaged third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities and performance of airport ground services, aircraft fueling operations and catering services, among other vital functions and services. The Company does not directly control these third-party service providers, although generally it does enter into agreements that define expected service performance and compliance requirements, such as compliance with legal requirements, including anti-corruption laws; however, there can be no assurance that our third-party service providers will adhere to these requirements.
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
The Company could experience adverse publicity, harm to its brand, reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving its aircraft or its operations, the aircraft or operations of its regional carriers, the aircraft or operations of its codeshare partners, or the aircraft or operations of another airline, which may result in a material adverse effect on the Company's business, operating results and financial condition.
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner, one of the Company's regional carriers or another airline, or an incident involving the Company's operations, or the operations of a codeshare partner, one of the Company's regional carriers or of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident created a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Additionally, any accident, catastrophe or incident involving an aircraft type that is operated by the Company, its codeshare partners or regional carriers could have a material adverse effect on the Company if such accident, catastrophe or incident creates a public perception that such aircraft type was not safe or reliable. Further, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could expose the Company to significant tort liability. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, catastrophe or incident, and the Company's codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company's liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident which may result in a material adverse effect on the Company's operating results and financial condition. In addition, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could result in operational restrictions on the Company, including voluntary or mandatory groundings of aircraft. For example, the Company decided to voluntarily ground its Boeing 777 aircraft following certain mechanical failures, and the resulting public perceptions of the safety of our operations and the reliability of Boeing 777 aircraft could adversely affect our business. A prolonged period of time operating a reduced fleet in these circumstances could result in a material adverse effect on the Company's operating results and financial condition.
In addition, the outbreak and spread of the COVID-19 pandemic have adversely impacted customer perceptions of the health and safety of travel and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights, at airports and during other travel-related activities has had, and may continue to have, a material adverse effect on the public's perception of us, which has harmed, and may continue to harm, our reputation and business. We have incurred, and expect that we will continue to incur, COVID-19- related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers and combat negative customer perceptions of the health and safety of travel on our aircraft and at our terminals. Negative public perceptions could, in turn, result in adverse publicity for the Company, cause harm to the Company's brand and reduce travel demand on the Company's flights, or the flights of its codeshare partners or regional carriers.
Terrorist attacks, international hostilities or other security events, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.
Terrorist attacks or international hostilities, even if not made on or targeted directly at the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings, travel restrictions, selective cancellation or redirection of flights and new security regulations) could materially and adversely affect the Company and the airline industry. Security events pose a significant risk to our passenger and cargo operations. These events could include acts of violence in public areas that we cannot control. The Company's financial resources may not be sufficient to absorb the adverse effects of any future terrorist attacks, international hostilities or other security events. Any such events could have a material adverse impact on the Company's financial condition, liquidity and operating results. In addition, due to threats against the aviation industry, the Company has incurred, and may continue to incur, significant expenditures to comply with security-related requirements to mitigate the threats and ensure the safety of our employees and customers. With the need to implement proper security measures, and the need to ensure the efficacy and efficiency of security inspection throughput to support the pace of our operations, it is unlikely that we will be able to capture all security-related costs through increased fares, which could adversely affect our operating results.
Increasing privacy and data security obligations or a significant data breach may adversely affect the Company's business.
In our regular business operations, we collect, process, store and transmit to commercial partners sensitive data, including personal information of our customers and employees such as payment processing information and information of our business partners. The Company depends on the ability to use information we collect to provide our services and operate our business.
The Company must manage increasing legislative, regulatory and consumer focus on privacy issues and data security in a variety of jurisdictions across the globe. For example, the EU's General Data Protection Regulation imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance that have resulted in substantial adverse financial consequences to non-compliant companies. Also, some of the Company's commercial partners, such as credit card companies, have imposed data security standards that the Company must meet. These standards continue to evolve. The Company will continue its efforts to meet its privacy and data security obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could require changes in the Company's operating processes and increase the Company's costs.
Additionally, the Company must manage evolving cybersecurity risks. Our network, systems and storage applications, and those systems and applications maintained by our third-party commercial partners (such as credit card companies and international airline partners), may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. In addition, as attacks by cybercriminals become more sophisticated, frequent and intense, the costs of proactive defense measures may increase. Furthermore, the Company's remote work arrangements make it more vulnerable to targeted activity from cybercriminals and significantly increase the risk of cyber-attacks or other security breaches. While we continually work to safeguard our internal network, systems and applications, including through risk assessments, system monitoring, cybersecurity and data protection security policies, processes and technologies and employee awareness and training, and require third-party security standards, there is no assurance that such actions will be sufficient to prevent cyber-attacks or data breaches.
The loss, disclosure, misappropriation of or access to sensitive Company information, customers', employees' or business partners' information or the Company's failure to meet its obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or the Company's failure to meet its obligations may adversely affect the Company's operations, reputation, relationships with our business partners, business, operating results and financial condition.
Disruptions to our regional network and United Express flights provided by third-party regional carriers could adversely affect our business, operating results and financial condition.
The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. These regional operations are an extension of the Company's mainline network and complement the Company's operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 14.6% of the Company's total capacity for the year ended December 31, 2020.
Although the Company has agreements with its regional carriers that include contractually agreed performance metrics, each regional carrier is a separately certificated commercial air carrier, and the Company does not control the operations of these carriers. A number of factors may impact the Company's regional network, including weather-related effects and seasonality. The significant decline in demand for air travel services resulting from the COVID-19 pandemic has also materially impacted demand for regional carrier services and, as a result, the Company's utilization of its regional network is significantly reduced and is expected to remain so for the foreseeable future. As a result, we may face claims that we failed to perform certain obligations under our agreements with our regional carriers and may incur damages. We expect the disruption to services resulting from the COVID-19 pandemic to continue to adversely affect our regional carriers, some of which may declare bankruptcy or otherwise cease to operate.
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
If, as a result of the COVID-19 pandemic, the pilot shortage or another significant disruption to our regional network, one or more of the regional carriers with which the Company has relationships is unable to perform its obligations over an extended period of time, there could be a material adverse effect on the Company's business, operating results and financial condition. In addition, although our need for regional carrier services is materially lower than in prior years, we may be obligated to make minimum payments under one or more of our contracts with our regional providers that are in excess of the cost of the services we currently require from them.
Our significant investments in other airlines, including in other parts of the world, and the commercial relationships that we have with those carriers may not produce the returns or results we expect.
An important part of our strategy to expand our global network has included making significant investments in airlines both domestically and in other parts of the world and expanding our commercial relationships with these carriers. For example, in January 2019, we completed the acquisition of a 49.9% interest in ManaAir LLC ("ManaAir"), which, as of immediately following the closing of that investment, owns 100% of the equity interests in ExpressJet. We also have minority equity interests in CommutAir and Republic Airways Holdings Inc. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information regarding our investments in regional airlines. We also have significant investments in Latin American airlines, including significant investments in Avianca Holdings, S.A. ("AVH") and BRW Aviation LLC ("BRW"), an affiliate of Synergy Aerospace Corporation and the majority shareholder of AVH, and an equity investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"). In the future, our regional and global business strategy could include entering into JBAs, commercial agreements and strategic alliances with other carriers, and possibly making loan transactions with, and non-controlling investments in, such carriers.

These transactions and relationships involve significant challenges and risks, and we face competition in forming and maintaining these relationships, since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships. We are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, each is a separately certificated commercial air carrier, and we do not have control over their operations, strategy, management or business methods. And not only are these airlines subject to a number of the same risks as our business, which are described elsewhere in this Part I, Item 1A. Risk Factors, including the impact of the COVID-19 pandemic, competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, they are also subject to their own distinct financial and operational risks.
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
We exercised our right to withdraw all aircraft from our capacity purchase agreement with ExpressJet, and, as of October 1, 2020 ExpressJet no longer provides regional capacity services to United. See Notes 9 and 11 to the financial statements included in Part II, Item 8 of this report for additional information regarding our investments in AVH and Azul and our capacity purchase arrangements with ExpressJet, respectively. See also the additional risks with respect to our investment in AVH, which are described elsewhere in this Part I, Item 1A. Risk Factors.
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
In November 2018, as part of our global network strategy, United entered into a revenue-sharing JBA with Avianca, a subsidiary of AVH, Copa and several of their respective affiliates, subject to regulatory approval. Concurrently with this transaction, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC ("BRW Holding") and BRW, as guarantor and borrower, respectively. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH, which can be converted and exchanged into 64.5 million American Depositary Receipts ("ADRs") of AVH (such shares and equity, collectively, the "BRW Loan Collateral"). In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland Holdings Limited, AVH's largest minority shareholder ("Kingsland"), pursuant to which United granted to Kingsland a right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest or any completed liquidation or dissolution of AVH, and also guaranteed BRW's obligation to pay Kingsland the excess, if any, of $12 per ADR on the NYSE and such market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable (the "Cooperation Payment"), for an aggregate maximum possible combined put payment and guarantee amount of $217 million. See Notes 8 and 13 to the financial statements included in Part II, Item 8 of this report for additional information regarding our obligations to Kingsland and their interrelationship with the BRW Term Loan Agreement.
BRW is currently in default under the BRW Term Loan Agreement, and since May 2019 United has been exercising certain remedies under the terms of the BRW Term Loan Agreement and related documents. In September 2019, a New York state court granted summary judgment authorizing the foreclosure on the BRW Loan Collateral, and enjoined BRW Holding from interfering with the ability of Kingsland (as United's agent) to exercise voting and other rights in certain equity interests in BRW. These rulings are intermediate steps in the judicial foreclosure process in New York and are being appealed. The timing and outcome of the judicial foreclosure process is subject to significant uncertainty given the filing by AVH and certain of its affiliates of voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S.

Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on May 10, 2020 (as described in more detail below, the "AVH Reorganization Proceedings"). In light of the AVH Reorganization Proceedings, the New York state court judge presiding over the foreclosure proceedings agreed to stay those proceedings until March 2021. Based on United's assessment of AVH's financial uncertainty and the fact that Avianca had ceased operations as a consequence of the COVID-19 pandemic, during the first quarter of 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and the Cooperation Payment.
In 2019, United entered into a senior secured convertible term loan agreement (the "AVH Convertible Loan Agreement") with, among others, AVH, as borrower, and pursuant thereto provided a convertible term loan to AVH in the aggregate amount of $150 million (the "AVH Convertible Loan").
See Notes 8 and 13 to the financial statements included in Part II, Item 8 of this report for additional information regarding our investments in AVH and its affiliates and our guarantee of the Cooperation Payment, respectively.
In October 2020, AVH consummated a $2 billion debtor-in-possession financing (the "AVH DIP Financing"). The AVH Convertible Loan was refinanced, or "rolled up," into the AVH DIP Financing without any investment of new funds by United, and as a result United is a Tranche B DIP lender in the AVH DIP Financing to the extent of the principal and interest owed on the AVH Convertible Loan (or less, under certain circumstances). United's Tranche B loan accrues interest at a rate of 14.5% per annum and can be converted, at AVH's option in certain circumstances, into equity upon AVH's exit from bankruptcy. As part of the AVH DIP Financing, the Bankruptcy Court also approved certain amendments to the alliance agreement and certain related agreements among United, Avianca and some of Avianca's subsidiaries and additional arrangements among those parties applicable to whether AVH accepts or rejects the JBA at or prior to the end of the bankruptcy case. There is no guarantee that United's participation in the AVH DIP Financing will produce the results expected or result in the ultimate repayment to United of the amounts initially loaned under the AVH Convertible Loan. While United's position as an AVH DIP Financing lender provides it with priority secured claims and liens that have been approved by the Bankruptcy Court, the duration of the AVH Reorganization Proceedings is difficult to predict, and United's recovery on its claims, including possibly repayment or conversion of its Tranche B DIP Loans, may be adversely affected by, among other things, delays while a plan of reorganization is being negotiated and approved by creditors entitled to vote on it and whether such plan or reorganization is confirmed by the Bankruptcy Court and subsequently becomes effective.
These transactions and relationships involve significant challenges and risks, particularly given the AVH Reorganization Proceedings, the impact of the COVID-19 pandemic and the judicial foreclosure process to which the repayment of the BRW Term Loan is subject. Furthermore, while we have worked closely with Avianca in connection with the JBA, and have supported AVH by providing capital in the form of the AVH Convertible Loan and then the AVH DIP Financing, Avianca is a separately certificated commercial air carrier, and we do not have control over its or AVH's operations, strategy, management or business methods. Avianca is also subject to a number of the same risks as our business, which are described elsewhere in this Part I, Item 1A. Risk Factors, as updated by this report, including the impact of the COVID-19 pandemic, competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, as well as to its own distinct financial and operational risks.
As a result of these and other factors, including the AVH Reorganization Proceedings and delays in foreclosure proceedings, we may not receive full (or any) repayment of our BRW Term Loan (including any payment we make in respect of the Cooperation Payment), our AVH Convertible Loan or our participation in the AVH DIP Financing, and we may be unable to realize the full (or any) value of the BRW Loan Collateral or the collateral securing the AVH Convertible Loan or the AVH DIP Financing, as applicable. As a consequence, we may not realize a satisfactory (or any) return on our invested or loaned funds with respect to BRW, AVH and its affiliates.
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
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft, and the financial commitment required for purchases of new aircraft is substantial. As of February 2021, the Company had firm commitments to purchase 298 new aircraft from The Boeing Company ("Boeing"), Airbus S.A.S ("Airbus") and Embraer S.A. ("Embraer"), as well as related agreements with engine manufacturers, maintenance providers and others. As of February 2021, the Company's commitments relating to the acquisition of aircraft and related spare engines, aircraft improvements and other related obligations aggregated to a total of approximately $24.3 billion.
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
The imposition of new tariffs, or any increase in existing tariffs, on the importation of commercial aircraft that the Company orders may result in higher costs. For example, in October 2019, the United States imposed tariffs on certain imports from the EU, including a customs duty at an ad valorem rate of 10% on new commercial aircraft, which rate, in February 2020, was increased to 15%. These tariffs apply to certain new Airbus aircraft that we have on order. Additionally, in December 2020, the United States imposed tariffs on certain aircraft components from France and Germany. While the scope and rate of these tariffs are subject to change, if and to the extent these tariffs are imposed on us, they could increase the effective cost of, among other things, new Airbus aircraft and aircraft components.
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
United is a highly unionized company. As of December 31, 2020, the Company and its subsidiaries had approximately 74,400 employees, of whom approximately 84% were represented by various U.S. labor organizations. See Part I, Item 1. Business—Human Capital, of this report for additional information on our represented employee groups and collective bargaining agreements.

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
We operate principally through our domestic hubs in Newark, Chicago O'Hare, Denver, Houston Bush, LAX, Guam, SFO and Washington Dulles. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or other airports where we have a significant presence resulting from ATC delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, disruptions to government agencies or personnel (including as a result of government shutdowns), disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations, power supplies, fuel supplies, terrorist activities, international hostilities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a material impact on our business, operating results and financial condition. We have minimal control over the operation, quality or maintenance of these services or whether vendors will improve or continue to provide services that are essential to our business.
The United Kingdom's withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.
On January 31, 2020, the United Kingdom ("UK") withdrew from the EU, and started a transition period that ran through December 31, 2020. During that time, the EU and UK negotiated a comprehensive trade agreement that provisionally went into effect on January 1, 2021. The agreement includes an aviation chapter that preserves EU-UK air connectivity.
In connection with the UK's exit from the EU, we could face new challenges in our operations, such as instability in global financial and foreign exchange markets. This instability could result in market volatility, including in the value of the British pound and European euro, additional travel restrictions on passengers traveling between the UK and EU countries, changes to the legal status of EU-resident employees, legal uncertainty and divergent national laws and regulations. At this time, we cannot predict the precise impact that the UK's exit from the EU will have on our business generally and our UK and European operations more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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

The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, in 2020, the Company recorded impairment charges of $130 million for its China routes, primarily as a result of the COVID-19 pandemic and the Company's subsequent suspension of flights to China, $38 million for its right-of-use asset associated with an embedded aircraft lease under a CPA, primarily as a result of reduced cash flows from the COVID-19 pandemic, and $94 million related to certain of the Company's fleet of Boeing 757 aircraft, and $56 million with respect to various cancelled facility, aircraft induction and information technology capital projects as a result of the COVID-19 pandemic's impact on our operations. In addition, in 2019, the Company recorded impairment charges of $90 million associated with its Hong Kong routes, resulting in the full impairment of these assets. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of the Company's aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. An impairment loss could have a material adverse effect on the Company's financial condition and operating results.
Any damage to our reputation or brand image could adversely affect our business or financial results.
We operate in a public-facing industry and maintaining a good reputation is critical to our business. The Company's reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all of our operations and activities, any failure to achieve and/or make progress toward our environmental and sustainability, and diversity, equity and inclusion, goals, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
The Company's ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.
As of December 31, 2020, UAL reported consolidated U.S. federal net operating loss ("NOL") carryforwards of approximately $11.0 billion.
The Company's ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods. As a result, certain of the Company's NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full.
In addition, the Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.
In general, a corporation that experiences an ownership change will be subject to an annual limitation on its pre-ownership change NOLs and certain other tax attribute carryforwards equal to the value of the corporation's stock immediately before the ownership change, multiplied by the applicable long-term, tax-exempt rate posted by the IRS. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains in the assets held by such corporation at the time of the ownership change. This limitation could cause the Company's U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause a portion of the Company's NOLs and certain other tax attributes to expire unused. Similar rules and limitations may apply for state income tax purposes.
For purposes of determining whether there has been an "ownership change," the change in ownership as a result of purchases by "5-percent shareholders" will be aggregated with certain changes in ownership that occurred over the three-year period ending on the date of such purchases. Potential future transactions involving the sale or issuance of UAL common stock may increase the possibility that the Company will experience a future ownership change under Section 382. Such transactions may include the exercise of warrants issued in connection with the CARES Act programs, the issuance of UAL common stock upon the conversion of any convertible debt that UAL may issue in the future, the repurchase of any debt with UAL common stock, any issuance of UAL common stock for cash, and the acquisition or disposition of any stock by a stockholder owning 5%

or more of the outstanding shares of UAL common stock, or a combination of the foregoing. If we were to experience an "ownership change," it is possible that the Company's NOLs and certain other tax attribute carryforwards could expire before we would be able to use them to offset future income tax obligations.
On December 4, 2020, the board of directors of the Company adopted a tax benefits preservation plan (the "Plan") in order to preserve the Company's ability to use its NOLs and certain other tax attributes to reduce potential future income tax obligations. The Plan is designed to reduce the likelihood that the Company experiences an "ownership change" by deterring certain acquisitions of Company securities. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Plan may adversely affect the marketability of UAL common stock by discouraging existing or potential investors from acquiring UAL common stock or additional shares of UAL common stock because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of UAL common stock would suffer substantial dilution of its ownership interest in the Company.
Risks Relating to Legal and Regulatory Compliance
The airline industry is subject to extensive government regulation, which imposes significant costs and may adversely impact our business, operating results and financial condition.
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
In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to airline customer service and aviation safety. Implementation of some items continues into the new Administration and, depending on how they are implemented, could impact our operations and costs. U.S. Congressional action in response to the COVID-19 pandemic has provided funding for U.S. airlines, in both grants and loans. The U.S. Congress has imposed limited conditions on airlines accepting funding, including workforce retention and minimum service requirements. With the change in control of the U.S. Congress and a new presidential administration, any future funding or other pandemic relief could include additional requirements that could impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to environmental issues or increases to the U.S. federal corporate income tax rate, which could impact the Company and the airline industry.
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
Access to landing and take-off rights, or "slots," at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Certain of the Company's major hubs are among the most congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. The DOT (including FAA) may limit the Company's airport access by limiting the number of departure and arrival slots at high density traffic airports, which could affect the Company's ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost of access to their facilities, which could have an adverse effect on the Company's business. The DOT historically has taken actions with respect to airlines' slot holdings that airlines have challenged; if the DOT were to take actions that adversely affect the Company's slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots. If slots are eliminated at an airport, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on take-offs and landings could result in greater congestion both at the affected airport or in the regional airspace (e.g., the New York City metropolitan region airspace) and could significantly impact the Company's operations. In addition, as airports around the world become more congested, space, facility, and infrastructure constraints may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner. Further, the Company's operating costs at airports, including the Company's major hubs, may increase significantly because of capital improvements at such airports that the Company may be required to fund, directly or indirectly. Such costs could be imposed by the relevant airport authority without the Company's approval and may have a material adverse effect on the Company's financial condition. Because of airport infrastructure updates and other factors, the Company has experienced increased space rental rates at various airports in its network. Further, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, certain fixed airport costs are allocated among fewer total flights, which can result in increased landing fees and other costs for the Company. In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as Chicago O'Hare International Airport (ORD), Los Angeles International Airport (LAX), LaGuardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA). This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
The ability of carriers to operate flights on international routes between the United States and other countries is highly regulated. Applicable arrangements between the United States and foreign governments may be amended from time to time, government policies with respect to airport operations may be revised, and the availability of appropriate slots or facilities may change. The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights, or the number of carriers allowed access to particular airports. In addition, the pandemic has resulted in, and created the potential for, increased regulatory burdens in the U.S. and around the globe. These include but are not limited to closure of international borders to flights and/or passengers from specific countries, passenger and crew quarantine requirements, and other regulations promulgated to protect public health but that have a negative impact on travel and airline operations. Any limitations, additions or modifications to such arrangements, regulations or policies could have a material adverse effect on the Company's financial condition and operating results. Additionally, a change in law, regulation or policy for any of the Company's international routes, such as Open Skies, could have a material adverse impact on the Company's financial condition and operating results and could result in the impairment of material amounts of related tangible and intangible assets. In addition, competition from revenue-sharing JBAs and other alliance arrangements by and among other airlines could impair the value of the Company's business and assets on the Open Skies routes. The Company's plans to enter into or expand U.S. antitrust immunized alliances and JBAs on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and obtaining other applicable foreign government clearances or satisfying the necessary applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or will continue in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.
See Part I, Item 1. Business—Industry Regulation, of this report for additional information on government regulation impacting the Company.
We are subject to many forms of environmental regulation and liability and risks associated with climate change, and may incur substantial costs as a result.
Many aspects of the Company's operations are subject to increasingly stringent federal, state, local and international laws protecting the environment, including those relating to emissions to the air, water discharges, safe drinking water, the use and management of hazardous materials and wastes, and noise emissions. Compliance with existing and future environmental laws and regulations can require significant expenditures and violations can lead to significant fines and penalties. In addition, from time to time we are identified as a responsible party for environmental investigation and remediation costs under applicable environmental laws due to the disposal of hazardous substances generated by our operations. We could also be subject to environmental liability claims from various parties, including airport authorities, related to our operations at our owned or leased premises or the off-site disposal of waste generated at our facilities.

We may incur substantial costs as a result of changes in weather patterns due to climate change. Increases in the frequency, severity or duration of severe weather events such as thunderstorms, hurricanes, flooding, typhoons, tornados and other severe weather events could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in significant loss of revenue and higher costs. In addition, we could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the effects of climate change.
To mitigate climate change risks, CORSIA has been developed by ICAO, a UN specialized agency. CORSIA is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation after 2020 through airline purchases of carbon offset credits. The voluntary pilot and first phases of the program are expected to run from 2021 through 2023, and 2024 through 2026, respectively, with airlines having until January 2025 to cancel eligible emissions units to comply with their total offsetting requirements for the pilot phase. Certain CORSIA program aspects could potentially be affected by the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. However, CORSIA is expected to result in increased operating costs for airlines that operate internationally, including the Company.
In addition to CORSIA, in December 2020 the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO airplane carbon dioxide emission standards. Other jurisdictions in which United operates have adopted or are considering GHG emissions reduction initiatives, which could impact various aspects of the Company's business. While the Company has voluntarily pledged to reduce 100% of our GHG emissions by 2050, the precise nature of future requirements and their applicability to the Company are difficult to predict, and the financial impact to the Company and the aviation industry would likely be adverse and could be significant if they vary significantly from the Company's own plans and strategy with respect to reducing GHG emissions.
See Part I, Item 1. Business—Industry Regulation—Environmental Regulation, of this report for additional information on environmental regulation impacting the Company.
Continued restrictions on the use of the Boeing 737 MAX aircraft, and the inability to accept or integrate new aircraft into our fleet as planned, may have a material adverse effect on our business, operating results and financial condition.
On March 13, 2019, the FAA issued an emergency order prohibiting the operation of Boeing 737 MAX series aircraft by U.S. certificated operators (the "FAA Order"). As a result, the Company grounded all 14 Boeing 737 MAX 9 aircraft in its fleet, and Boeing also suspended deliveries of new Boeing 737 MAX series aircraft. On November 18, 2020, the FAA announced that it had rescinded the FAA Order and cleared the 737 MAX aircraft to fly again after a 20-month review and certification process. While several countries, following the FAA's lead, have lifted the grounding of the Boeing 737 MAX aircraft, other countries have delayed their expected approval of the aircraft until later in 2021. There are also many countries, such as China, that have no current plans to lift the aircraft's grounding and may not do so in the foreseeable future.
In 2019, the grounding affected the delivery of 16 Boeing 737 MAX aircraft that were scheduled for delivery in 2019 and were not delivered, and it also affected the timing of future Boeing 737 MAX aircraft deliveries, including the Boeing 737 MAX aircraft of which the Company planned to take delivery in 2020. The extent of the delay of future deliveries is expected to be impacted by Boeing's production rate and the pace at which Boeing can deliver aircraft, among other factors, and these factors have been and could continue to be significantly impacted by the COVID-19 pandemic. If, for any reason, we are unable to accept deliveries of new aircraft or integrate such new aircraft into our fleet as planned, we may face higher financing and operating costs than planned, or be required to seek extensions of the terms for certain leased aircraft or otherwise delay the exit of other aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues.
In response to the grounding of the Boeing 737 MAX aircraft, the Company made adjustments to its flight schedule and operations, including substituting replacement aircraft on routes originally intended to be flown by Boeing 737 MAX aircraft. In 2019 and early 2020, the grounding impacted the Company's ability to implement its strategic growth strategy, reducing the Company's scheduled capacity from its planned capacity, and resulted in increased costs as well as lower operating revenue. Continued restrictions on the use of Boeing 737 MAX aircraft in other countries could impact the aircraft's optimal use in our network. Furthermore, in 2021, like 2020, demand has been, and is expected to continue to be, significantly impacted by COVID-19, which, in addition to the previous grounding of the Boeing 737 MAX aircraft, has materially disrupted the timely execution of our plans to add capacity in 2021. The Company had discussions with Boeing regarding compensation from Boeing for the Company's financial damages related to the grounding of the airline's Boeing 737 MAX aircraft, and in March 2020, the Company entered into a confidential settlement with Boeing with respect to compensation for financial damages incurred in 2019. The settlement agreement was amended and restated in June 2020 to provide for the settlement of additional items related to aircraft delivery and to update the scheduled delivery for substantially all undelivered Boeing 737 MAX aircraft.
Risks Relating to Our Indebtedness
The Company has a significant amount of financial leverage from fixed obligations and may seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.
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
In addition, in response to the travel restrictions and advisories, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company may continue to seek material amounts of additional financial liquidity in the short-term, which may include additional drawings of loans under the Loan Program of the CARES Act, the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items.
There can be no assurance as to the timing of any such incurrence or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. As of December 31, 2020, we had total long-term debt of $26.7 billion, approximately $7.0 billion available for borrowing under the Loan Program under the CARES Act and $1.0 billion available for borrowing under our revolving credit facility.
The Company's substantial level of indebtedness, the Company's non-investment grade credit ratings and the availability of Company assets as collateral for loans or other indebtedness, which available collateral has been reduced as a result of CARES Act Loan Program borrowings, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.
Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed elsewhere in this Part I, Item 1A. Risk Factors, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company's cash flow available for general corporate purposes may be materially and adversely affected. In particular, with respect to the $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH"), and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA"), the cash flows generated by the MileagePlus business are required to first satisfy interest and principal due thereunder. Therefore, the cash generated by the MileagePlus program is not fully available for our operations or to satisfy our other indebtedness obligations for the seven-year term of the MileagePlus Financing debt. This limitation on our cash flows could have a material adverse effect on our operations and flexibility.
A material reduction in the Company's liquidity could also result in the Company not being able to timely pay its leases and debts or comply with material provisions of its contractual obligations, including covenants under its financing and credit card processing agreements. Moreover, as a result of the Company's financing activities in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of default, cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on the Company as it continues to seek additional liquidity. In addition, several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion (or potentially all) of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the effect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate some level of increased demand for refunds on tickets will continue to be the case for the near future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties have required, and may require, additional collateral.
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
Finally, as of December 31, 2020, the Company had $9.5 billion in variable rate indebtedness, all or a portion of which uses London interbank offered rates ("LIBOR") as a benchmark for establishing applicable rates. As most recently announced in November 30, 2020, LIBOR is expected to be phased out starting on January 1, 2022 for the one-week and two-month USD LIBOR settings and starting on July 1, 2023 for the remaining USD LIBOR settings. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to the Company's variable interest indebtedness increase, the Company's interest expense will also increase, which could make it difficult for the Company to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.
See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of December 31, 2020.
If we are not able to comply with the covenants in the MileagePlus Financing agreements, our lenders could accelerate the MileagePlus indebtedness, foreclose upon the collateral securing the MileagePlus indebtedness or exercise other remedies, which would have a material adverse effect on our business, results of operations and financial condition.
The covenants in the agreements governing the MileagePlus Financing contain a number of provisions that limit our ability to modify aspects of the MileagePlus program if such modifications would be reasonably expected to have a material adverse effect on the MileagePlus program or on our ability to pay the obligations under the MileagePlus Financing agreements. Moreover, the terms of such agreements also place certain restrictions on our establishing or owning another mileage or loyalty program and our ability to make material modifications to our agreements with certain MileagePlus partners. Furthermore, the MileagePlus Financing may also negatively affect certain material business relationships, and if any such relationship were to be materially impaired and/or terminated, we could experience a material adverse effect on our business, results of operations and financial condition.
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
Agreements governing our other debt include financial and other covenants. Failure to comply with these covenants could result in events of default.
In addition to the covenants in the MileagePlus Financing agreements discussed above, our other financing agreements include various financial and other covenants. Certain of these covenants require UAL or United, as applicable, to maintain minimum liquidity and/or minimum collateral coverage ratios. UAL's or United's ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment, the level of fuel costs and the appraised value of the collateral. In addition, our financing agreements contain other negative covenants customary for such financings. These covenants are subject to important exceptions and qualifications. If we fail to comply with these covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result.
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
General Risk Factors
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
The Company could be exposed to significant liability or loss if its property or operations were to be affected by a natural catastrophe or other event, including aircraft accidents. The Company maintains insurance policies, including, but not limited to, terrorism, aviation hull and liability, workers' compensation and property and business interruption insurance, but we are not fully insured against all potential hazards and risks incident to our business. If the Company is unable to obtain sufficient insurance with acceptable terms, the costs of such insurance increase materially, or if the coverage obtained is unable to pay or is insufficient relative to actual liability or losses that the Company experiences, whether due to insurance market conditions, policy limitations and exclusions or otherwise, our operations, operating results and financial condition could be materially and adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Fleet. As of December 31, 2020, United's mainline and regional fleets consisted of the following:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
777-300ER	22	22	—	350	3.0
777-200ER	55	52	3	267-276	20.8
777-200	19	19	—	364	23.5
787-10	13	13	—	318	1.6
787-9	35	28	7	252	3.6
787-8	12	12	—	219	7.5
767-400ER	16	14	2	240	19.3
767-300ER	38	30	8	167-214	24.9
757-300	21	9	12	234	18.3
757-200	40	35	5	142-176	23.9
737 MAX 9	22	14	8	179	1.5
737-900ER	136	136	—	179	8.0
737-900	12	8	4	179	19.3
737-800	141	97	44	166	16.8
737-700	49	37	12	126	20.7
A320-200	96	78	18	150	22.3
A319-100	85	56	29	126-128	18.9
Total mainline	812	660	152		16.0
In addition to the aircraft presented in the table above, United owned or leased, as of December 31, 2020, eleven Boeing 757-200s, three Airbus A319s, three Airbus A320s and one Boeing 767-200 that are not used in its operations.

Aircraft Type	Total	Owned	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft		Seats in Standard Configuration
Regional:
Embraer E175/E175LL	190	91	99	SkyWest: Mesa: Republic:	90 72 28	70	(a)
Embraer 170	38	—	38	Republic:	38	70
CRJ700	27	—	27	Mesa: SkyWest:	8 19	70
CRJ550	38	—	38	GoJet:	38	50
CRJ200	133	—	133	SkyWest: Air Wisconsin:	70 63	50
Embraer ERJ 145 (XR/LR)	49	49	—	CommutAir:	49	50
Total regional	475	140	335
(a) In 2020, the Company temporarily modified all 76-seat aircraft to have a 70-seat configuration as agreed upon in the Pandemic Recovery Agreement between the Company and its pilots.
In addition to the aircraft presented in the table above, United owned or leased the following regional aircraft as of December 31, 2020:
•Four Embraer E175LLs, which were delivered but not yet in service;
•119 Embraer ERJ 145s currently in storage with several aircraft scheduled to be inducted into CommutAir's fleet throughout 2021 and 2022; and
•12 CRJ700s that are being transitioned between CPAs and for which United continues to make monthly payments.

Firm Order and Option Aircraft. As of December 31, 2020 (adjusted to include the effects of the February 26, 2021 agreement with Boeing discussed below), United had firm commitments and options to purchase new aircraft from Boeing, Airbus and Embraer as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2021	2022	After 2022
Airbus A321XLR	50	—	—	50
Airbus A350	45	—	—	45
Boeing 737 MAX	188	21	40	127
Boeing 787	11	11	—	—
Embraer E175	4	4	—	—
(a) United also has options and purchase rights for additional aircraft.
On February 26, 2021, the Company entered into an agreement with The Boeing Company ("Boeing") for a firm order of 25 Boeing 737 MAX aircraft for delivery in 2023, and to reschedule the delivery of 40 previously ordered Boeing 737 MAX aircraft to 2022 and 5 Boeing 737 MAX aircraft into 2023.
The aircraft listed in the table above are scheduled for delivery through 2030. To the extent the Company and the aircraft manufacturers with which the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company's future capital commitments could change. United also has an agreement to purchase 11 used Boeing 737-700 aircraft with expected delivery dates in 2021. In addition, United has an agreement to purchase 17 used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
See Notes 10 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Facilities. United leases gates, hangar sites, terminal buildings and other airport facilities in the municipalities it serves. United has major terminal facility leases at SFO, Washington Dulles, Chicago O'Hare, LAX, Denver, Newark, Houston Bush and Guam with expiration dates ranging from 2021 through 2053. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company's responsibility for maintenance, insurance and other facility-related expenses and services.
United also maintains administrative, catering, cargo, training, maintenance and other facilities to support its operations in the cities it serves. In addition, United has multiple leases, which expire from 2030 through 2033, for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston.

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
On October 13, 2015, United received a CID from the Civil Division of the DOJ. The CID requested documents and oral testimony from United in connection with an industry-wide DOJ investigation related to delivery scan and other data purportedly required for payment for the carriage of mail under United's International Commercial Air Contracts with the U.S. Postal Service. The Company has been responding to the DOJ's request and cooperating in the investigation since that time. On November 8, 2016, the DOJ Criminal Division met with representatives from the Company and advised they are conducting an industry-wide investigation into the same matter. In February 2021, United entered into a settlement with the Civil and Criminal Divisions of the DOJ, pursuant to which the Company agreed to pay $49.5 million. In conjunction with these settlements, United entered into a non-prosecution agreement with the Criminal Division of the DOJ.
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
PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
UAL's common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "UAL." As of February 24, 2021, there were 5,989 holders of record of UAL common stock.
The following graph shows the cumulative total stockholder return for UAL's common stock during the period from December 31, 2015 to December 31, 2020. The graph also shows the cumulative returns of the Standard and Poor's 500 Index ("SPX") and the NYSE Arca Airline Index ("XAL") of 15 investor-owned airlines over the same five-year period. The comparison assumes $100 was invested on December 31, 2015 in each of UAL common stock, the SPX and the XAL.

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
The following table presents repurchases of UAL common stock made in the fourth quarter of fiscal year 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 2020	—	$—	—	$—
November 2020	—	—	—	—
December 2020	—	—	—	—
Total	—		—
(a) On April 24, 2020, UAL's Board of Directors terminated its share repurchase program. Under the Payroll Support Program agreements and Loan Program, the Company and its business are subject to certain restrictions, including, but not limited to, restrictions on the ability to repurchase UAL's equity securities through September 26, 2026 (or such earlier date that is one year after repayment in full of the Term Loan Facility).
ITEM 6.    SELECTED FINANCIAL DATA.
UAL's consolidated financial statements and statistical data are provided in the tables below:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data (in millions, except per share amounts):
Operating revenue	$15,355	$43,259	$41,303	$37,784	$36,558
Operating expense	21,714	38,958	38,074	34,166	32,214
Operating income (loss)	(6,359)	4,301	3,229	3,618	4,344
Net income (loss)	(7,069)	3,009	2,122	2,143	2,234
Basic earnings (loss) per share	(25.30)	11.63	7.70	7.08	6.77
Diluted earnings (loss) per share	(25.30)	11.58	7.67	7.06	6.76

Balance Sheet Data at December 31 (in millions):
Unrestricted cash, cash equivalents and short-term investments	$11,683	$4,944	$3,950	$3,798	$4,428
Total assets	59,548	52,611	49,024	47,469	40,208
Debt and finance lease obligations	27,153	14,818	13,792	13,576	11,705

	Year Ended December 31,
	2020	2019	2018	2017	2016
Select operating statistics (a)
Passengers (thousands) (b)	57,761	162,443	158,330	148,067	143,177
Revenue passenger miles ("RPMs") (millions) (c)	73,883	239,360	230,155	216,261	210,309
Available seat miles ("ASMs") (millions) (d)	122,804	284,999	275,262	262,386	253,590
Cargo revenue ton miles (millions) (e)	2,711	3,329	3,425	3,316	2,805
Passenger load factor (f)	60.2%	84.0%	83.6%	82.4%	82.9%
Passenger revenue per available seat mile ("PRASM") (cents)	9.61	13.90	13.70	13.13	13.18
Total revenue per available seat mile ("TRASM") (cents)	12.50	15.18	15.00	14.40	14.42
Average yield per revenue passenger mile ("Yield") (cents) (g)	15.98	16.55	16.38	15.93	15.90
Cost per available seat mile ("CASM") (cents)	17.68	13.67	13.83	13.02	12.70
Average price per gallon of fuel, including fuel taxes	$1.57	$2.09	$2.25	$1.74	$1.49
Fuel gallons consumed (millions)	2,004	4,292	4,137	3,978	3,904
Average stage length (miles) (h)	1,307	1,460	1,446	1,460	1,473
Employee headcount, as of December 31 (thousands)	74.4	95.9	91.7	89.8	87.8
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
Impact of COVID-19 and Outlook
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in 2020, resulting in a net loss of $7.1 billion. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus which may be resistant to currently approved vaccines, passenger testing requirements, mask mandates or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty.
In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 57% of its scheduled capacity for 2020. In the first quarter of 2021, the Company expects scheduled capacity to be down at least 51% versus the first quarter of 2019. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed, relative to 2019 levels, until vaccines for COVID-19 are widely distributed and are effective in curbing the spread of the virus. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:
•reduced its planned capital expenditures and reduced operating expenditures in 2020 (including by postponing projects deemed non-critical to the Company's operations);
•terminated its share repurchase program;
•issued or entered into approximately $13.4 billion in new secured notes, secured term loan facilities and new aircraft financings in 2020, including short term borrowings that were paid in 2020;
•borrowed $1.0 billion under the $2.0 billion revolving credit facility established under the Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement");
•availed itself of financial assistance and/or financing made available by the U.S. Treasury Department ("Treasury"), as further described below;
•raised approximately $2.1 billion in cash proceeds from the issuance and sale of UAL common stock in 2020;
•entered into agreements to finance certain aircraft currently subject to purchase agreements through sale and leaseback transactions;
•elected to defer the payment of $199 million in payroll taxes incurred through December 31, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until December 2021, at which time 50% is due, with the remaining amount due December 2022; and
•taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through the end of 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for 2020 and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence. The Company also entered into an agreement with its pilots to distribute fewer flight hours to a larger number of pilots, while also reaching agreements to provide a path to early retirement and reduce expense through voluntary leave of absence programs.
In addition, and as announced in July 2020, the Company started the involuntary furlough process by issuing Worker Adjustment and Retraining Notification ("WARN") Act notices to 36,000 of its employees. Since then, the Company worked to reduce the total number of furloughs to approximately 13,000 employees by working closely with its union partners, introducing new voluntary options selected by approximately 9,000 employees and proposing creative solutions that would save jobs. As a result of the Company's entry into the PSP2 Agreement, as described below, the Company issued recall notices to these furloughed employees and others impacted by furlough mitigation programs. See the discussion below for more detail about the PSP2 Agreement and the recall process.
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
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with Treasury providing the Company with total funding of approximately $5.1 billion pursuant to the Payroll Support Program established under the CARES Act. These funds were used to pay for the wages, salaries and benefits of United employees. Approximately $3.6 billion of the $5.1 billion was provided as a direct grant, and approximately $1.5 billion consists of indebtedness evidenced by a 10-year senior unsecured promissory note issued by UAL to Treasury (the "PSP Note"). See Note 2 to the financial statements included in Part II, Item 8 of this report for additional information related to warrants issued in connection with the PSP Note and Note 10 to the financial statements included in Part II, Item 8 of this report for a discussion of the PSP Note.
During 2020, UAL and United entered into a loan and guarantee agreement with Treasury. The agreement provides for a term loan facility of up to approximately $7.5 billion (the "CARES Act Term Loan Facility") pursuant to the loan program established under Section 4003(b)(1) of the CARES Act (the "Loan Program"). The loans (the "CARES Act Term Loans") may be disbursed in up to three disbursements on or before May 28, 2021. On September 28, 2020, United borrowed, and recorded as Long-term debt on the Company's consolidated balance sheet, $520 million under the CARES Act Term Loan Facility, the proceeds of which were used to pay certain transaction fees and expenses and for working capital and other general corporate purposes of the Company. See Note 2 to the financial statements included in Part II, Item 8 of this report for a discussion on warrants issued in connection with the CARES Act Term Loans and Note 10 to the financial statements included in Part II, Item 8 of this report for a discussion of the CARES Act Term Loans.
Under the PSP Agreement and the Loan Program, the Company and its business are subject to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service and certain limitations on executive compensation.
On January 15, 2021, United entered into a Payroll Support Agreement (the "PSP2 Agreement") with Treasury providing the Company with total funding of approximately $2.6 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the "PSP Extension Law"). These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees. Approximately $1.9 billion was provided as a direct grant and approximately $753 million consists of indebtedness evidenced by a 10-year senior unsecured promissory note issued by UAL to Treasury (the "PSP2 Note"). As of February 25, 2021, we have received a total of $1.3 billion. See Note 2 to the financial statements included in Part II, Item 8 of this report for additional information on warrants issued in connection with the PSP2 Note and Note 10 to the financial statements included in Part II, Item 8 of this report for a discussion of the PSP2 Note.
Pursuant to the PSP2 Agreement, the Company is required to comply with certain provisions of the PSP Extension Law, including, among others, the requirement that all funds provided under the Payroll Support Program will be used by United exclusively for the continuation of payment of its U.S. employee wages, salaries and benefits, including the payment of lost wages, salaries and benefits to returning U.S. employees; requirements to maintain U.S. employment levels from the date of the PSP2 Agreement through March 31, 2021; requirements to recall (as such term is defined in the PSP2 Agreement), any U.S. employees subject to involuntary termination or furlough between October 1, 2020 and the date of the PSP2 Agreement, compensate such returning employees for certain lost salary, wages and benefits between December 1, 2020 and the date of the PSP2 Agreement and restore certain rights and protections for such returning employees; provisions prohibiting certain reductions in U.S. employee wages, salaries and benefits; provisions prohibiting the payment of dividends and the repurchase of certain equity until March 31, 2022; and provisions restricting the payment of certain executive compensation until October 1, 2022.
As a result of the PSP2 Agreement, the Company offered employment, through March 2021, to employees who were impacted by involuntary furloughs. Because the Company cannot predict with certainty whether it will receive further payroll support from the federal government or when demand for air travel will increase in the short term, the Company is preparing for the possibility that these recalled employees might again be furloughed as soon as the end of the first quarter of 2021. The Company may record additional costs associated with these actions in the first quarter of 2021. Also, in order to reduce the number of such furloughs, during the first quarter of 2021, the Company offered voluntary leave and other programs to certain of its frontline employees, the cost of which cannot be estimated at this time.
Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2020 as compared to 2019. See "Results of Operations" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2019 Annual Report on Form 10-K, filed with the SEC on February 25, 2020 (the "2019 Annual Report"), for analysis of the 2019 results as compared to 2018.
Operating Revenue. The table below illustrates the year-over-year percentage change in the Company's operating revenues for the years ended December 31 (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Passenger revenue	$11,805	$39,625	$(27,820)	(70.2)
Cargo	1,648	1,179	469	39.8
Other operating revenue	1,902	2,455	(553)	(22.5)
Total operating revenue	$15,355	$43,259	$(27,904)	(64.5)
The table below presents passenger revenue and select operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2019:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$(16,717)	$(5,326)	$(3,546)	$(2,231)	$(27,820)
Passenger revenue	(67.4)%	(77.9)%	(79.4)%	(63.4)%	(70.2)%
Average fare per passenger	(11.7)%	0.1%	3.6%	(7.8)%	(16.2)%
Yield	(7.0)%	(9.0)%	11.5%	(1.9)%	(3.4)%
PRASM	(31.0)%	(44.8)%	(27.0)%	(24.1)%	(30.9)%
Passengers	(63.1)%	(77.9)%	(80.1)%	(60.3)%	(64.4)%
RPMs (traffic)	(64.9)%	(75.7)%	(81.5)%	(62.7)%	(69.1)%
ASMs (capacity)	(52.8)%	(59.9)%	(71.8)%	(51.8)%	(56.9)%
Passenger load factor (points)	(22.0)	(32.5)	(27.9)	(19.2)	(23.8)
Note: See Part II, Item 6. Selected Financial Data, of this report for the definition of these statistics.
Passenger revenue decreased $27.8 billion, or 70.2%, in 2020 as compared to 2019, primarily due to the decrease in demand for air travel as a result of the worldwide spread of COVID-19 and the associated shelter-in-place directives and travel restrictions. Earlier in 2020, the Company suspended change fees and effective August 30, 2020, the Company eliminated change fees on all standard Economy and Premium cabin tickets for travel within the 50 U.S. states, Puerto Rico and the U.S. Virgin Islands. Also, in December 2020, the Company eliminated change fees on flights from the U.S. to all international destinations and fees on Basic Economy and all other international travel tickets issued by March 31, 2021. The elimination of change fees and waivers associated with the COVID-19 pandemic resulted in change fee revenue declining $542 million in 2020 as compared to 2019.
Cargo revenue increased $469 million, or 39.8%, in 2020 as compared to 2019, primarily due to an increase in cargo-only charter flights with higher yields as a result of increased demand for critical goods during the COVID-19 pandemic.

Other operating revenue decreased $553 million, or 22.5%, in 2020 as compared to 2019, primarily due to a decline in mileage revenue from non-airline partners, including the co-branded credit card partner, Chase, and lower revenue from airport lounges due to United Club closures and fewer overall customers utilizing these lounges.
Operating Expense. The table below includes data related to the Company's operating expense for the years ended December 31 (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Salaries and related costs	$9,522	$12,071	$(2,549)	(21.1)
Aircraft fuel	3,153	8,953	(5,800)	(64.8)
Depreciation and amortization	2,488	2,288	200	8.7
Landing fees and other rent	2,127	2,543	(416)	(16.4)
Regional capacity purchase	2,039	2,849	(810)	(28.4)
Aircraft maintenance materials and outside repairs	858	1,794	(936)	(52.2)
Distribution expenses	459	1,651	(1,192)	(72.2)
Aircraft rent	198	288	(90)	(31.3)
Special charges (credit)	(2,616)	246	(2,862)	NM
Other operating expenses	3,486	6,275	(2,789)	(44.4)
Total operating expenses	$21,714	$38,958	$(17,244)	(44.3)
Salaries and related costs decreased $2.5 billion, or 21.1%, in 2020 as compared to 2019, primarily due to a 22.4% reduction in employees resulting from voluntary separation programs and furloughs caused by COVID-19, $623 million lower profit sharing and other employee incentives due to the impact of COVID-19 on 2020 results and $180 million in tax credits provided by the Employee Retention Credit under the CARES Act in 2020.
Aircraft fuel expense decreased $5.8 billion, or 64.8%, in 2020 as compared to 2019. The table below presents the significant changes in aircraft fuel cost per gallon for the years ended December 31 (in millions, except percentage changes and per gallon data):

	2020	2019	% Change
Fuel expense	$3,153	$8,953	(64.8)
Total fuel consumption (gallons)	2,004	4,292	(53.3)
Average price per gallon	$1.57	$2.09	(24.9)
Depreciation and amortization increased $200 million, or 8.7%, in 2020 as compared to 2019, primarily due to additions of aircraft, upgrades to aircraft interiors and completion of technology projects.
Landing fees and other rent decreased $416 million, or 16.4%, in 2020 as compared to 2019, primarily due to reduced flying. A portion of other rents, especially at airport facilities, is fixed in nature and is not impacted by the reduction in flights.
Regional capacity purchase costs decreased $810 million, or 28.4%, in 2020 as compared to 2019, primarily due to reduced regional flying as a result of COVID-19 and reduced rates under certain capacity purchase agreements.
Aircraft maintenance materials and outside repairs decreased $936 million, or 52.2%, in 2020 as compared to 2019, primarily due to a reduction in airframe checks, engine overhauls, expenses associated with power-by-the-hour engine maintenance contracts and line maintenance due to reduced flying.
Distribution expenses decreased $1.2 billion, or 72.2%, in 2020 as compared to 2019, as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Aircraft rent decreased $90 million, or 31.3%, in 2020 as compared to 2019, primarily due to the purchase of leased aircraft.
The table below presents special charges (credit) recorded by the Company during the years ended December 31 (in millions):

	2020	2019
CARES Act grant	$(3,536)	$—
Severance and benefit costs	575	16
Impairment of assets	318	171
(Gains) losses on sale of assets and other special charges	27	59
Total special charges	$(2,616)	$246
See Note 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Other operating expenses decreased $2.8 billion, or 44.4%, in 2020 as compared to 2019, primarily due to the impacts of COVID-19 on our catering, airport ground handling, navigation fees, technology projects, advertising and crew-related expenses.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2020	2019	Increase (Decrease)	% Change
Interest expense	$(1,063)	$(731)	$332	45.4
Interest capitalized	71	85	(14)	(16.5)
Interest income	50	133	(83)	(62.4)
Unrealized gains (losses) on investments, net	(194)	153	(347)	NM
Miscellaneous, net	(1,327)	(27)	1,300	NM
Total nonoperating expense, net	$(2,463)	$(387)	$2,076	NM
Interest expense increased $332 million, or 45.4%, in 2020 as compared to 2019, primarily due to the issuance of new debt in 2020 to provide additional liquidity to the Company during the COVID-19 pandemic.
Interest income decreased $83 million, or 62.4%, in 2020 as compared to 2019, primarily due to a decrease in interest rates.
Unrealized gains (losses) on investments, net decreased $347 million in 2020 as compared to 2019, due to $194 million in losses in 2020 as compared to $153 million in gains in the year-ago period, primarily as a result of a decrease in the market value of the Company's equity investment in Azul and a decrease in the fair value of the Avianca Holdings S.A. ("AVH") share call options, AVH share appreciation rights and AVH share-based upside sharing agreement. See Notes 9 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Miscellaneous, net increased $1.3 billion in 2020 as compared to 2019, primarily due to credit loss allowances associated with the Company's Term Loan Agreement, with, among others, BRW Aviation Holding LLC and BRW Aviation LLC, and related guarantee and settlement losses and special termination benefits related to furloughs and voluntary separation programs under the Company's non-pilot U.S. defined benefit pension plan and postretirement medical programs. See Notes 7, 8, 13 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Income Taxes. See Note 6 to the financial statements included in Part II, Item 8 of this report for information related to income taxes.

Liquidity and Capital Resources
As of December 31, 2020, the Company had $11.7 billion in unrestricted cash, cash equivalents and short-term investments, an increase of approximately $6.7 billion from December 31, 2019. The Company also had approximately $7.0 billion available for borrowing by United under the Loan Program at any time until May 28, 2021 and $1.0 billion available for borrowing by United under the revolving credit facility of the Credit Agreement at any time until April 1, 2022.
The Company has taken a number of actions in response to the significant decline in international and domestic demand for air travel related to COVID-19, as discussed under "Impact of COVID-19 and Outlook" above.
The Company continues to focus on reducing expenses and managing its liquidity. We expect to continue to modify our cost management structure and capacity as the timing of demand recovery becomes more certain.
On April 20, 2020, United entered into the PSP Agreement with Treasury providing the Company with total funding of approximately $5.1 billion pursuant to the Payroll Support Program established under the CARES Act. These funds were used to pay for the wages, salaries and benefits of United employees.
During 2020, UAL and United entered into a loan and guarantee agreement with Treasury. The agreement provides for a CARES Act Term Loan Facility of up to approximately $7.5 billion pursuant to the Loan Program. The CARES Act Term Loans may be disbursed in up to three disbursements on or before May 28, 2021. On September 28, 2020, United borrowed $520 million under the CARES Act Term Loan Facility, the proceeds of which were used to pay certain transaction fees and expenses and for working capital and other general corporate purposes of the Company.
On January 15, 2021, United entered into the PSP2 Agreement with Treasury, providing the Company with total funding of approximately $2.6 billion, approximately $1.9 billion as a direct grant and approximately $753 million from the PSP2 Note. See Note 10 to the financial statements included in Part II, Item 8 of this report for a discussion of the PSP2 Note.
Several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends on or repurchase stock. As of December 31, 2020, UAL and United were in compliance with their respective debt covenants. In addition, in connection with the PSP Agreement, the PSP2 Agreement and the Loan Program, the Company and its business will be subject to certain restrictions.
We have a significant amount of fixed obligations, including debt and leases of aircraft, airport and other facilities, and pension funding obligations. As of December 31, 2020, the Company had approximately $33.9 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $2.7 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. For 2021, including the impact of the recent Boeing agreement, the Company expects approximately $4.4 billion of gross capital expenditures. See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information on commitments.
Our 2021 liquidity needs will be met through our existing liquidity levels plus additional debt or equity issuances. We must return to profitability and/or access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines. Financing may be necessary to satisfy the Company's capital commitments for its firm order aircraft and other related capital expenditures. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing and other debt instruments.
As of December 31, 2020, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots, was pledged under various loan and other agreements. As of December 31, 2020, the Company had unencumbered assets, including aircraft, engines and other physical assets, routes, slots and gates, among other items, available to be pledged as collateral for future financings, if needed.
The following is a discussion of the Company's sources and uses of cash for 2020 as compared to 2019. See "Liquidity and Capital Resources" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report for a discussion of the Company's sources and uses of cash in 2019 as compared to 2018.
Operating Activities. Cash flows used by operations for the year ended December 31, 2020 was $4.1 billion compared to $6.9 billion provided by operations in the same period in 2019. The change is primarily attributable to a $10.7 billion decrease in operating income for 2020 as compared to 2019 caused by the COVID-19 pandemic.

At December 31, 2020, $4.8 billion of current liabilities related to tickets sold to passengers for travel which includes $3.1 billion of credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In April 2020, due to the COVID-19 pandemic, the Company extended the expiration dates of ETCs from 12 months from the date of issuance to 24 months from the date of issuance and extended the expiration of FFCs, for tickets issued between May 1, 2019 and March 31, 2020 to 24 months from the original issue date. On February 24, 2021, the Company extended the expiration dates for all tickets issued between May 1, 2019 and March 31, 2021 to March 31, 2022. While we expect many of those passengers to utilize these ETCs and FFCs during 2021, a delay in the recovery from the COVID-19 pandemic could result in a further extension of their expiration dates.
Investing Activities. The Company's capital expenditures, net of flight equipment purchase deposit returns, were $1.7 billion and $4.5 billion in 2020 and 2019, respectively. The Company's capital expenditures for both years were primarily attributable to the purchase of aircraft, aircraft improvements, facility and fleet-related costs and the purchase of information technology assets.
Maturities and sales of short-term investments provided $2.3 billion of liquidity in 2020.
In December 2019, United issued the AVH Convertible Loan. For additional information regarding the AVH Convertible Loan, see Note 8 to the financial statements included in Part II, Item 8 of this report.
Financing Activities. Significant financing events in 2020 were as follows:
Debt Issuances. During 2020, United received and recorded $16.8 billion from various credit agreements, including the MileagePlus financing, the PSP Note, the CARES Act Term Loan Facility and enhanced equipment trust certificate ("EETC") pass-through trusts established in September 2019 and October 2020. As of December 31, 2020, United had recorded approximately $159 million of debt to finance the construction of an aircraft maintenance and ground service equipment complex at Los Angeles International Airport.
Debt and Finance Lease Principal Payments. During the year ended December 31, 2020, the Company made debt and finance lease principal payments of $4.4 billion.
Share Issuance. During the year ended December 31, 2020, the Company raised approximately $2.1 billion in cash proceeds from the issuance and sale of UAL common stock, par value $0.01 per share, including through "at the market offerings" under an equity distribution agreement (the "Distribution Agreement"), dated June 15, 2020, among the Company, Citigroup Global Markets Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC. (the "ATM Offering"). During the quarter ended December 31, 2020, approximately 20.8 million shares were sold in the ATM Offering at an average price of $46.85 per share, with net proceeds to the Company totaling approximately $968 million. During the year ended December 31, 2020, approximately 21.4 million shares were sold in the ATM Offering at an average price of $46.70 per share, with net proceeds to the Company totaling approximately $989 million.
As of February 23, 2021, the Company had sold all of the 28 million shares authorized under the ATM Offering, at an average price of $45.82 per share, with net proceeds to the Company of approximately $1.3 billion. The Board of Directors has authorized the Company to establish a new program providing for the issuance and sale from time to time of up to 37 million additional shares of UAL common stock in "at the market offerings". See Note 2 to the financial statements included in Part II, Item 8 of this report for more information about these issuances.
Share Repurchases. In 2020, UAL's Board of Directors terminated the share repurchase program. In 2020, prior to the termination of the program, UAL repurchased approximately 4 million shares of UAL common stock in open market transactions for $0.3 billion. See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this report for additional information.
Significant financing events in 2019 were as follows:
Debt Issuances. During 2019, United received and recorded $1.8 billion of proceeds as debt related to EETC offerings created in 2019 to finance the purchase of aircraft. Also, United received and recorded $350 million of proceeds from the 4.875% Senior Notes due January 15, 2025 and borrowed approximately $105 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2019. As of December 31, 2019, United had recorded approximately $39 million of debt to finance the construction of an aircraft maintenance and ground service equipment complex at Los Angeles International Airport.
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
These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain EETCs, term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company.
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
The table below provides a summary of the Company's material contractual obligations as of December 31, 2020 (in billions):

	2021	2022	2023	2024	2025	After 2025	Total
Long-term debt (a)	$1.9	$3.9	$2.7	$5.1	$3.7	$10.0	$27.3
Finance lease obligations—principal portion	0.2	0.1	—	—	—	0.1	0.4
Total debt and finance lease obligations	2.1	4.0	2.7	5.1	3.7	10.1	27.7
Interest on debt and finance lease obligations (b)	1.1	1.0	0.9	0.7	0.5	1.0	5.2
Operating lease obligations	0.8	0.7	0.7	0.7	0.6	4.0	7.5
Sale-leasebacks financial obligations	0.1	0.1	0.1	0.1	0.1	1.5	2.0
Regional CPAs (c)	1.8	1.8	1.7	1.5	1.2	3.1	11.1
Postretirement obligations (d)	0.1	0.1	0.1	0.1	0.1	0.3	0.8
Pension obligations (e)	—	—	0.2	0.2	0.3	1.5	2.2
Purchase obligations (f)	4.9	2.9	2.8	1.6	2.0	10.1	24.3
Total contractual obligations	$10.9	$10.6	$9.2	$10.0	$8.5	$31.6	$80.8
(a)Long-term debt presented in the Company's financial statements is net of $554 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Contractual payments do not include the debt discount, premiums and debt issuance costs.
(b)Includes interest portion of finance lease obligations of $16 million in 2021, $10 million in 2022, $8 million in 2023, $6 million in 2024, $3 million in 2025 and $5 million thereafter. Interest payments on variable interest rate debt were calculated using London interbank offered rates ("LIBOR") applicable at December 31, 2020.
(c)Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of operating lease obligations. Amounts also exclude a portion of United's finance lease obligation recorded for certain of its CPAs. See Note 11 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(d)Amounts represent postretirement benefit payments through 2030. Benefit payments approximate plan contributions as plans are substantially unfunded.

(e)Represents an estimate of the minimum funding requirements as determined by government regulations for United's U.S. pension plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plans and bond rates.
(f)Represents contractual commitments for firm order aircraft (including the order entered into on February 26, 2021 with Boeing), spare engines and other capital purchase commitments. See Note 13 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.
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
Letters of Credit and Surety Bonds. As of December 31, 2020, United had approximately $658 million of letters of credit and surety bonds securing various obligations with expiration dates through 2030. Certain of these amounts are cash collateralized and reported within Restricted cash on our statement of financial position. See Note 13 to the financial statements included in Part II, Item 8 of this report for more information related to these letters of credit and surety bonds.
Guarantee of Debt of Others. As of December 31, 2020, United is the guarantor of $119 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to increased cost provisions and the Company would potentially be responsible for those costs under the guarantees. The increased cost provisions in the $119 million of aircraft mortgage debt are similar to those in certain of the Company's debt agreements. See discussion under Increased Cost Provisions, below, for additional information on increased cost provisions related to the Company's debt.
EETCs. As of December 31, 2020, United had $12.1 billion principal amount of equipment notes outstanding issued under EETC financings. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by aircraft and, in certain structures, spare engines and spare parts. United is responsible for the payment obligations under the equipment notes. In certain EETC structures, proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United's consolidated balance sheet because the proceeds held by the depositary are not United's assets. There were no EETC funds held in escrow as of December 31, 2020. See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2020, approximately $2.3 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2020, the Company's contingent exposure was approximately $293 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2051. The Company did not record a liability at the time these indirect guarantees were made.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2020, the Company had $9.8 billion of floating rate debt with remaining terms of up to 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $8.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

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
Revenue Recognition. Passenger revenue is recognized when transportation is provided. Passenger tickets and related ancillary services sold by the Company for flights are purchased primarily via credit card transactions, with payments collected by the Company in advance of the performance of related services. The Company initially records ticket sales in its Advance ticket sales liability, deferring revenue recognition until the travel occurs. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against its billings and payables with other airlines based on historical experience.
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
Advance ticket sales represent the Company's liability to provide air transportation in the future. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on ETCs and FFCs, primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In April 2020, due to the COVID-19 pandemic, the Company extended the expiration dates of ETCs from 12 months from the date of issuance to 24 months from the date of issuance and extended the expiration of FFCs for tickets issued between May 1, 2019 and March 31, 2020 to 24 months from the original issue date. On February 24, 2021, the Company extended the expiration dates for all tickets issued between May 1, 2019 and March 31, 2021 to March 31, 2022. As of December 31, 2020, the Company's Advance ticket sales liability included $3.1 billion related to these credits.
The Company records breakage revenue on the travel date for its estimate of tickets that will expire unused. To determine breakage, the Company uses its historical experience with refundable and nonrefundable expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. The Company continues to use its historical experience and most recent trends and program changes to estimate its breakage. The Company will update its breakage estimates as future information is received. Given the uncertainty of travel demand caused by COVID-19, a significant portion of the $3.1 billion related to the ETCs and FFCs may expire unused in future periods and get recognized as breakage. Also, the Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advanced ticket liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months.
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
Co-Brand Agreement. During 2020, the Company entered into a Third Amended and Restated Co-Branded Card Marketing Services Agreement (as amended from time to time, the "Co-Brand Agreement") with its co-branded credit card partner Chase. The Co-Brand Agreement extended the term of the agreement into 2029 and modified certain other terms, resulting in a different allocation among the separately identifiable performance obligations. Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:

•MileagePlus miles awarded – United has a performance obligation to provide MileagePlus cardholders with miles to be used for air travel and non-travel award redemptions. The Company records Passenger revenue related to the travel awards when the transportation is provided and records Other revenue related to the non-travel awards when the goods or services are delivered. The Company records the cost associated with non-travel awards in Other operating revenue, as an agent.
•Marketing – United has a performance obligation to provide Chase access to United's customer list and the use of United's brand. Marketing revenue is recorded to Other operating revenue as miles are delivered to Chase.
•Advertising – United has a performance obligation to provide advertising in support of the MileagePlus card in various customer contact points such as United's website, email promotions, direct mail campaigns, airport advertising and in-flight advertising. Advertising revenue is recorded to Other operating revenue as miles are delivered to Chase.
•Other travel-related benefits – United's performance obligations are comprised of various items such as waived bag fees, seat upgrades and lounge passes. Lounge passes are recorded to Other operating revenue as customers use the lounge passes. Bag fees and seat upgrades are recorded to Passenger revenue at the time of the associated travel.
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
As a result of the impairment assessments, the Company recorded impairment charges of $130 million during 2020 for its China routes which was primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets. Based on our assessment at year-end, a 10% decline in the fair value of our China routes would not have resulted in an incremental impairment.
See Note 1 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Tax valuation allowance. A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's management assesses available positive and negative evidence regarding the Company's ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In order to form a conclusion, management considers positive evidence in the form of taxable income in prior carryback years, reversing temporary differences, tax planning strategies and projections of future taxable income during the periods in which those temporary differences become deductible, as well as negative evidence such as historical losses. Although the Company was in a cumulative loss position at the end of 2020, management determined that the 2020 results were not indicative of future results due to the impact of the COVID-19 pandemic on its operations. The Company concluded that the positive evidence outweighs the negative evidence, primarily driven by the approval and distribution of COVID-19 vaccines as well as increased confidence with the timing of the recovery. The Company has $6.6 billion of deferred tax assets, of which $2.3 billion are attributable to federal net operating losses ("NOLs") at December 31, 2020. The majority of the NOLs do not expire and the Company expects to recognize the NOLs through the reversal of existing deferred tax liabilities of $6.5 billion and projected future taxable income. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and state attributes that have short expiration periods. While the Company expects to generate sufficient future profits to fully utilize these NOLs, the Company may have to record a valuation allowance against its NOLs if it is unable to generate sufficient taxable income in future periods. Recording a valuation allowance against our NOLs would not impact our ability to use them. However, our ability to use NOLs may be significantly limited due to various circumstances, as discussed in more detail in Part I, Item 1A. Risk Factors—"The Company's ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels." Assumptions about our future taxable income are consistent with the plans and estimates used to manage our business.
Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support not recording a valuation allowance on these NOLs. Any reduction in estimated future taxable income may require additional valuation allowance against the deferred tax assets, which could be material.
As of December 31, 2020, the Company has recorded $185 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2020. Additionally, the Company recorded a valuation allowance of $62 million on the state NOL and state tax credit deferred tax assets primarily due to utilization limitations resulting from a prior ownership change.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the duration and spread of the ongoing global COVID-19 pandemic and the outbreak of any other disease or similar public health threat and the impact on our business, results of operations and financial condition; the lenders' ability to accelerate the MileagePlus indebtedness, foreclose upon the collateral securing the MileagePlus indebtedness or exercise other remedies if we are not able to comply with the covenants in the MileagePlus financing agreements; the effects of borrowing pursuant to the Loan Program under the CARES Act and the effects of the grant and promissory note through the Payroll Support Program under the CARES Act; the costs and availability of financing; our significant amount of financial leverage from fixed obligations and ability to seek additional liquidity and maintain adequate liquidity; our ability to comply with the terms of our various financing arrangements; our ability to utilize our net operating losses to offset future taxable income; the material disruption of our strategic operating plan as a result of the COVID-19 pandemic and our ability to execute our strategic operating plans in the long term; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); risks of doing business globally, including instability and political developments that may impact our operations in certain countries; demand for travel and the impact that global economic and political conditions have on customer travel patterns; our capacity decisions and the capacity decisions of our competitors; competitive pressures on pricing and on demand; changes in aircraft fuel prices; disruptions in our supply of aircraft fuel; our ability to cost-effectively hedge against increases in the price of aircraft fuel, if we decide to do so; the effects of any technology failures or cybersecurity or significant data breaches; disruptions to services provided by third-party service providers; potential reputational or other impact from adverse events involving our aircraft or operations, the aircraft or operations of our regional carriers or our code share partners or the aircraft or operations of another airline; our ability to attract and retain customers; the effects of any terrorist attacks, international hostilities or other security events, or the fear of such events; the mandatory grounding of aircraft in our fleet; disruptions to our regional network as a result of the COVID-19 pandemic or otherwise; the impact of regulatory, investigative and legal proceedings and legal compliance risks; the success of our investments in other airlines, including in other parts of the world, which involve significant challenges and risks, particularly given the impact of the COVID-19 pandemic; industry consolidation or changes in airline alliances; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; disruptions in the availability of aircraft, parts or support from our suppliers; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; labor costs; the impact of any management changes; extended interruptions or disruptions in service at major airports where we operate; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements, environmental regulations and the United Kingdom's withdrawal from the European Union); the seasonality of the airline industry; weather conditions; the costs and availability of aviation and other insurance; our ability to realize the full value of our intangible assets and long-lived assets; any impact to our reputation or brand image and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

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

	2020	2019
Variable rate debt
Carrying value of variable rate debt at December 31	$9,533	$3,408
Impact of 100 basis point increase on projected interest expense for the following year	81	33
Fixed rate debt
Carrying value of fixed rate debt at December 31	17,214	11,144
Fair value of fixed rate debt at December 31	19,273	11,736
Impact of 100 basis point increase in market rates on fair value	(709)	(458)
As most recently announced on November 30, 2020, LIBOR is expected to be phased out starting on January 1, 2022 for the one-week and two-month USD LIBOR settings and starting on July 1, 2023 for the remaining USD LIBOR settings. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest rates and related interest expense. As of December 31, 2020, the Company had $9.5 billion in variable rate indebtedness. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity Matters, of this report for more information on interest expense.
A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2020 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company's interest income of approximately $95 million during 2021.
Commodity Price Risk (Aircraft Fuel). The price of aircraft fuel can significantly affect the Company's operations, results of operations, financial position and liquidity.
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The Company's current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. The Company's 2021 forecasted fuel consumption is presently approximately 2.1 billion gallons, and based on this forecast, a one-dollar change in the price of a barrel of crude oil would change the Company's annual fuel expense by approximately $49 million.
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
The result of a uniform 1% strengthening in the value of the U.S. dollar from December 31, 2020 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $10 million for the year ending December 31, 2021. This sensitivity analysis was prepared based upon projected 2021 foreign currency-denominated revenues and expenses as of December 31, 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Airlines Holdings, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021, expressed an unqualified opinion thereon.

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

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the matter
At December 31, 2020, the Company's China route authorities indefinite-lived intangible asset had a carrying value of approximately $1.0 billion. As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. As discussed in Note 14 of the consolidated financial statements, the Company recorded a $130 million interim impairment charge related to this intangible asset.

Auditing management's annual China route authorities indefinite-lived intangibles impairment test was complex and judgmental due to the significant estimation required in determining the fair value. The fair value estimate was sensitive to significant assumptions such as revenue growth rate, operating margin and the discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

How we addressed the matter in our audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of route authorities used in the annual and interim impairment tests. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including revenue growth rate, operating margin and the discount rate.

To test the estimated fair value of the Company's China route authorities indefinite-lived intangible, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation models. We compared significant assumptions to current industry, market and economic trends, and to the Company's historical results. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the intangible asset that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's valuation methodology and discount rates.

Deferred Tax Assets—Valuation Allowance

Description of the matter
As more fully described in Note 6 to the consolidated financial statements, at December 31, 2020, the Company had deferred tax assets of $6.6 billion. In addition, the Company had deferred tax liabilities of $6.5 billion. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management's assessment of the realizability of its deferred tax assets involved complex auditor judgment because management's estimate is highly judgmental and based on significant assumptions that may be affected by future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management's scheduling of the future reversal of existing taxable temporary differences (deferred tax liabilities) and projections of future taxable income.

Among other audit procedures performed, we tested the Company's scheduling of the reversal of existing temporary taxable differences and tested the underlying data used to schedule the reversals. We evaluated the assumptions used by the Company to develop projections of future taxable income and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management's consideration of current industry and economic trends.

Frequent Flyer Accounting – Co-Brand Agreement

Description of the matter
At December 31, 2020, the Company's frequent flyer deferred revenue liability was $6.0 billion. For the year ended December 31, 2020, the Company recognized revenue of $568 million classified as travel miles redeemed within passenger revenue, revenue of $69 million classified as non-travel miles redeemed within other operating revenue and revenue of $1.7 billion associated with various partner agreements including, but not limited to, the JPMorgan Chase Bank, N.A. ("Chase") co-brand agreement, classified as other operating revenue in the consolidated statement of operations. As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2020, the Company amended its co-brand agreement with Chase. The Company allocates the consideration received from Chase based on its best estimate of the relative selling price of the products and services delivered, including the use of the Company's brand.

Auditing the Company's accounting for its co-brand agreement with Chase was complex and highly judgmental due to the significant estimation required in determining the selling price of the Company's brand deliverable primarily resulting from the absence of observable standalone selling prices. A change in the estimated selling price of the brand deliverable could have a material impact on the deferred revenue balance and the timing of revenue recognition.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's accounting for its co-brand agreement with Chase, including controls specific to the estimated selling price of the Company's brand deliverable and the completeness and accuracy of the data underlying the brand deliverable estimate.

To test the estimated selling price of the brand deliverable, our audit procedures included, among others, involving a valuation specialist to assist in testing the method used to develop the selling price of the Company's brand deliverable, and assessing the reasonableness of the inputs used to develop the estimate, which included corroborating those inputs to publicly available data. Additionally, we performed sensitivity analyses to evaluate the changes to the Company's deferred revenue that would result from changes in the estimated standalone selling price of the Company's brand deliverable.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

Chicago, Illinois
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of United Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder's equity, for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the matter
At December 31, 2020, the Company’s China route authorities indefinite-lived intangible asset had a carrying value of approximately $1.0 billion. As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. As discussed in Note 14 of the consolidated financial statements, the Company recorded a $130 million interim impairment charge related to this intangible asset.

Auditing management's annual China route authorities indefinite-lived intangible impairment test was complex and judgmental due to the significant estimation required in determining the fair value. The fair value estimate was sensitive to significant assumptions such as revenue growth rate, operating margin and the discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

How we addressed the matter in our audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of route authorities used in the annual and interim impairment tests. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including revenue growth rate, operating margin and the discount rate.

To test the estimated fair value of the Company's China route authorities indefinite-lived intangible, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model. We compared significant assumptions to current industry, market and economic trends, and to the Company's historical results. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the intangible asset that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's valuation methodology and discount rates.

Deferred Tax Assets - Valuation Allowance

Description of the matter
As more fully described in Note 6 to the consolidated financial statements, at December 31, 2020, the Company had deferred tax assets of $6.6 billion. In addition, the Company had deferred tax liabilities of $6.5 billion. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management's assessment of the realizability of its deferred tax assets involved complex auditor judgment because management's estimate is highly judgmental and based on significant assumptions that may be affected by future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management's scheduling of the future reversal of existing taxable temporary differences (deferred tax liabilities) and projections of future taxable income.

Among other audit procedures performed, we tested the Company's scheduling of the reversal of existing temporary taxable differences and tested the underlying data used to schedule the reversals. We evaluated the assumptions used by the Company to develop projections of future taxable income and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management's consideration of current industry and economic trends.

Frequent Flyer Accounting – Co-Brand Agreement

Description of the matter
At December 31, 2020, the Company's frequent flyer deferred revenue liability was $6.0 billion. For the year ended December 31, 2020, the Company recognized revenue of 568 million classified as travel miles redeemed within passenger revenue, revenue of $69 million classified as non-travel miles redeemed within other operating revenue and revenue of $1.7 billion associated with various partner agreements including, but not limited to, the JPMorgan Chase Bank, N.A. ("Chase") co-brand agreement, classified as other operating revenue in the consolidated statement of operations. As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2020, the Company amended its co-brand agreement with Chase. The Company allocates the consideration received from Chase based on its best estimate of the relative selling price of the products and services delivered, including the use of the Company's brand.

Auditing the Company's accounting for its co-brand agreement with Chase was complex and highly judgmental due to the significant estimation required in determining the selling price of the Company's brand deliverable primarily resulting from the absence of observable standalone selling prices. A change in the estimated selling price of the brand deliverable could have a material impact on the deferred revenue balance and the timing of revenue recognition.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's accounting for its co-brand agreement with Chase, including controls specific to the estimated selling price of the Company's brand deliverable and the completeness and accuracy of the data underlying the brand deliverable estimate.

To test the estimated selling price of the brand deliverable, our audit procedures included, among others, involving a valuation specialist to assist in testing the method used to develop the selling price of the Company's brand deliverable, and assessing the reasonableness of the inputs used to develop the estimate, which included corroborating those inputs to publicly available data. Additionally, we performed sensitivity analyses to evaluate the changes to the Company's deferred revenue that would result from changes in the estimated standalone selling price of the Company's brand deliverable.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

Chicago, Illinois
March 1, 2021

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Operating revenue:
Passenger revenue	$11,805	$39,625	$37,706
Cargo	1,648	1,179	1,237
Other operating revenue	1,902	2,455	2,360
Total operating revenue	15,355	43,259	41,303
Operating expense:
Salaries and related costs	9,522	12,071	11,458
Aircraft fuel	3,153	8,953	9,307
Depreciation and amortization	2,488	2,288	2,165
Landing fees and other rent	2,127	2,543	2,449
Regional capacity purchase	2,039	2,849	2,649
Aircraft maintenance materials and outside repairs	858	1,794	1,767
Distribution expenses	459	1,651	1,558
Aircraft rent	198	288	433
Special charges (credit)	(2,616)	246	487
Other operating expenses	3,486	6,275	5,801
Total operating expense	21,714	38,958	38,074
Operating income (loss)	(6,359)	4,301	3,229

Nonoperating income (expense):
Interest expense	(1,063)	(731)	(670)
Interest capitalized	71	85	65
Interest income	50	133	101
Unrealized gains (losses) on investments, net	(194)	153	(5)
Miscellaneous, net	(1,327)	(27)	(72)
Total nonoperating expense, net	(2,463)	(387)	(581)
Income (loss) before income taxes	(8,822)	3,914	2,648
Income tax expense (benefit)	(1,753)	905	526
Net income (loss)	$(7,069)	$3,009	$2,122
Earnings (loss) per share, basic	$(25.30)	$11.63	$7.70
Earnings (loss) per share, diluted	$(25.30)	$11.58	$7.67

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$(7,069)	$3,009	$2,122

Other comprehensive income (loss), net of tax:
Employee benefit plans	(421)	80	342
Investments and other	—	5	(4)
Total other comprehensive income (loss), net of tax	(421)	85	338
Total comprehensive income (loss), net	$(7,490)	$3,094	$2,460
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$11,269	$2,762
Short-term investments	414	2,182
Restricted cash	255	—
Receivables, less allowance for credit losses (2020—$78; 2019—$9)	1,295	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020—$478; 2019—$425)	932	1,072
Prepaid expenses and other	635	814
Total current assets	14,800	8,194
Operating property and equipment:
Flight equipment	38,218	35,421
Other property and equipment	8,511	7,926
Purchase deposits for flight equipment	1,166	1,360
Total operating property and equipment	47,895	44,707
Less—Accumulated depreciation and amortization	(16,429)	(14,537)
Total operating property and equipment, net	31,466	30,170

Operating lease right-of-use assets	4,537	4,758

Other assets:
Goodwill	4,527	4,523
Intangibles, less accumulated amortization (2020—$1,495; 2019—$1,440)	2,838	3,009
Restricted cash	218	106
Deferred income taxes	131	—
Notes receivable, less allowance for credit losses (2020—$522)	31	671
Investments in affiliates and other, net	1,000	1,180
Total other assets	8,745	9,489
Total assets	$59,548	$52,611

(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2020	2019
Current liabilities:
Accounts payable	$1,595	$2,703
Accrued salaries and benefits	1,960	2,271
Advance ticket sales	4,833	4,819
Frequent flyer deferred revenue	908	2,440
Current maturities of long-term debt	1,911	1,407
Current maturities of operating leases	612	686
Current maturities of finance leases	182	46
Other	724	566
Total current liabilities	12,725	14,938

Long-term debt	24,836	13,145
Long-term obligations under operating leases	4,986	4,946
Long-term obligations under finance leases	224	220

Other liabilities and deferred credits:
Frequent flyer deferred revenue	5,067	2,836
Pension liability	2,460	1,446
Postretirement benefit liability	994	789
Deferred income taxes	—	1,736
Other financial liabilities from sale-leasebacks	1,140	—
Other	1,156	1,024
Total other liabilities and deferred credits	10,817	7,831
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 311,845,232 and 251,216,381 shares at December 31, 2020 and 2019, respectively	4	3
Additional capital invested	8,366	6,129
Stock held in treasury, at cost	(3,897)	(3,599)
Retained earnings	2,626	9,716
Accumulated other comprehensive loss	(1,139)	(718)
Total stockholders' equity	5,960	11,531
Total liabilities and stockholders' equity	$59,548	$52,611

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income (loss)	$(7,069)	$3,009	$2,122
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	(1,741)	882	512
Depreciation and amortization	2,488	2,288	2,165
Operating and non-operating special charges, non-cash portion	1,448	175	416
Unrealized (gains) losses on investments	194	(153)	5
Other operating activities	320	185	161
Changes in operating assets and liabilities -
Decrease in receivables	135	44	17
(Increase) decrease in other assets	484	(252)	265
Increase in advance ticket sales	14	438	441
Increase in frequent flyer deferred revenue	699	271	222
Increase (decrease) in accounts payable	(1,079)	324	130
Decrease in other liabilities	(26)	(302)	(292)
Net cash provided by (used in) operating activities	(4,133)	6,909	6,164
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,727)	(4,528)	(4,070)
Purchases of short-term and other investments	(552)	(2,897)	(2,552)
Proceeds from sale of short-term and other investments	2,319	2,996	2,616
Loans made to others	—	(174)	(466)
Investment in affiliates	—	(36)	(139)
Other, net	10	79	156
Net cash provided by (used in) investing activities	50	(4,560)	(4,455)
Financing Activities:
Repurchases of common stock	(353)	(1,645)	(1,235)
Proceeds from issuance of debt	16,044	1,847	1,594
Proceeds from equity issuance	2,103	—	—
Payments of long-term debt	(4,383)	(1,240)	(1,727)
Principal payments under finance leases	(66)	(151)	(79)
Capitalized financing costs	(368)	(61)	(37)
Other, net	(20)	(30)	(17)
Net cash provided by (used in) financing activities	12,957	(1,280)	(1,501)
Net increase in cash, cash equivalents and restricted cash	8,874	1,069	208
Cash, cash equivalents and restricted cash at beginning of year	2,868	1,799	1,591
Cash, cash equivalents and restricted cash at end of year	$11,742	$2,868	$1,799

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$1,968	$515	$160
Lease modifications and lease conversions	527	(2)	52
Right-of-use assets acquired through operating leases	198	498	663
Capacity purchase agreement liability converted to debt	33	—	—
Debt associated with termination of a maintenance service agreement	—	—	163

Cash Paid (Refunded) During the Period for:
Interest	$874	$648	$651
Income taxes	(29)	29	19

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2017	287.0	$3	$6,098	$(769)	$4,603	$(1,147)	$8,788
Net income	—	—	—	—	2,122	—	2,122
Other comprehensive income	—	—	—	—	—	338	338
Stock-settled share-based compensation	—	—	60	—	—	—	60
Repurchases of common stock	(17.5)	—	—	(1,250)	—	—	(1,250)
Net treasury stock issued for share-based awards	0.4	—	(38)	26	(4)	—	(16)
Adoption of accounting standard related to equity investments	—	—	—	—	(6)	6	—
Balance at December 31, 2018	269.9	3	6,120	(1,993)	6,715	(803)	10,042
Net income	—	—	—	—	3,009	—	3,009
Other comprehensive income	—	—	—	—	—	85	85
Stock-settled share-based compensation	—	—	66	—	—	—	66
Repurchases of common stock	(19.2)	—	—	(1,641)	—	—	(1,641)
Net treasury stock issued for share-based awards	0.5	—	(57)	35	(8)	—	(30)
Balance at December 31, 2019	251.2	3	6,129	(3,599)	9,716	(718)	11,531
Net loss	—	—	—	—	(7,069)	—	(7,069)
Other comprehensive loss	—	—	—	—	—	(421)	(421)
Stock-settled share-based compensation	—	—	97	—	—	—	97
Sale of common stock	64.6	1	2,102	—	—	—	2,103
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Net treasury stock issued for share-based awards	0.4	—	(59)	44	(4)	—	(19)
Warrants issued	—	—	97	—	—	—	97
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses. See Note 1 to the financial statements contained in Part II, Item 8 of this report.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating revenue:
Passenger revenue	$11,805	$39,625	$37,706
Cargo	1,648	1,179	1,237
Other operating revenue	1,902	2,455	2,360
Total operating revenue	15,355	43,259	41,303
Operating expense:
Salaries and related costs	9,522	12,071	11,458
Aircraft fuel	3,153	8,953	9,307
Depreciation and amortization	2,488	2,288	2,165
Landing fees and other rent	2,127	2,543	2,449
Regional capacity purchase	2,039	2,849	2,649
Aircraft maintenance materials and outside repairs	858	1,794	1,767
Distribution expenses	459	1,651	1,558
Aircraft rent	198	288	433
Special charges (credit)	(2,616)	246	487
Other operating expenses	3,484	6,273	5,799
Total operating expense	21,712	38,956	38,072
Operating income (loss)	(6,357)	4,303	3,231

Nonoperating income (expense):
Interest expense	(1,063)	(731)	(670)
Interest capitalized	71	85	65
Interest income	50	133	101
Unrealized gains (losses) on investments, net	(194)	153	(5)
Miscellaneous, net	(1,327)	(27)	(72)
Total nonoperating expense, net	(2,463)	(387)	(581)
Income (loss) before income taxes	(8,820)	3,916	2,650
Income tax expense (benefit)	(1,753)	905	527
Net income (loss)	$(7,067)	$3,011	$2,123
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$(7,067)	$3,011	$2,123

Other comprehensive income (loss), net of tax:
Employee benefit plans	(421)	80	342
Investments and other	—	5	(4)
Total other comprehensive income (loss), net of tax	(421)	85	338
Total comprehensive income (loss), net	$(7,488)	$3,096	$2,461

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$11,269	$2,756
Short-term investments	414	2,182
Restricted cash	255	—
Receivables, less allowance for credit losses (2020—$78; 2019—$9)	1,295	1,364
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2020—$478; 2019—$425)	932	1,072
Prepaid expenses and other	635	814
Total current assets	14,800	8,188
Operating property and equipment:
Flight equipment	38,218	35,421
Other property and equipment	8,511	7,926
Purchase deposits for flight equipment	1,166	1,360
Total operating property and equipment	47,895	44,707
Less—Accumulated depreciation and amortization	(16,429)	(14,537)
Total operating property and equipment, net	31,466	30,170

Operating lease right-of-use assets	4,537	4,758

Other assets:
Goodwill	4,527	4,523
Intangibles, less accumulated amortization (2020—$1,495; 2019—$1,440)	2,838	3,009
Restricted cash	218	106
Deferred income taxes	103	—
Notes receivable, less allowance for credit losses (2020—$522)	31	671
Investments in affiliates and other, net	1,000	1,180
Total other assets	8,717	9,489
Total assets	$59,520	$52,605

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2020	2019
Current liabilities:
Accounts payable	$1,595	$2,703
Accrued salaries and benefits	1,960	2,271
Advance ticket sales	4,833	4,819
Frequent flyer deferred revenue	908	2,440
Current maturities of long-term debt	1,911	1,407
Current maturities of operating leases	612	686
Current maturities of finance leases	182	46
Other	728	571
Total current liabilities	12,729	14,943

Long-term debt	24,836	13,145
Long-term obligations under operating leases	4,986	4,946
Long-term obligations under finance leases	224	220

Other liabilities and deferred credits:
Frequent flyer deferred revenue	5,067	2,836
Pension liability	2,460	1,446
Postretirement benefit liability	994	789
Deferred income taxes	—	1,763
Other financial liabilities from sale-leasebacks	1,140	—
Other	1,156	1,025
Total other liabilities and deferred credits	10,817	7,859
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2020 and 2019	—	—
Additional capital invested	85	—
Retained earnings	4,939	12,353
Accumulated other comprehensive loss	(1,139)	(718)
Payable to (receivable from) parent	2,043	(143)
Total stockholder's equity	5,928	11,492
Total liabilities and stockholder's equity	$59,520	$52,605

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income (loss)	$(7,067)	$3,011	$2,123
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	(1,741)	882	513
Depreciation and amortization	2,488	2,288	2,165
Operating and non-operating special charges, non-cash portion	1,448	175	416
Unrealized (gains) losses on investments	194	(153)	5
Other operating activities	320	186	162
Changes in operating assets and liabilities -
Decrease in receivables	135	44	17
Increase in intercompany receivables	(14)	(33)	(20)
(Increase) decrease in other assets	484	(252)	265
Increase in advance ticket sales	14	438	441
Increase in frequent flyer deferred revenue	699	271	222
Increase (decrease) in accounts payable	(1,079)	324	130
Decrease in other liabilities	(26)	(302)	(293)
Net cash provided by (used in) operating activities	(4,145)	6,879	6,146
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,727)	(4,528)	(4,070)
Purchases of short-term and other investments	(552)	(2,897)	(2,552)
Proceeds from sale of short-term and other investments	2,319	2,996	2,616
Loans made to others	—	(174)	(466)
Investment in affiliates	—	(36)	(139)
Other, net	10	79	156
Net cash provided by (used in) investing activities	50	(4,560)	(4,455)
Financing Activities:
Proceeds from issuance of debt	16,044	1,847	1,594
Payments of long-term debt	(4,383)	(1,240)	(1,727)
Proceeds from issuance of parent company stock	2,103	—	—
Dividend to UAL	(353)	(1,645)	(1,235)
Principal payments under finance leases	(66)	(151)	(79)
Capitalized financing costs	(368)	(61)	(37)
Other, net	(2)	—	1
Net cash provided by (used in) financing activities	12,975	(1,250)	(1,483)
Net increase in cash, cash equivalents and restricted cash	8,880	1,069	208
Cash, cash equivalents and restricted cash at beginning of year	2,862	1,793	1,585
Cash, cash equivalents and restricted cash at end of year	$11,742	$2,862	$1,793

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$1,968	$515	$160
Lease modifications and lease conversions	527	(2)	52
Right-of-use assets acquired through operating leases	198	498	663
Capacity purchase agreement liability converted to debt	33	—	—
Debt associated with termination of a maintenance service agreement	—	—	163

Cash Paid (Refunded) During the Period for:
Interest	$874	$648	$651
Income taxes	(29)	29	19

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2017	$1,787	$8,201	$(1,147)	$(90)	$8,751
Net income	—	2,123	—	—	2,123
Other comprehensive income	—	—	338	—	338
Dividend to UAL	(1,249)	—	—	—	(1,249)
Stock-settled share-based compensation	60	—	—	—	60
Other	—	(5)	6	(20)	(19)
Balance at December 31, 2018	598	10,319	(803)	(110)	10,004
Net income	—	3,011	—	—	3,011
Other comprehensive income	—	—	85	—	85
Dividend to UAL	(664)	(977)	—	—	(1,641)
Stock-settled share-based compensation	66	—	—	—	66
Other	—	—	—	(33)	(33)
Balance at December 31, 2019	—	12,353	(718)	(143)	11,492
Net loss	—	(7,067)	—	—	(7,067)
Other comprehensive loss	—	—	(421)	—	(421)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock-settled share-based compensation	97	—	—	—	97
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Other (b)	—	—	—	2,186	2,186
Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses. See Note 1 to the financial statements contained in Part II, Item 8 of this report for additional information.
(b) Primarily relates to equity issuances of UAL common stock.

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
Recent Developments
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in 2020, resulting in a net loss of $7.1 billion. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus which may be resistant to currently approved vaccines, passenger testing requirements, mask mandates or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty
In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 57% of its scheduled capacity for 2020. In the first quarter of 2021, the Company expects scheduled capacity to be down at least 51% versus the first quarter of 2019. The Company plans to continue to proactively evaluate and cancel flights on a rolling 60-day basis until it sees signs of a recovery in demand and expects demand to remain suppressed, relative to 2019 levels, until vaccines for COVID-19 are widely distributed and are effective in curbing the spread of the virus. In addition, the Company does not currently expect the recovery from COVID-19 to follow a linear path. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel. In addition to the schedule reductions discussed above, the Company has:
•reduced its planned capital expenditures and reduced operating expenditures in 2020 (including by postponing projects deemed non-critical to the Company's operations);
•terminated its share repurchase program;
•issued or entered into approximately $13.4 billion in new secured notes, secured term loan facilities and new aircraft financings in 2020, including short term borrowings that were paid in 2020;
•borrowed $1.0 billion under the $2.0 billion revolving credit facility established under the Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement");
•availed itself of financial assistance and/or financing made available by the U.S. Treasury Department ("Treasury"), as further described below;
•raised approximately $2.1 billion in cash proceeds from the issuance and sale of UAL common stock in 2020;
•entered into agreements to finance certain aircraft currently subject to purchase agreements through sale and leaseback transactions;
•elected to defer the payment of $199 million in payroll taxes incurred through December 31, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), until December 2021, at which time 50% is due, with the remaining amount due December 2022; and

•taken a number of actions to reduce employee-related costs, including, among other items, the Company's Chief Executive Officer and President waived 100% of their respective base salaries through the end of 2020, other officers temporarily waived a portion of their base salaries, the Company's non-employee directors waived 100% of their cash compensation for the second and third quarters of 2020, the Company suspended merit salary increases for 2020 and implemented a temporary four-day work week for management and administrative employees and the Company offered voluntary unpaid leaves of absence. The Company also entered into an agreement with its pilots to distribute fewer flight hours to a larger number of pilots, while also reaching agreements to provide a path to early retirement and reduce expense through voluntary leave of absence programs.
In addition, and as announced in July 2020, the Company started the involuntary furlough process by issuing Worker Adjustment and Retraining Notification ("WARN") Act notices to 36,000 of its employees. Since then, the Company worked to reduce the total number of furloughs to approximately 13,000 employees by working closely with its union partners, introducing new voluntary options selected by approximately 9,000 employees and proposing creative solutions that would save jobs. As a result of the Company's entry into the PSP2 Agreement, as described below, the Company issued recall notices to these furloughed employees and others impacted by furlough mitigation programs. See the discussion below for more detail about the PSP2 Agreement and the recall process.
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
On April 20, 2020, United entered into a Payroll Support Program Agreement (the "PSP Agreement") with Treasury providing the Company with total funding of approximately $5.1 billion pursuant to the Payroll Support Program established under the CARES Act. These funds were used to pay for the wages, salaries and benefits of United employees. Approximately $3.6 billion of the $5.1 billion was provided as a direct grant, and approximately $1.5 billion consists of indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP Note"). See Note 2 of this report for additional information related to warrants issued in connection with the PSP Note and Note 10 of this report for a discussion of the PSP Note.
During 2020, UAL and United entered into a loan and guarantee agreement with Treasury. The agreement provides for a term loan facility of up to approximately $7.5 billion (the "CARES Act Term Loan Facility") pursuant to the loan program established under Section 4003(b)(1) of the CARES Act (the "Loan Program"). The loans (the "CARES Act Term Loans") may be disbursed in up to three disbursements on or before May 28, 2021. On September 28, 2020, United borrowed, and recorded as Long-term debt on the Company's consolidated balance sheet, $520 million under the CARES Act Term Loan Facility, the proceeds of which were used to pay certain transaction fees and expenses and for working capital and other general corporate purposes of the Company. See Note 2 of this report for additional information related to warrants issued in connection with the CARES Act Term Loans and Note 10 of this report for a discussion of the CARES Act Term Loans.
Under the PSP Agreement and the Loan Program, the Company and its business are subject to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities, requirements to maintain certain levels of scheduled service and certain limitations on executive compensation.
On January 15, 2021, United entered into a Payroll Support Agreement (the "PSP2 Agreement") with Treasury providing the Company with total funding of approximately $2.6 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the "PSP Extension Law"). These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees. Approximately $1.9 billion was provided as a direct grant and approximately $753 million consists of indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note"). As of February 25, 2021, we have received a total of $1.3 billion. See Note 2 of this report for additional information on warrants issued in connection with the PSP2 Note and Note 10 of this report for a discussion of the PSP2 Note.
Pursuant to the PSP2 Agreement, the Company is required to comply with certain provisions of the PSP Extension Law, including, among others, the requirement that all funds provided under the Payroll Support Program will be used by United exclusively for the continuation of payment of its U.S. employee wages, salaries and benefits, including the payment of lost wages, salaries and benefits to returning U.S. employees; requirements to maintain U.S. employment levels from the date of the PSP2 Agreement through March 31, 2021; requirements to recall (as such term is defined in the PSP2 Agreement), any U.S. employees subject to involuntary termination or furlough between October 1, 2020 and the date of the PSP2 Agreement, compensate such returning employees for certain lost salary, wages and benefits between December 1, 2020 and the date of the

PSP2 Agreement and restore certain rights and protections for such returning employees; provisions prohibiting certain reductions in U.S. employee wages, salaries and benefits; provisions prohibiting the payment of dividends and the repurchase of certain equity until March 31, 2022; and provisions restricting the payment of certain executive compensation until October 1, 2022.
As a result of the PSP2 Agreement, the Company offered employment, through March 2021, to employees who were impacted by involuntary furloughs. Because the Company cannot predict with certainty whether it will receive further payroll support from the federal government or when demand for air travel will increase in the short term, the Company is preparing for the possibility that these recalled employees might again be furloughed as soon as the end of the first quarter of 2021. The Company may record additional costs associated with these actions in the first quarter of 2021. Also, in order to reduce the number of such furloughs, during the first quarter of 2021, the Company offered voluntary leave and other programs to certain of its frontline employees, the cost of which cannot be estimated at this time.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
(a)Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
(b)Revenue Recognition—The Company presents Passenger revenue, Cargo revenue and Other operating revenue on its income statement. Passenger revenue is recognized when transportation is provided and Cargo revenue is recognized when shipments arrive at their destination. Other operating revenue is recognized as the related performance obligations are satisfied.
Passenger tickets and related ancillary services sold by the Company for flights are purchased primarily via credit card transactions, with payments collected by the Company in advance of the performance of related services. The Company initially records ticket sales in its Advance ticket sales liability, deferring revenue recognition until the travel occurs. For travel that has more than one flight segment, the Company deems each segment as a separate performance obligation and recognizes revenue for each segment as travel occurs. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against its billings and payables with other airlines based on historical experience.
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
Refundable tickets expire after one year from the date of issuance. Non-refundable tickets generally expire on the date of the intended travel, unless the date is extended by notification from the customer on or before the intended travel date. In April 2020, due to the COVID-19 pandemic, the Company extended the expiration dates on all passenger tickets issued between May 1, 2019 and March 31, 2020 to 24 months from the original issue date. On February 24, 2021, the Company extended the expiration dates for all tickets issued between May 1, 2019 and March 31, 2021 to March 31, 2022.
Fees charged in association with changes or extensions to non-refundable tickets are considered part of the Company's passenger travel obligation. As such, those fees are deferred at the time of collection and recognized at the time the travel is provided. Effective August 30, 2020, the Company eliminated change fees on all standard Economy and Premium cabin tickets for travel within the 50 U.S. states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. Also, in December 2020, the Company eliminated change fees on flights from the U.S. to all international destinations and fees on Basic Economy and all other international travel tickets issued by March 31, 2021.
United initially capitalizes the costs of selling airline travel tickets and then recognizes those costs as Distribution expense at the time of travel. Passenger ticket costs include credit card fees, travel agency and other commissions paid, as well as global distribution systems booking fees.

Advance Ticket Sales. Advance ticket sales represent the Company's liability to provide air transportation in the future. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In April 2020, due to the COVID-19 pandemic, the Company extended the expiration dates of ETCs from 12 months from the date of issuance to 24 months from the date of issuance and extended the expiration of FFCs, for tickets issued between May 1, 2019 and March 31, 2020 to 24 months from the original issue date. On February 24, 2021, the Company extended the expiration dates for all tickets issued between May 1, 2019 and March 31, 2021 to March 31, 2022. As of December 31, 2020, the Company's Advance ticket sales liability included $3.1 billion related to these credits and approximately 74% of these credits have expiration dates extending beyond 12 months.
The Company records breakage revenue on the travel date for its estimate of tickets that will expire unused. To determine breakage, the Company uses its historical experience with refundable and nonrefundable expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. The Company continues to use its historical experience and most recent trends and program changes to estimate its breakage. The Company will update its breakage estimates as future information is received. Given the uncertainty of travel demand caused by COVID-19, a significant portion of the $3.1 billion related to the ETCs and FFCs may expire unused in future periods and get recognized as breakage. Also, the Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advanced ticket liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months.
In the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $3.0 billion, $3.4 billion and $3.1 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
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
The Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

	2020	2019	2018
Domestic (U.S. and Canada)	$9,911	$26,960	$25,552
Atlantic	2,226	7,387	7,103
Pacific	1,706	5,132	5,188
Latin America	1,512	3,780	3,460
Total	$15,355	$43,259	$41,303
The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company's operations involve an insignificant level of revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue-producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as ticket change fees, baggage fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $918 million, $2.4 billion and $2.2 billion of ancillary fees within passenger revenue in the years ended December 31, 2020, 2019 and 2018, respectively.

(c)Ticket Taxes—Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis and, as a result, are excluded from revenue. The CARES Act provided an excise tax holiday that suspended certain U.S. aviation excise taxes. The excise tax holiday began on March 28, 2020 and ended on December 31, 2020. During the excise tax holiday, no excise tax was imposed on amounts paid for the transportation of persons and property by air. At December 31, 2020, the Company had approximately $150 million of excise taxes refunded to customers that are to be reimbursed by the U.S. government in 2021.
(d)Frequent Flyer Accounting—United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to nine years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
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
Estimated Selling Price of Miles. The Company's estimated selling price of miles is based on an equivalent ticket value, which incorporates the expected redemption of miles, as the best estimate of selling price for these miles. The equivalent ticket value is based on the prior 12 months' weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by breakage that considers a number of factors, including redemption patterns of various customer groups.
Estimate of Miles Not Expected to be Redeemed ("Breakage"). The Company's breakage model is based on the assumption that the likelihood that an account will redeem its miles can be estimated based on a consideration of the account's historical behavior. The Company uses a logit regression model to estimate the probability that an account will redeem its current miles balance. The Company reviews its breakage estimates annually based upon the latest available information. The Company's estimate of the expected breakage of miles requires significant management judgment. Current and future changes to breakage assumptions, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program. For the portion of the outstanding miles that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining miles are redeemed.
Co-Brand Agreement. During 2020, the Company entered into a Third Amended and Restated Co-Branded Card Marketing Services Agreement (as amended from time to time, the "Co-Brand Agreement") with its co-branded credit card partner JPMorgan Chase Bank, N.A. ("Chase"). The Co-Brand Agreement extended the term of the agreement into 2029 and modified certain other terms, resulting in a different allocation among the separately identifiable performance obligations. Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:
•MileagePlus miles awarded – United has a performance obligation to provide MileagePlus cardholders with miles to be used for air travel and non-travel award redemptions. The Company records Passenger revenue related to the travel awards when the transportation is provided and records Other revenue related to the non-travel awards when the goods or services are delivered. The Company records the cost associated with non-travel awards in Other operating revenue, as an agent.
•Marketing – United has a performance obligation to provide Chase access to United's customer list and the use of United's brand. Marketing revenue is recorded to Other operating revenue as miles are delivered to Chase.
•Advertising – United has a performance obligation to provide advertising in support of the MileagePlus card in various customer contact points such as United's website, email promotions, direct mail campaigns, airport advertising and in-flight advertising. Advertising revenue is recorded to Other operating revenue as miles are delivered to Chase.

•Other travel-related benefits – United's performance obligations are comprised of various items such as waived bag fees, seat upgrades and lounge passes. Lounge passes are recorded to Other operating revenue as customers use the lounge passes. Bag fees and seat upgrades are recorded to Passenger revenue at the time of the associated travel.
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
Frequent Flyer Deferred Revenue. Miles in MileagePlus members' accounts are combined into one homogeneous pool and are thus not separately identifiable, for award redemption purposes, between miles earned in the current period and those in their beginning balance. Of the miles expected to be redeemed, the majority of these miles have historically been redeemed within two years. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Twelve Months Ended December 31,
	2020	2019
Total Frequent flyer deferred revenue - beginning balance	$5,276	$5,005
Total miles awarded	1,336	2,621
Travel miles redeemed (Passenger revenue)	(568)	(2,213)
Non-travel miles redeemed (Other operating revenue)	(69)	(137)
Total Frequent flyer deferred revenue - ending balance	$5,975	$5,276
In the years ended December 31, 2020, 2019 and 2018, the Company recognized, in Other operating revenue, $1.7 billion, $2.0 billion and $2.0 billion (including a one-time $50 million payment), respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Chase co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months. Given the uncertainty in travel demand caused by COVID-19, we currently estimate a greater percentage of award redemptions will occur beyond 12 months, however this estimate may change as travel demand and award redemptions change in future periods.
(e)Cash and Cash Equivalents and Restricted Cash—Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents.
Restricted cash-current—primarily includes $217 million cash collateral for a standby letter of credit associated with guarantees under the BRW Term Loan. See Note 8 of this report for additional information on the BRW Term Loan and Note 13 for additional information on the guarantee. The balance also includes amounts to be used for the payment of fees, principal and interest on the $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC ("MPH"), a direct wholly-owned subsidiary of United.
Restricted cash-non-current—primarily includes collateral associated with the MileagePlus Financing, collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company or payment to an outside party.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows (in millions):

	UAL			United
	At December 31,			At December 31,
	2020	2019	2018	2020	2019	2018
Current assets:
Cash and cash equivalents	$11,269	$2,762	$1,694	$11,269	$2,756	$1,688
Restricted cash	255	—	—	255	—	—
Other assets:
Restricted cash	218	106	105	218	106	105
Total cash, cash equivalents and restricted cash shown in the statement of consolidated cash flows	$11,742	$2,868	$1,799	$11,742	$2,862	$1,793
(f)Investments—Debt investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of these investments are reflected in Miscellaneous, net in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss). Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method, or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Changes in fair value are recorded in Unrealized gains (losses) on investments, net in the consolidated statements of operations. See Note 9 of this report for additional information related to investments.
(g)Accounts Receivable—Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo customers. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs related to trade receivables were not material for the year ended December 31, 2020 and 2019.
(h)Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost.
(i)Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under finance leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. We periodically receive credits in connection with the acquisition of aircraft and engines including those related to contractual damages related to delays in delivery. These credits are deferred until the aircraft and engines are delivered, and then applied as a reduction to the cost of the related equipment.
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
As of December 31, 2020 and 2019, the Company had a carrying value of computer software of $548 million and $422 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company's depreciation expense related to computer software was $172 million, $135 million and $122 million, respectively. Aircraft and aircraft spare parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.
(j)Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for its mainline fleet and the contract level for its regional fleet under capacity purchase agreements ("CPAs"). An impairment charge is recognized when the asset's carrying value exceeds its net undiscounted future cash flows. The amount of the charge is the difference between the asset's carrying value and fair market value.
In December 2020, the Company decided to permanently ground 11 Boeing 757-200 aircraft and recorded $94 million in impairment changes. See Note 14 of this report for additional information related to impairments.
(k)Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired.
We value goodwill and indefinite-lived intangible assets primarily using market and income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates.
In each quarter of 2020, the Company evaluated its goodwill and intangible assets for possible impairments due to the impact of the COVID-19 pandemic on UAL's market capitalization and cash flow projections. For goodwill and certain of its intangible assets, including the Company's China routes, London-Heathrow slots, alliances and the United trade name and logo, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value and, in the case of goodwill, comparing the Company's fair value to its carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will likely remain suppressed through 2021. These assumptions are inherently uncertain as they relate to future events and circumstances. See Note 14 of this report for additional information related to impairments.
The following table presents information about the Company's goodwill and other intangible assets at December 31 (in millions):

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$4,527		$4,523

Indefinite-lived intangible assets
Route authorities	$1,020		$1,150
Airport slots	560		546
Tradenames and logos	593		593
Alliances	404		404
Total	$2,577		$2,693

Finite-lived intangible assets
Frequent flyer database	$1,177	$971	$1,177	$931
Hubs	145	111	145	104
Contracts	120	116	120	111
Other	314	297	314	294
Total	$1,756	$1,495	$1,756	$1,440
Amortization expense in 2020, 2019 and 2018 was $55 million, $60 million and $67 million, respectively. Projected amortization expense in 2021, 2022, 2023, 2024 and 2025 is $50 million, $40 million, $37 million, $32 million and $28 million, respectively.
(l)Labor Costs—The Company records expenses associated with new or amendable labor agreements when the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed.
(m)Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units ("RSUs") are remeasured at fair value throughout the requisite service period at the close of the reporting period based upon UAL's stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. An adjustment is recorded each reporting period to adjust compensation expense based on the then current level of expected performance achievement for the performance-based awards. See Note 4 of this report for additional information on UAL's share-based compensation plans.
(n)Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour ("PBTH") engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.
(o)Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $87 million, $212 million and $211 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(p)Third-Party Business—The Company has third-party business revenue that includes catering, ground handling, maintenance services and frequent flyer award non-travel redemptions. Third-party business revenue is recorded in Other operating revenue. The Company also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties and non-travel mileage redemptions. The third-party business expenses are recorded in Other operating expenses, except for non-travel mileage redemption. Non-travel mileage redemption expenses are recorded to Other operating revenue.

(q)Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company's uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense in its consolidated statements of operations. See Note 6 of this report for additional information on UAL's uncertain tax positions.
(r)Recently Issued Accounting Standards—The Company adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13") effective January 1, 2020. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities are required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The Company recorded a $17 million cumulative-effect adjustment, net of related income taxes, to its retained earnings balance on January 1, 2020 as a result of this adoption. See Notes 8, 13 and 14 of this report for additional disclosures about the impact of ASU 2016-13 on 2020 results.

NOTE 2 - COMMON STOCKHOLDERS' EQUITY AND PREFERRED SECURITIES
On February 24, 2020, the Company suspended share repurchases under its share repurchase program authorized by UAL's Board of Directors in July 2019. UAL's Board of Directors subsequently terminated this share repurchase program on April 24, 2020. In 2020, UAL repurchased approximately 4 million shares of UAL common stock in open market transactions for $0.3 billion. See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this report for additional information.
On April 20, 2020, UAL entered into a warrant agreement with Treasury, pursuant to which UAL agreed to issue to Treasury warrants to purchase up to approximately 4.6 million shares of common stock, pro rata in conjunction with increases to the principal amount outstanding under the PSP Note (the "PSP Warrants"), with an initial issuance of warrants to purchase up to approximately 2.3 million shares of common stock. As of December 31, 2020, UAL has issued PSP Warrants to purchase up to approximately 4.8 million shares of common stock, with such warrants accounted for as equity instruments. The PSP Warrants have a strike price of $31.50 per share (which was the closing price of UAL's common stock on The Nasdaq Stock Market on April 9, 2020). The PSP Warrants will expire five years after issuance, and are exercisable either through net share settlement, in cash or in shares of UAL common stock, at UAL's option. The relative fair value of the PSP Warrants was calculated using a Black-Scholes options pricing model and approximately $66 million was recorded within stockholders' equity with an offset to the CARES Act grant credit. The PSP Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP Warrants, PSP Warrant holders do not have any voting rights.
In connection with the entry into the Term Loan Facility, UAL entered into a warrant agreement with Treasury on September 28, 2020, pursuant to which UAL will issue to Treasury warrants (the "Credit Agreement Warrants") to purchase up to approximately 16.4 million shares of UAL common stock, assuming United borrows the initial commitments under the Term Loan Facility in full. The Credit Agreement Warrants will be issued on the date of disbursement of each Term Loan in an amount corresponding to 10% of the principal amount of each such disbursement. In connection with United's borrowing of the initial $520 million loan, on September 28, 2020, UAL issued Credit Agreement Warrants to purchase up to approximately 1.7 million shares of UAL common stock. The Credit Agreement Warrants will have a strike price of $31.50 per share. The Credit Agreement Warrants will expire five years after issuance, and are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. The relative fair value of the Credit Agreement Warrants was calculated using a Black-Scholes options pricing model and approximately $30 million was recorded within stockholders' equity and as a debt discount against the outstanding loan. If Treasury increases its loan commitments, then the maximum amount of common stock for which warrants could be issued would increase proportionally with such increase to the commitments.
During the first quarter of 2021, UAL entered into a warrant agreement with Treasury pursuant to which UAL will issue to Treasury warrants to purchase up to approximately 1.7 million shares of UAL common stock, pro rata in conjunction with increases to the principal amount outstanding under the PSP2 Note (the "PSP2 Warrants"). The PSP2 Warrants will have a strike price of $43.26 per share. The PSP2 Warrants will expire five years after issuance, and are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. The PSP2 Warrants contain customary anti-dilution provisions, registration rights and are freely transferable. Pursuant to the terms of the PSP2 Warrants, PSP2 Warrant holders do not have any voting rights.
In 2020, UAL entered into an underwriting agreement (the "Underwriting Agreement") with Morgan Stanley & Co. LLC and Barclays Capital Inc. (collectively, the "Underwriters"), relating to the issuance and sale by UAL of approximately 43 million shares of its common stock, par value $0.01 per share, at a price to the public of $26.50 per share, resulting in total proceeds of approximately $1.1 billion.
On June 15, 2020, UAL entered into an equity distribution agreement (the "Distribution Agreement") with Citigroup Global Markets Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "ATM Offering"), through the Managers, of up to 28 million shares of UAL's common stock, par value $0.01 per share. Sales of the shares, if any, under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Distribution Agreement, UAL may also sell shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells shares to a Manager as principal, UAL will enter into a separate agreement with such Manager. As of December 31, 2020, approximately 21.4 million shares were sold in the ATM Offering at an average price of $46.70 per share, with net proceeds to the Company totaling approximately $989 million.
At December 31, 2020, approximately 6 million shares of UAL's common stock were reserved for future issuance related to the issuance of equity-based awards under the Company's incentive compensation plans.
As of December 31, 2020, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL's amended and restated certificate of incorporation.

NOTE 3 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2020	2019	2018
Earnings (loss) available to common stockholders	$(7,069)	$3,009	$2,122

Basic weighted-average shares outstanding	279.4	258.8	275.5
Effect of share-based awards	—	1.1	1.2
Diluted weighted-average shares outstanding	279.4	259.9	276.7

Earnings (loss) per share, basic	$(25.30)	$11.63	$7.70
Earnings (loss) per share, diluted	$(25.30)	$11.58	$7.67
The number of antidilutive securities excluded from the computation of diluted per share amounts was not material.

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

During 2020, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards included approximately 2.5 million RSUs consisting of 2.2 million time-vested RSUs and 0.3 million performance-based RSUs. The time-vested RSUs vest pro-rata, typically on February 28th of each year, over a three-year period from the date of grant. The amount of performance-based RSUs vest upon the achievement of established goals based on the Company's absolute pre-tax margin performance as well as a customer metric based on the Company's relative quarterly average of net promoter scores as compared to a group of industry peers, both of which are measured for the three-year performance period ending December 31, 2022. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The following table provides information related to UAL's share-based compensation plan cost for the years ended December 31 (in millions):

	2020	2019	2018
Compensation cost:
RSUs	$106	$98	$98
Restricted stock	—	1	2
Stock options	2	1	1
Total	$108	$100	$101
The table below summarizes UAL's unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2020 (in millions, except as noted):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$80	1.5
Stock options	8	4.6
Total	$88
RSUs. As of December 31, 2020, UAL had recorded a liability of approximately $29 million related to its cash-settled RSUs. UAL paid approximately $26 million, $41 million and $28 million related to its cash-settled RSUs during 2020, 2019 and 2018, respectively.
The table below summarizes UAL's RSUs and restricted stock activity for the years ended December 31 (shares in millions):

	Liability Awards	Equity Awards
	RSUs	RSUs	Weighted- Average Grant Price	Restricted Stock	Weighted- Average Grant Price
Outstanding at December 31, 2017	1.8	1.4	$63.99	0.3	$52.30
Granted	0.7	1.1	67.74	—	—
Vested	(0.5)	(0.5)	63.02	(0.2)	53.24
Forfeited	(0.1)	(0.2)	67.34	—	—
Outstanding at December 31, 2018	1.9	1.8	66.29	0.1	51.17
Granted	0.1	1.1	86.72	—	—
Vested	(0.5)	(0.8)	64.85	(0.1)	51.17
Forfeited	(0.9)	(0.1)	76.48	—	—
Outstanding at December 31, 2019	0.6	2.0	78.03	—	—
Granted	0.1	2.4	40.80	—	—
Vested	(0.3)	(0.8)	74.54	—	—
Forfeited	—	(0.4)	54.21	—	—
Outstanding at December 31, 2020	0.4	3.2	53.41	—	—

The fair value of RSUs and restricted stock that vested in 2020, 2019 and 2018 was $87 million, $99 million and $70 million, respectively. The fair value of the restricted stock and the stock-settled RSUs was based upon the UAL common stock price on the date of grant. The fair value of the cash-settled RSUs was based on the UAL common stock price as of the last day preceding the settlement date.
Stock Options. UAL did not grant any stock option awards during either 2020 or 2018. In 2019, UAL granted an award of approximately 307,000 premium-priced stock options with an exercise price that was 25% higher than the closing price of UAL's common stock on the date of grant, representing an exercise price of $110.21. Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.
As of December 31, 2020, there were approximately 0.7 million outstanding stock option awards, 0.3 million of which were exercisable, with weighted-average exercise prices of $82.12 and $58.25, respectively, weighted-average remaining contractual lives (in years) of 6.3 and 3.5, respectively, and intrinsic values of zero as all of the exercise prices exceeded the closing stock price on that date.

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The tables below present the components of the Company's AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other		Deferred Taxes		Total
Balance at December 31, 2017	$(1,102)		$(6)		$(39)		$(1,147)
Change in value	377		(5)		(83)		289
Amounts reclassified to earnings	62	(a)	—		(13)		49
Amounts reclassified to retained earnings ("RE")	—		7	(b)	(1)	(b)	6
Balance at December 31, 2018	(663)		(4)		(136)		(803)
Change in value	105		7		(24)		88
Amounts reclassified to earnings	(2)	(a)	(1)		—		(3)
Balance at December 31, 2019	(560)		2		(160)		(718)
Change in value	(993)		—		221		(772)
Amounts reclassified to earnings	451	(a)	—		(100)		351
Balance at December 31, 2020	$(1,102)		$2		$(39)		$(1,139)
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs. See Note 7 of this report for additional information on pensions and other postretirement liabilities.
(b) These amounts represent the reclassification from AOCI to RE of the unrealized loss, and related tax, on the Company's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul") which was classified as an available-for-sale security prior to the Company adopting Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) effective January 1, 2018.

NOTE 6 - INCOME TAXES
The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components (in millions):

UAL	2020	2019	2018
Income tax provision (benefit) at statutory rate	$(1,852)	$822	$556
State income taxes, net of federal income tax benefit	(110)	50	29
Foreign tax rate differential	—	(90)	(84)
Global intangible low-taxed income	—	90	4
Foreign income taxes	1	1	2
Nondeductible employee meals	5	12	12
State rate change	(2)	—	3
Valuation allowance	197	(4)	(3)
Other, net	8	24	7
	$(1,753)	$905	$526

Current	$(12)	$23	$14
Deferred	(1,741)	882	512
	$(1,753)	$905	$526

United	2020	2019	2018
Income tax provision (benefit) at statutory rate	$(1,852)	$822	$557
State income taxes, net of federal income tax	(110)	50	29
Foreign tax rate differential	—	(90)	(84)
Global intangible low-taxed income	—	90	4
Foreign income taxes	1	1	2
Nondeductible employee meals	5	12	12
State rate change	(2)	—	3
Valuation allowance	197	(4)	(3)
Other, net	8	24	7
	$(1,753)	$905	$527

Current	$(12)	$23	$14
Deferred	(1,741)	882	513
	$(1,753)	$905	$527
The Company's effective tax rate for the year ended December 31, 2020 differed from the federal statutory rate of 21% due to a blend of federal, state and foreign taxes as well as the impact of certain nondeductible items and a valuation allowance of $197 million related to capital losses and state attributes.
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in millions):

	UAL		United
	2020	2019	2020	2019
Deferred income tax asset (liability):
Federal and state net operating loss ("NOL") carryforwards	$2,476	$695	$2,448	$668
Deferred revenue	1,409	1,287	1,409	1,287
Employee benefits, including pension, postretirement and medical	1,103	715	1,103	715
Operating lease liabilities	1,247	1,256	1,247	1,256
Sale leaseback liabilities	260	—	260	—
Other	362	165	362	165
Less: Valuation allowance	(247)	(58)	(247)	(58)
Total deferred tax assets	$6,610	$4,060	$6,582	$4,033

Depreciation	$(4,789)	$(4,011)	$(4,789)	$(4,011)
Operating lease right-of-use asset	(1,028)	(1,061)	(1,028)	(1,061)
Intangibles	(662)	(724)	(662)	(724)
Total deferred tax liabilities	$(6,479)	$(5,796)	$(6,479)	$(5,796)
Net deferred tax asset (liability)	$131	$(1,736)	$103	$(1,763)
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
The Company's federal and state NOL and tax credit carryforwards relate to current and prior years' NOLs and credits, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $11.0 billion ($2.3 billion tax effected) for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $0.1 in 2026, $0.5 in 2028, and $0.4 in 2029, $0.2 in 2032 and $0.4 in 2033. The remaining $9.4 billion of NOLs has no expiration date. State pre-tax NOLs of $3.7 billion ($0.2 billion tax effected) expire over a five to twenty year period. Federal tax credits of $42 million will expire over a one-to-eighteen-year period and state tax credits of $33 million will expire over a one-to-eleven-year period.
A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's management assesses available positive and negative evidence regarding the Company's ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In order to form a conclusion, management considers positive evidence in the form of taxable income in prior carryback years, reversing temporary differences, tax planning strategies and projections of future taxable income during the periods in which those temporary differences become deductible, as well as negative evidence such as historical losses. Although the Company was in a cumulative loss position at the end of 2020, management determined that the 2020 results were not indicative of future results due to the impact of the COVID-19 pandemic on its operations. The Company concluded that the positive evidence outweighs the negative evidence, primarily driven by approval and distribution of COVID-19 vaccines as well as increased confidence with the timing of the recovery. The Company's largest deferred tax assets are mostly attributable to federal pre-tax NOLs which were $11.0 billion ($2.3 billion tax effected) at December 31, 2020. The majority of the NOLs do not expire and the Company expects to recognize the NOLs through the reversal of existing deferred tax liabilities and projected future taxable income. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and state attributes that have short expiration periods. While the Company expects to generate sufficient future profits to fully utilize these NOLs, the Company may have to record a valuation allowance against our NOLs if it is unable to generate sufficient taxable income in future periods. Recording a valuation allowance against our NOLs would not impact our ability to use them. Assumptions about future taxable income are consistent with the plans and estimates used to manage our business. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support not recording valuation allowance on these NOLs. Any reduction in estimated future taxable income may require additional valuation allowance against the deferred tax assets, which could be material. As of December 31, 2020, the Company has recorded $185 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2020. Additionally, the

Company recorded a valuation allowance of $62 million on the state NOL and state tax credit deferred tax assets primarily due to utilization limitations resulting from a prior ownership change.
The Company's unrecognized tax benefits related to uncertain tax positions were $57 million, $53 million and $39 million at December 31, 2020, 2019 and 2018, respectively. Included in the ending balance at December 31, 2020 is $57 million that would affect the Company's effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2020, 2019 and 2018. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months. There are no material amounts included in the balance at December 31, 2020 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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
During 2020, the Company offered voluntary separation programs ("VSPs") to its U.S.-based front-line employees and management and administrative employees. The Company offered certain of its eligible front-line employees, based on employee group, age and completed years of service, special termination benefits in the form of additional years of pension service and additional subsidies for retiree medical costs. These benefits resulted in a $54 million special termination benefit charges for the pension plans and $201 million for the retiree medical plan. The VSPs and other separation programs caused the lump sum settlements to increase in 2020. In 2020, the primary defined benefit pension plans paid $1.4 billion in lump sum distributions resulting in the recognition of $430 million of settlement losses. Settlement losses trigger the recognition of losses previously reported as unrealized in accumulated other comprehensive loss in an amount that is proportionate to the lump sum distributions as a percentage of the obligations of the plan.
Actuarial assumption changes are reflected as a component of the net actuarial (gain) loss during 2020 and 2019. The 2020 actuarial losses were mainly related to a decrease in the discount rate applied at December 31, 2020 compared to December 31, 2019. Actuarial (gains) losses will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants.

The following tables set forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2020	Year Ended December 31, 2019
Accumulated benefit obligation:	$5,387	$5,333

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,398	$5,396
Service cost	216	184
Interest cost	209	226
Actuarial loss	1,181	784
Special termination benefit	54	—
Benefits paid	(1,445)	(200)
Curtailment	(105)	—
Other	17	8
Projected benefit obligation at end of year	$6,525	$6,398

Change in plan assets:
Fair value of plan assets at beginning of year	$4,964	$3,827
Actual return on plan assets	521	684
Employer contributions	16	649
Benefits paid	(1,445)	(200)
Other	13	4
Fair value of plan assets at end of year	$4,069	$4,964
Funded status—Net amount recognized	$(2,456)	$(1,434)

	Pension Benefits
	December 31, 2020	December 31, 2019
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$8	$14
Current liability	(4)	(2)
Noncurrent liability	(2,460)	(1,446)
Total liability	$(2,456)	$(1,434)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(1,924)	$(1,652)
Prior service cost	(3)	(4)
Total accumulated other comprehensive loss	$(1,927)	$(1,656)

	Other Postretirement Benefits
	Year Ended December 31, 2020	Year Ended December 31, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$842	$1,391
Service cost	10	10
Interest cost	28	47
Plan participants' contributions	58	67
Benefits paid	(164)	(180)
Actuarial loss	107	99
Plan amendments	—	(597)
Special termination benefit	201	—
Other	—	5
Benefit obligation at end of year	$1,082	$842

Change in plan assets:
Fair value of plan assets at beginning of year	$52	$53
Actual return on plan assets	1	1
Employer contributions	104	111
Plan participants' contributions	58	67
Benefits paid	(164)	(180)
Fair value of plan assets at end of year	51	52
Funded status—Net amount recognized	$(1,031)	$(790)

	Other Postretirement Benefits
	December 31, 2020	December 31, 2019
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(37)	$(1)
Noncurrent liability	(994)	(789)
Total liability	$(1,031)	$(790)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$255	$403
Prior service credit	570	693
Total accumulated other comprehensive income	$825	$1,096
The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2020	2019
Projected benefit obligation	$6,250	$6,161
Accumulated benefit obligation	5,163	5,137
Fair value of plan assets	3,786	4,714
Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2020		2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$216	$10	$184	$10	$228	$12
Interest cost	209	28	226	47	217	61
Expected return on plan assets	(328)	(1)	(291)	(1)	(292)	(2)
Amortization of unrecognized actuarial (gain) loss	162	(40)	118	(52)	130	(32)
Amortization of prior service credits	—	(124)	—	(73)	—	(37)
Settlement loss - VSPs	430	—	—	—	—	—
Special termination benefit - VSPs	54	201	—	—	—	—
Curtailment	1	—	—	—	—	—
Other	22	—	5	—	1	—
Net periodic benefit cost (credit)	$766	$74	$242	$(69)	$284	$2
Service cost is recorded in Salaries and related costs on the statement of consolidated operations. All other components of net periodic benefit costs are recorded in Miscellaneous, net on the statement of consolidated operations.
The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2020	2019
Discount rate	2.72%	3.52%
Rate of compensation increase	3.88%	3.89%

Assumptions used to determine net expense
Discount rate	3.51%	4.21%
Expected return on plan assets	7.31%	7.40%
Rate of compensation increase	3.88%	3.89%
A 50 basis points decrease in the weighted average discount rate would have increased the Company's December 31, 2020 pension benefit liability by approximately $0.8 billion and increased the estimated 2020 pension benefit expense by approximately $78 million.

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2020	2019
Discount rate	2.43%	3.35%

Assumptions used to determine net expense
Discount rate	3.35%	4.30%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	5.80%	6.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2033)	4.50%	5.00%
A 50 basis points decrease in the weighted average discount rate would have increased the Company's December 31, 2020 postretirement benefit liability by approximately $48 million and increased the estimated 2020 benefits expense by approximately $2 million.
The Company used the Society of Actuaries' PRI-2012 Private Retirement Plans Mortality Tables projected generationally using the Society of Actuaries' MP-2020 projection scale.
The Company selected the 2020 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds at December 31, 2020, that would provide the necessary cash flows to match projected benefit payments.
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

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	30-45%	10%
Fixed-income securities	35-50	4
Alternatives	15-25	7
A 50 basis points decrease in the expected long-term rate of return on plan assets would have increased estimated 2020 pension expense by approximately $25 million.
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

The following tables present information about United's pension and other postretirement plan assets at December 31 (in millions):

	2020					2019
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,606	$55	$125	$96	$1,330	$1,957	$47	$117	$71	$1,722
Fixed-income securities	1,644	—	548	49	1,047	1,732	—	687	69	976
Alternatives	669	—	—	195	474	776	—	—	205	571
Other investments	150	132	8	10	—	499	466	21	12	—
Total	$4,069	$187	$681	$350	$2,851	$4,964	$513	$825	$357	$3,269
Other Postretirement Benefit Plan Assets:
Deposit administration fund	$51	$—	$—	$51	$—	$52	$—	$—	$52	$—
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
The reconciliation of United's benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019 is as follows (in millions):

	2020	2019
Balance at beginning of year	$409	$350
Actual return (loss) on plan assets:
Sold during the year	4	12
Held at year end	13	(1)
Purchases, sales, issuances and settlements (net)	(25)	48
Balance at end of year	$401	$409
Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company did not have any minimum required contributions for 2020 and does not expect any for 2021. The Company expects to make approximately $82 million in contributions to United's postretirement plans in 2021.
The estimated future benefit payments, net of expected participant contributions, in United's pension plans and other postretirement benefit plans as of December 31, 2020 are as follows (in millions):

	Pension	Other Postretirement
2021	$325	$88
2022	339	118
2023	353	100
2024	351	87
2025	376	83
Years 2026 – 2030	2,113	359

Defined Contribution Plans. United offers several defined contribution plans to its employees. Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United's employer contribution percentages to its primary 401(k) defined contribution plans vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded expenses for its primary 401(k) defined contribution plans of $687 million, $735 million and $693 million in the years ended December 31, 2020, 2019 and 2018, respectively.
Multi-Employer Plans. United's participation in the IAM National Pension Plan ("IAM Plan") for the annual period ended December 31, 2020 is outlined in the table below. In addition to the additional required contributions described in table below, contributions in 2020 were affected by COVID-19 impacts on United's operations and consequently employee hours paid. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $510 million in employers' contributions for the year ended December 31, 2019. For 2019, the Company's contributions to the IAM Plan represented more than 10% of total contributions to the IAM Plan. The 2020 information is not available as Form 5500 is not final for the plan year.

Pension Fund	IAM National Pension Fund ("Fund")
EIN/ Pension Plan Number	51-6031295 — 002
Pension Protection Act Zone Status (2020 and 2019)	Critical (2020) and Endangered (2019). A plan generally is in "endangered" status if its funded percentage is less than 80 percent. A plan is in "critical" status if the funded percentage is less than 65 percent. On April 17, 2019, the IAM National Pension Fund Board of Trustees voluntarily elected for the Fund to be in critical status effective for the plan year beginning January 1, 2019 to strengthen the Fund's financial health.
FIP/RP Status Pending/Implemented
A 10-year Rehabilitation Plan effective, January 1, 2022, was adopted on April 17, 2019 that requires the Company to make an additional contribution of 2.5% of the hourly contribution rate, compounded annually for the length of the Rehabilitation Plan, effective June 1, 2019.

United's Contributions	$53 million, $59 million and $52 million in the years ended December 31, 2020, 2019 and 2018, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A
Profit Sharing. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker's annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. As a result of the pre-tax losses in 2020, no profit sharing was recorded. However, the Company recorded profit sharing and related payroll tax expense of $491 million and $334 million in 2019 and 2018, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.

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
In the first quarter of 2020, United recorded a full credit loss allowance against the $515 million carrying value of the BRW Term Loan and related receivables. United recorded the allowance based on United's assessment of AVH's financial uncertainty due to its high level of leverage and the fact that the airline had ceased operations due to the COVID-19 pandemic. The credit loss allowance was recorded as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations. AVH and certain of its affiliates filed voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on May 10, 2020 (the "AVH Reorganization Proceedings"). Accordingly, United maintains a full loss reserve against the BRW Term Loan and related receivables.
In connection with funding the BRW Term Loan Agreement, the Company entered into certain other agreements with Kingsland. See Note 13 of this report for additional information regarding our obligations to Kingsland and their interrelationship with the BRW Term Loan Agreement.
Avianca Loan. In November 2019, United entered into a senior secured convertible term loan agreement (the "AVH Convertible Loan Agreement") with, among others, AVH, as borrower, for the provision by the lenders thereunder (including United) to AVH of convertible term loans for general corporate purposes. In December 2019, United provided such a convertible term loan to AVH under the AVH Convertible Loan Agreement in the aggregate amount of $150 million (the "AVH Convertible Loan"). The AVH Convertible Loan (1) was payable in a single installment in December 2023, (2) bore paid-in-kind interest at a rate of 3 percent per annum ("PIK Interest") and (3) was secured by a pledge of capital stock in AVH's major subsidiaries and, until released, certain Colombian Peso-denominated credit card receivables owing to Aerovías del Continente Americano S.A. ("Avianca"), a subsidiary of AVH and guarantor under the AVH Convertible Loan Agreement. In October, 2020, under the AVH Reorganization Proceedings, the balance of the convertible loan became a debtor-in-possession ("DIP") term loan ("DIP Loan") under the terms of the DIP credit agreement. The DIP Loan is not convertible. It bears paid-in-kind interest at a rate of 14.5% per annum and has a scheduled maturity date in November 2021. The DIP Loan becomes immediately payable upon AVH's emergence from bankruptcy, in either cash or shares of AVH stock, at AVH's election. As of December 31, 2020, the DIP loan had a balance of $159 million and was recorded in Receivables on the Company's balance sheet.
Other. The Company has $31 million of notes receivable, the majority of which is from certain of its regional carriers.

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

	2020				2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$11,269	$11,269	$—	$—	$2,762	$2,762	$—	$—
Restricted cash - current (Note 1)	255	255	—	—	—	—	—	—
Restricted cash - non-current (Note 1)	218	218	—	—	106	106	—	—
Short-term investments:
Corporate debt	330	—	330	—	1,045	—	1,045	—
Asset-backed securities	51	—	51	—	690	—	690	—
U.S. government and agency notes	33	—	33	—	124	—	124	—
Certificates of deposit placed through an account registry service	—	—	—	—	35	—	35	—
Other fixed-income securities	—	—	—	—	95	—	95	—
Other investments measured at NAV	—	—	—	—	193	—	—	—
Long-term investments:
Equity securities	205	205	—	—	385	385	—	—
AVH Derivative Assets	—	—	—	—	24	—	—	24
Other assets	36	—	—	36	—	—	—	—
Short-term investments - The short-term investments shown in the table above are classified as available-for-sale, with the exception of investments measured at NAV. As of December 31, 2020, corporate debt securities have remaining maturities of approximately two years or less, asset-backed securities have remaining maturities of less than one year to approximately 14 years, and U.S. government and agency notes have maturities of less than one year.
Equity securities - Equity securities represent United's investment in Azul, consisting of approximately 8% of Azul's outstanding preferred shares (representing approximately 2% of the total capital stock of Azul). The Company recorded $180 million in losses and $136 million in gains, respectively, for the years ended December 31, 2020 and 2019 for changes to the fair market value of its equity investment in Azul in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations. The carrying value of our investment in Azul was $205 million at December 31, 2020.
AVH Derivative Assets - As part of the BRW Term Loan Agreement and related agreements with Kingsland, United obtained AVH share call options and AVH share appreciation rights and entered into an AVH share-based upside sharing agreement (collectively, the "AVH Derivative Assets"). The AVH Derivative Assets are recorded at fair value as Other assets on the Company's balance sheet and are included in the table above. The Company recorded $24 million in losses and $13 million in gains, respectively, for the years ended December 31, 2020 and 2019 for changes in the fair value of the AVH Derivative Assets in Unrealized gains (losses) on investments, net in the Company's statements of consolidated operations.
Other assets - The other assets represent warrants provided to United for the purchase of membership units (Class B Units) in Alclear Holdings, LLC ("CLEAR"). The Company records these warrants at fair value.
Investments presented in the table above have the same fair value as their carrying value.
Other fair value information - The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	2020					2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$26,747	$27,441	$—	$21,985	$5,456	$14,552	$15,203	$—	$11,398	$3,805
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
Short-term investments, other than Other investments measured at NAV, Equity securities and Restricted cash (current and non-current)	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Other investments measured at NAV	In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. The Company can redeem its shares at any time at NAV subject to a three-day settlement period.
AVH Derivative Assets	Fair values are calculated using a Monte Carlo simulation approach. Unobservable inputs include expected volatility, expected dividend yield and control and acquisition premiums.
Other assets	Fair value is determined utilizing the Black-Scholes options pricing model.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Investments in Regional Carriers. United holds investments in several regional carriers that fly for the Company as United Express under its CPAs. The combined carrying value of the investments was approximately $139 million as of December 31, 2020. United accounts for each investment using the equity method. Each investment and United's ownership stake are listed below.
•Republic Airways Holdings Inc. ("Republic"). United holds a 19% minority interest in Republic. Republic is the parent company of Republic Airways Inc. Republic currently operates 66 regional aircraft under a CPA that has terms through 2029.
•ManaAir, LLC ("ManaAir"). United holds a 49.9% minority ownership stake in ManaAir. ManaAir is the parent company of ExpressJet Airlines LLC ("ExpressJet"). The Company terminated its CPA with ExpressJet. ExpressJet flew its last commercial flight, on behalf of United, on September 30, 2020.
•Champlain Enterprises, LLC ("Champlain"). United owns a 40% minority ownership stake in Champlain. Champlain does business as CommutAir ("CommutAir"). As of December 31, 2020, CommutAir operated 49 regional aircraft and is expected to operate additional ERJ 145 regional jets that were formerly part of the ExpressJet fleet.

Other Investments. United holds other investments that are recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2020, United held these major investments:
•Fulcrum BioEnergy, Inc. ("Fulcrum"). United owns approximately 7% of the preferred shares (representing approximately 6% of the total capital stock) of Fulcrum, a company that is developing a process for transforming municipal solid waste into transportation fuels, including jet fuel and diesel. As of December 31, 2020, the carrying value of United's investment was $51 million.
•CLEAR. United owns less than 1% of the Class B Units of CLEAR, a technology-enabled experience company that owns and operates a secure identity platform. Using biometrics, CLEAR enables touchless identification at airport checkpoints and other venues. As of December 31, 2020, the carrying value of United's investment was approximately $9 million.

NOTE 10 - DEBT

(In millions)	Maturity Dates			Interest Rate(s) at December 31, 2020			At December 31,
							2020	2019
Secured
Aircraft notes (a)	2021	—	2032	0.73%	—	9.80%	$14,538	$11,585
MileagePlus Senior Secured Notes		2027			6.50%		3,800	—
MileagePlus Term Loan Facility (a)		2027			5.49%		3,000	—
Revolving Credit Facility (a)		2022			1.49%		1,000	—
CARES Act Term Loan Facility (a)		2025			3.24%		520	—
Term Loan Facility (a)		2024			2.49%		1,444	1,459
Unsecured
Notes	2022	—	2025	4.25%	—	5.00%	1,050	1,350
PSP Note		2030			1.00%		1,501	—
Other unsecured debt	2023	—	2029	4.00%	—	5.75%	448	339
							27,301	14,733
Less: unamortized debt discount, premiums and debt issuance costs							(554)	(181)
Less: current portion of long-term debt							(1,911)	(1,407)
Long-term debt, net							$24,836	$13,145
(a) Financing includes variable rate debt based on LIBOR (or another index rate), generally subject to a floor, plus a specified margin ranging from 0.49% to 5.25%.
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at December 31, 2020 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2021	$1,911
2022	3,852
2023	2,699
2024	5,132
2025	3,739
After 2025	9,968
$27,301
PSP Note. During 2020, pursuant to the PSP Agreement and in connection with Treasury providing the Company with total funding of approximately $5.1 billion under the Payroll Support Program of the CARES Act, UAL issued a promissory note to Treasury evidencing senior unsecured indebtedness of UAL of approximately $1.5 billion.
The PSP Note is guaranteed by United and will mature on April 20, 2030, ten years after the initial issuance. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, or if certain subsidiaries are formed or acquired, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note. UAL may, at its option, prepay the PSP Note, at any time, and from time to time, at par. UAL is required to prepay the PSP Note upon the occurrence of certain change of control triggering events. The PSP Note does not require any amortization and is to be repaid in full on the maturity date.
Interest on the PSP Note is payable semi-annually in arrears on the last business day of March and September of each year beginning on September 30, 2020 at a rate of 1.00% in years one through five, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years six through ten.
MileagePlus Financing. On July 2, 2020, MPH and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA" and, together with MPH, the "Issuers") issued $3.8 billion aggregate principal amount of their 6.50% Senior Secured Notes due 2027 (the "Notes"). The Notes have a fixed annual interest rate of 6.50%, which will be paid in cash, quarterly in arrears on March 20, June 20, September 20 and December 20 of each year, beginning on September 21, 2020 (each a "Payment Date"). Concurrently with the issuance of the Notes, the Issuers entered into a credit agreement that provides for a term loan facility in an aggregate principal amount of up to $3.0 billion (the "MP Term Loan Facility"). On July 2, 2020, the Issuers borrowed $3.0 billion in aggregate principal amount under the MP Term Loan Facility. Loans outstanding under the MP Term Loan Facility will bear interest at a variable rate equal to LIBOR (but not less than 1.00% per annum), plus a margin of 5.25% per annum, payable on each Payment Date. The principal on the Notes and the MP Term Loan Facility will be repaid in quarterly installments on each Payment Date, beginning on September 20, 2022. The scheduled maturity date of the Notes and of the MP Term Loan Facility is June 20, 2027. The Issuers lent the proceeds of the Notes and of the MP Term Loan Facility to United, after depositing a portion of such proceeds in reserve accounts to cover future interest payments. The Notes and the loans under the MP Term Loan Facility are guaranteed by UAL, United and certain other subsidiaries of UAL. The Notes and the loans under the MP Term Loan Facility are secured by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens, including specified cash accounts that include the accounts into which MileagePlus revenues are or will be paid by United's marketing partners and by United.
CARES Act Credit Agreement. On September 28, 2020, the Company entered into a Loan and Guarantee Agreement (the "CARES Act Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, Treasury, as lender, and The Bank of New York Mellon, as administrative and collateral agent. The CARES Act Credit Agreement provides for a CARES Act Term Loan Facility of up to approximately $7.5 billion pursuant to the Loan Program established under Section 4003(b)(1) of the CARES Act. The loans under the CARES Act Term Loan Facility may be disbursed in up to three disbursements on or before May 28, 2021. On September 28, 2020, United borrowed an amount equal to $520 million under the CARES Act Term Loan Facility. The principal amount must be repaid in a single installment on the maturity date on September 26, 2025. United may prepay all or a portion of the CARES Act Term Loan Facility from time to time, at par plus accrued and unpaid interest on the amount prepaid. Borrowings under the CARES Act Credit Agreement bear interest at a variable rate equal to LIBOR (but not less than 0%), plus a margin of 3.00% per annum. The obligations of United under the CARES Act Credit Agreement are secured by liens (i) on certain route authorities of United and certain related slots and gate leaseholds and other related assets, (ii) certain aircraft and (iii) certain flight simulators and related assets.
Revolving Credit Facility. As of December 31, 2020, United had $1.0 billion available under the revolving credit facility of the Credit Agreement. The Credit Agreement provides for a term loan facility (the "Term Loan Facility") and a revolving credit facility (the "Revolving Credit Facility"). To maximize United's flexibility under a debt incurrence covenant contained in two of United's financings, on July 2, 2020, United took the proactive step of borrowing $1.0 billion under the Revolving Credit Facility, which leaves $1.0 billion available for borrowing under such agreement by United at any time until April 1, 2022. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR (but not less than 0% per annum), plus a margin of 2.25% per annum, or (at United's election) another rate based on certain market interest rates, plus a margin of 1.25% per annum. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the Revolving Credit Facility.
Used Aircraft Bridge Loan. On March 9, 2020, the Company entered into a Term Loan Credit and Guaranty Agreement (the "Used Aircraft Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, the lenders party thereto from time to time and JP Morgan Chase Bank N.A., as administrative agent. United borrowed the full amount of $2 billion under the Used Aircraft Credit Agreement (the "Used Aircraft Facility"). The obligations of United under the Used Aircraft Bridge Loan were secured by liens on certain aircraft of United. The principal amount of the Used Aircraft Facility plus accrued interest was paid in full on October 28, 2020.
Spare Parts Bridge Loan. On March 20, 2020, the Company entered into a Term Loan Credit and Guaranty Agreement (the "Spare Parts Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than

United party thereto from time to time, as guarantors, the lenders party thereto from time to time and Goldman Sachs Bank USA, as administrative agent. United borrowed the full amount of $500 million under the Spare Parts Credit Agreement (the "Spare Parts Bridge Loan"). The obligations of United under the Spare Parts Bridge Loan were secured by liens on certain aircraft spare parts of United. The principal amount of the Spare Parts Bridge Loan plus accrued interest was paid in full on October 28, 2020.
Spare Engines Bridge Loan. On April 7, 2020, the Company entered into a Term Loan Credit and Guaranty Agreement (the "Spare Engines Credit Agreement"), among United, as borrower, UAL, as parent and guarantor, the subsidiaries of UAL other than United party thereto from time to time, as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. United borrowed the full amount of $250 million under the Spare Engines Credit Agreement (the "Spare Engines Bridge Loan"). The obligations of United under the Spare Engines Bridge Loan were secured by liens on certain aircraft spare engines of United. The principal amount of the Spare Engines Bridge Loan plus accrued interest was paid in full on October 28, 2020.
SRG Bridge Loan. On June 30, 2020, the Company entered into a $200 million Term Loan Credit and Guaranty Agreement (the "SRG Bridge Loan"), among United, as borrower, UAL, as parent and guarantor, and Barclays Bank PLC, as administrative agent. The obligations of United under the SRG Bridge Loan were secured by liens on certain routes of United between cities in the U.S. and Europe, Israel, South America, and Mexico. United borrowed the full amount of the SRG Bridge Loan on July 1, 2020 and repaid it in full on September 29, 2020.
Aircraft Notes. As of December 31, 2020, United had $12.1 billion principal amount of equipment notes outstanding issued under enhanced equipment trust certificates ("EETC") financings included in notes payable in the table of outstanding debt above. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by aircraft and, in certain structures, spare engines and spare parts. United is responsible for the payment obligations under the equipment notes. In certain EETC structures, proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United's consolidated balance sheet because the proceeds held by the depositary are not United's assets.
In September 2019, October 2020 and February 2021, United created new EETC pass-through trusts, each of which issued pass-through certificates. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by United and secured by aircraft and, in the case of the EETC entered into in October 2020, also by spare engines and spare parts. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2020 are as follows (in millions, except stated interest rate):

EETC Issuance Date	Class	Principal	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt during 2020	Total debt recorded as of December 31, 2020
September 2019	AA	$702	May 2032	2.70%	$189	$702
September 2019	A	287	May 2028	2.90%	77	287
September 2019	B	232	May 2028	3.50%	62	232
October 2020	A	3,000	October 2027	5.88%	3,000	3,000
February 2021	B	600	January 2026	4.88%	—	—
		$4,821			$3,328	$4,221

In 2020, United borrowed approximately $691 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2020. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2032 and have interest rates comprised of LIBOR plus a specified margin.
In November 2019, at the request of United, the California Municipal Finance Authority issued its approximately $295 million special facility revenue bonds and loaned the proceeds of such bonds to United pursuant to a loan agreement to finance the costs of construction of an aircraft maintenance and ground service equipment complex at Los Angeles International Airport. The bonds bear interest at 4% per annum, payable semiannually, commencing July 15, 2020 through the July 15, 2029 maturity date. As security for United's obligations under the loan agreement, United also entered into a leasehold mortgage which grants to the trustee of the bonds (acting on behalf of the bondholders) a lien on United's interest in the leased premises and any improvements thereon owned by or leased to United. As of December 31, 2020, United had recorded approximately $159 million related to this debt.
PSP2 Note. During the first quarter of 2021, UAL issued the PSP2 Note to Treasury evidencing senior unsecured indebtedness of UAL. The principal amount of the PSP2 Note will increase to 30% of any disbursement made by Treasury to United under the PSP2 Agreement after the initial issuance date to approximately $753 million aggregate principal amount after all disbursements. The PSP2 Note is guaranteed by United, and will mature ten years after issuance on January 15, 2031 (the "Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP2 Note. UAL may, at its option, prepay the PSP2 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP2 Note upon the occurrence of certain change of control triggering events. The PSP2 Note does not require any amortization, and is to be repaid in full on the Maturity Date. Interest on the PSP2 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on March 31, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
As of December 31, 2020, UAL and United were in compliance with their respective debt covenants. The collateral, covenants and cross default provisions of the Company's principal debt instruments that contain such provisions are summarized in the table below:

Debt Instrument	Collateral, Covenants and Cross Default Provisions
Various equipment notes and other notes payable	Secured by certain aircraft, spare engines and spare parts. The indentures contain events of default that are customary for aircraft financings, including in certain cases cross default to other related aircraft.
Credit Agreement
Secured by certain of United's international route authorities, specified take-off and landing slots at certain airports and certain other assets.

The Credit Agreement requires the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.6 to 1.0 at all times. The Credit Agreement contains covenants that, among other things, restrict the ability of UAL and its restricted subsidiaries (as defined in the Credit Agreement) to make investments and to pay dividends on or repurchase stock.

The Credit Agreement contains events of default customary for this type of financing, including a cross payment default and cross acceleration provision to certain other material indebtedness of the Company.

CARES Act Credit Agreement
Secured by liens on (i) certain route authorities of United and certain related slots and gate leaseholds and other related assets, (ii) certain aircraft and (iii) certain flight simulators and related assets.
The CARES Act Credit Agreement requires the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes, among other things, unrestricted cash, certain short-term investments and any undrawn amounts under any revolving credit facility or under the CARES Act Credit Agreement, and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the CARES Act Credit Agreement of 1.6 to 1.0. The CARES Act Credit Agreement contains covenants that, among other things, (i) restrict the ability of UAL and its subsidiaries to make investments and to pay dividends on or repurchase stock, (ii) require United to maintain certain levels of scheduled service and (iii) create certain limitations on executive compensation.
The CARES Act Credit Agreement contains events of default customary for this type of financing, including a cross payment default and cross acceleration provision to certain other material indebtedness of the Company.

MileagePlus Notes and Term Loan Facility	Secured by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens, including security interests in specified cash accounts that include the accounts into which MileagePlus revenues are or will be paid by United's marketing partners and by United.
PSP and PSP2 Notes
The PSP Note and the PSP2 Note represent senior unsecured indebtedness of UAL. The PSP Note and the PSP2 Note are guaranteed by United. If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP Note and the PSP2 Note.

Unsecured notes
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
Lease Cost. The Company's lease cost for the years ended December 31 included the following components (in millions):

	2020	2019	2018
Operating lease cost	$933	$1,038	$1,213
Variable and short-term lease cost	1,968	2,548	2,569
Amortization of finance lease assets	88	68	75
Interest on finance lease liabilities	16	85	44
Sublease income	(23)	(32)	(38)
Total lease cost	$2,982	$3,707	$3,863
Lease terms and commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 104 mainline and 290 regional aircraft while finance leases relate to leases of 37 mainline and 45 regional aircraft. United's aircraft leases have remaining lease terms of 1 month to 12 years with expiration dates ranging from 2021 through 2032. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
Non-aircraft leases have remaining lease terms of 1 month to 32 years, with expiration dates ranging from 2021 through 2053.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of December 31, 2020 (in millions):

	Operating Leases	Finance Leases
2021	$847	$198
2022	693	59
2023	723	51
2024	704	47
2025	585	35
After 2025	3,979	64
Minimum lease payments	7,531	454
Imputed interest	(1,933)	(48)
Present value of minimum lease payments	5,598	406
Less: current maturities of lease obligations	(612)	(182)
Long-term lease obligations	$4,986	$224
As of December 31, 2020, we have additional leases of approximately $740 million for several mainline aircraft, regional jets under a CPA and airport facilities and office space leases that have not yet commenced. These leases will commence in 2021 with lease terms of up to 12 years.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787-9 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Fifteen Boeing model aircraft were delivered in 2020 under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered in 2021. Upon delivery of aircraft in these sale and leaseback transactions in 2020, the Company accounted for 11 of these aircraft, which have a repurchase option at a price other than fair value, as part of Flight equipment on the Company's balance sheet and the related obligation recorded in Other current liabilities and Other financial liabilities from sale-leasebacks (noncurrent) since they do not qualify for sale recognition. The remaining four aircraft that qualified for sale recognition were recorded as Operating lease right-of-use assets and Current/Long-term obligations under operating leases on the Company's balance sheet after recognition of related gains on such sale. See Note 14 of this report for additional information.
Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31:

	2020	2019
Weighted-average remaining lease term - operating leases	11 years	11 years
Weighted-average remaining lease term - finance leases	4 years	6 years
Weighted-average discount rate - operating leases	5.1%	5.2%
Weighted-average discount rate - finance leases	4.4%	5.7%

The table below presents supplemental cash flow information related to leases during the year ended December 31 (in millions):

	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$788	$902	$1,078
Operating cash flows for finance leases	20	70	53
Financing cash flows for finance leases	66	151	79
Regional CPAs. United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. United's CPAs are for 475 regional aircraft as of December 31, 2020, and the CPAs have terms expiring through 2033. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United and operated by the regional carriers. See Part I, Item 2. Properties, of this report for additional information.
In July 2020, the Company announced its plans to consolidate its Embraer ERJ 145 ("ERJ 145") operations into a single regional partner. As a result, the Company terminated its CPA with ExpressJet. ExpressJet flew its last commercial flight, on behalf of United, on September 30, 2020. Additionally, United transferred all of its ERJ 145 operations over to CommutAir as United's sole regional partner of this aircraft type.
United recorded approximately $0.6 billion, $1.0 billion and $1.0 billion in expenses related to its CPAs with its regional carriers in which United is a minority shareholder, for the years ended December 31, 2020, 2019 and 2018, respectively. There were approximately $68 million and $69 million in accounts payable due to these companies as of December 31, 2020 and December 31, 2019, respectively. There were no material accounts receivables due from these companies as of December 31, 2020 and December 31, 2019. The CPAs with these related parties were executed in the ordinary course of business.
Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases above. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2020, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

2021	$1.8
2022	1.8
2023	1.7
2024	1.5
2025	1.2
After 2025	3.1
$11.1
The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United's regional operators (whether as a result of changes in average daily utilization or otherwise) in 2021 would result in a corresponding change in annual cash obligations under the CPAs of approximately $85 million.

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
Airport Leases. United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.9 billion of tax-exempt special facilities revenue bonds and interest thereon as of December 31, 2020. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a VIE. To the extent United's leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature. See Note 13 of this report for more information regarding United's guarantee of the tax-exempt special facilities revenue bonds.
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
AVH. United concluded that AVH is a VIE and that United holds a variable interest through the AVH DIP Loan and a call option on BRW's AVH shares. However, United is not the primary beneficiary because it does not hold a material number of shares of AVH and does not have the power through the AVH DIP Loan Agreement or any other agreement to direct the activities that most significantly impact AVH's economic performance. Further, AVH is currently in Chapter 11 bankruptcy and as such the bankruptcy court is viewed as having power to direct the activities that most significantly impact AVH's economic performance. See Note 9 of this report for more information about the AVH call options.
ManaAir. United concluded that ManaAir is a VIE as of December 31, 2020. United holds a variable interest in ManaAir in the form of equity interest, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact ManaAir's economic performance.
Champlain. United concluded that Champlain is a VIE as of December 31, 2020. United holds variable interests in Champlain in the form of equity interest and a loan to Champlain, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact Champlain's economic performance.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
Commitments. As of December 31, 2020 (adjusted to include the effects of the February 26, 2021 agreement with The Boeing Company ("Boeing") discussed below), United had firm commitments and options to purchase aircraft from Boeing, Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2021	2022	After 2022
Airbus A321XLR	50	—	—	50
Airbus A350	45	—	—	45
Boeing 737 MAX	188	21	40	127
Boeing 787	11	11	—	—
Embraer E175	4	4	—	—
(a) United also has options and purchase rights for additional aircraft.
On February 26, 2021, the Company entered into an agreement with The Boeing Company ("Boeing") for a firm order of 25 Boeing 737 MAX aircraft for delivery in 2023, and to reschedule the delivery of 40 previously ordered Boeing 737 MAX aircraft to 2022 and 5 Boeing 737 MAX aircraft into 2023.
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

United also has an agreement to purchase 11 used Boeing 737-700 aircraft with expected delivery dates in 2021. In addition, United has an agreement to purchase 17 used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
The table below summarizes United's commitments as of December 31, 2020 (adjusted to include the effects of the February 26, 2021 agreement with Boeing), which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

2021	$4.9
2022	2.9
2023	2.8
2024	1.6
2025	2.0
After 2025	10.1
$24.3
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2020, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company's consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.
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
As of December 31, 2020, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 11 of this report. All of these bonds are due between 2023 and 2038.
In connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland, pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's ADRs, the class of AVH securities that trades on the NYSE, in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest or any completed liquidation or dissolution of AVH, and (2) guaranteed BRW's obligation to pay Kingsland the difference (which amount, if paid by United, any such sale, as applicable, is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. Due to AVH's financial uncertainty due to its high level of leverage and the fact that the airline had ceased operations due to the COVID-19 pandemic, the Company recorded the full amount under this guarantee as a liability. In November 2020, the Company posted $217 million as cash collateral for a standby letter of credit in favor of Citibank, N.A. that serves as security for a loan from Citibank to Kingsland. Any drawings under the letter of credit would offset the Company's maximum possible put and guarantee payment to Kingsland by an equal amount. The posting of this collateral, and any potential credit against the Company's put and guarantee payment, are entirely related to the original transactions entered in 2018 and do not represent any new or incremental investment.

As of December 31, 2020, United is the guarantor of $119 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
As of December 31, 2020, United had $380 million of surety bonds securing various insurance related obligations with expiration dates through 2024.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2020, the Company had $9.8 billion of floating rate debt with remaining terms of up to 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $8.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2020, approximately $2.3 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2020, the Company's contingent exposure was approximately $293 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2051. The Company did not record a liability at the time these indirect guarantees were made.
Regional Capacity Purchase. As of December 31, 2020, United had 303 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2029. These call options are exercisable upon wrongful termination or breach of contract, among other conditions.
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
Labor Negotiations. As of December 31, 2020, United, including its subsidiaries, had approximately 74,400 employees. Approximately 84% of United's employees were represented by various U.S. labor organizations. On February 1, 2019, the collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the labor union representing United's pilots, became amendable. The Company and ALPA are in negotiations for an amended agreement. On September 28, 2020, United's pilots approved an agreement to avoid furloughs, at least until June 2021. The agreement offered, among other things, an early separation option for certain eligible pilots.
The Company and UNITE HERE, the labor union representing United's Catering Operations employees, started negotiations for a first collective bargaining agreement in March 2019.
In December 2020, the Company reviewed the provision of the collective bargaining agreement with the International Brotherhood of Teamsters ("IBT") for alignment with contract terms with other airlines' workgroups. This review provided a base pay rate increase for employees covered under this agreement.

NOTE 14 - SPECIAL CHARGES AND UNREALIZED (GAINS) LOSSES ON INVESTMENTS
Special charges and unrealized gains and losses on investments in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

Operating:	2020	2019	2018
CARES Act grant	$(3,536)	$—	$—
Severance and benefit costs	575	16	41
Impairment of assets	318	171	377
Termination of an engine maintenance service agreement	—	—	64
(Gains) losses on sale of assets and other special charges	27	59	5
Total operating special charges (credit)	(2,616)	246	487
Nonoperating credit loss on BRW Term Loan and related guarantee	697	—	—
Nonoperating special termination benefits and settlement losses	687	—	—
Nonoperating unrealized (gains) losses on investments	194	(153)	5
Total nonoperating special charges and unrealized (gains) losses on investments	1,578	(153)	5
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments	(1,038)	93	492
Income tax expense (benefit), net of valuation allowance	404	(21)	(110)
Income tax adjustments (Note 6)	—	—	(5)
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments, net of income taxes	$(634)	$72	$377
2020
CARES Act grant. During 2020, the Company received approximately $5.1 billion in funding pursuant to the Payroll Support Program under the CARES Act, which consisted of a $3.6 billion grant and a $1.5 billion unsecured loan. The Company recorded $66 million for warrants issued to Treasury, within stockholders' equity, as an offset to the grant income. For 2020, we recognized the $3.5 billion grant as a credit to Special charges (credit).
Severance and benefit costs. In July 2020, the Company started the involuntary furlough process by issuing WARN Act notices to approximately 36,000 of its employees. Since then, the Company worked to reduce the total number of furloughs to approximately 13,000 employees by working closely with its union partners, introducing new voluntary options selected by approximately 9,000 employees and proposing creative solutions that would save jobs. This workforce reduction is part of the Company's strategic realignment of its business and new organizational structure as a result of the impacts of the COVID-19 pandemic on the Company's operations and cost structure. The Company recorded $575 million during 2020 related to the workforce reduction, employee severance, pay continuance from voluntary retirements, and benefits-related costs (and additional costs associated with special termination benefits and settlement losses discussed below under "Nonoperating special termination benefits and settlement losses"). See also Note 7 of this report for further information.
Impairment of assets. United assesses its goodwill and intangible assets for potential impairment on an annual basis as of October 1, and on an interim basis if there are indicators that an impairment of goodwill or the intangible assets may have occurred. For goodwill and certain of its intangible assets, including the Company's China routes, London-Heathrow slots, alliances and the United trade name and logo, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value and, in the case of goodwill, comparing the Company's fair value to its carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will likely remain suppressed through 2021. These assumptions are inherently uncertain as they relate to future events and circumstances. The Company performed intangible asset impairment reviews throughout the year.
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
As a result of the impairment assessments, the Company recorded impairment charges of $130 million during 2020 for its China routes which was primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets. The Company's China routes are subject to China slot usage rules and U.S. Department of Transportation frequency use requirements. For the summer and winter 2020 seasons, both governments issued relief from these rules. The Company, therefore, has been able to reduce its mainland China service without violating the governments' rules. The Company is advocating for a continuation of this relief through the summer 2021 season.
United assesses its long-lived assets whenever there are indicators that an impairment of the assets may have occurred. During 2020, in response to decreased demand caused by the COVID-19 pandemic, the Company temporarily grounded certain of its mainline fleet, some of which continue to be temporarily grounded. United performed forecasted cash flow analyses and determined that the carrying value of the tested fleets is recoverable from future cash flows expected to be generated by those fleets. To determine whether impairments exist for active and temporarily parked mainline aircraft, we group assets at the fleet-type level. In the fourth quarter of 2020, the Company permanently grounded 11 of its Boeing 757-200 aircraft. The Company's decision was influenced by the FAA's rescission of the order that grounded the Boeing 737MAX aircraft in March of 2019. As a result of the cash flow analysis for the 11 permanently-grounded aircraft, we recorded $94 million of impairments related to those aircraft and the related engines and spare parts.
During 2020, the Company recorded an impairment of $38 million of the right-of-use asset associated with the embedded aircraft lease in one of our CPAs. We measure cash flows at the contract level with our CPA partners. This impairment was primarily due to the impact to cash flows from the pandemic and the relatively short remaining term under the CPA.
During 2020, the Company also recorded $56 million of impairments related to various cancelled facility, aircraft induction and information technology capital projects. The decisions driving these impairments were the result of the COVID-19 pandemic's impact on our operations.
To the extent we make future decisions to permanently ground any of our fleet, or our estimates of future cash flows generated by our fleet change, we may be required to record impairment charges in future periods.
The aircraft and intangible asset impairments described above required Level 3 fair value inputs including the maintenance condition of the aircraft (for impaired aircraft) and future assumptions about profit margin and our weighted average cost of capital (for the China route intangible).
Nonoperating special termination benefits and settlement losses. During 2020, the Company recorded $687 million of settlement losses related to the Company's primary defined benefit pension plan covering certain U.S. non-pilot employees, and special termination benefits offered, under furlough and voluntary separation programs. See Note 7 of this report for additional information.
Nonoperating unrealized gains (losses) on investments, net. During 2020, the Company recorded losses of $170 million primarily for changes in the fair value of its investment in Azul. Also during 2020, the Company recorded losses of $24 million for the decrease in fair value of the AVH Derivative Assets.
Nonoperating credit loss on BRW Term Loan and related guarantee. During 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and related guarantee. AVH is currently in bankruptcy. See Notes 8 and 13 of this report for additional information.
2019
During 2019, the Company recorded a special non-cash impairment charge of $90 million associated with its Hong Kong routes. The Company determined the fair value of the Hong Kong routes using a variation of the income approach known as the excess earnings method, which discounts an asset's projected future net cash flows to determine the current fair value.
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

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2020
Operating revenue	$7,979	$1,475	$2,489	$3,412
Loss from operations	(972)	(1,637)	(1,615)	(2,135)
Net loss	(1,704)	(1,627)	(1,841)	(1,897)
Basic and diluted loss per share	(6.86)	(5.79)	(6.33)	(6.39)

2019
Operating revenue	$9,589	$11,402	$11,380	$10,888
Income from operations	495	1,472	1,473	861
Net income	292	1,052	1,024	641
Basic earnings per share	1.09	4.03	4.01	2.54
Diluted earnings per share	1.09	4.02	3.99	2.53

UAL's quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL's quarterly results were impacted by the following significant items (in millions):

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
CARES Act grant	$—	$(1,589)	$(1,494)	$(453)
Impairment of assets	50	80	51	137
Severance and benefit costs	—	63	350	162
(Gains) losses on sale of assets and other special charges	13	(3)	12	5
Total operating special charges (credit)	63	(1,449)	(1,081)	(149)
Nonoperating special termination benefits and settlement losses	—	231	415	41
Nonoperating unrealized (gains) losses on investments	319	(9)	(15)	(101)
Nonoperating credit loss on BRW Term Loan and related guarantee	697	—	—	—
Total nonoperating special charges and unrealized (gains) losses on investments	1,016	222	400	(60)
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments	1,079	(1,227)	(681)	(209)
Income tax expense (benefit), net of valuation allowance	(14)	241	148	29
Total operating and nonoperating special charges (credit) and unrealized (gains) losses on investments, net of income taxes	$1,065	$(986)	$(533)	$(180)

2019
Impairment of assets	$8	$61	$—	$102
Severance and benefit costs	6	6	2	2
(Gains) losses on sale of assets and other special charges	4	4	25	26
Total operating special charges	18	71	27	130
Nonoperating unrealized (gains) losses on investments	(17)	(34)	(21)	(81)
Total special charges and unrealized (gains) losses on investments	1	37	6	49
Income tax benefit related to special charges and unrealized (gains) losses on investments	—	(8)	(2)	(11)
Total special charges and unrealized (gains) losses on investments, net of income tax	$1	$29	$4	$38
See Note 14 of this report for additional information related to these items.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2020, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2020
During the three months ended December 31, 2020, there was no change in UAL's or United's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of United Airlines Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited United Airlines Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Chicago, Illinois
March 1, 2021

United Airlines Holdings, Inc. Management Report on Internal Control Over Financial Reporting
March 1, 2021
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting
March 1, 2021
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
Under the supervision and with the participation of management, including United's Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United's Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2020.
This annual report does not include an attestation report of United's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by United's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit United to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION.
2021 Executive Compensation Program
On February 25, 2021, the Compensation Committee (the "Committee") of the Board of Directors of United Airlines Holdings, Inc. (the "Company") approved the Company's 2021 executive compensation program ("2021 Program"). The 2021 Program is designed to be aligned with the Company's recovery efforts from the COVID-19 pandemic and the related impacts on the global economy and the travel industry in particular. As described further below, the recovery design of the 2021 Program includes short-term and long-term incentive awards. The 2021 Program maintains salary and compensation levels linked to short-term performance goals but significantly reduces the intended levels of long-term equity incentives granted to our executives in order to comply with the compensation limits of the CARES Act (as described below). As a result of this reduction in long-term equity incentives, the compensation component levels under the 2021 Program differ as compared to our traditional and intended compensation levels.
As previously disclosed, in April 2020, the Company entered into a Payroll Support Program Agreement (the "First PSP Agreement") with the United States Department of the Treasury (the "U.S. Treasury Department") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"); in September 2020, the Company entered into a loan agreement with the U.S. Treasury Department (the "Term Loan Facility") pursuant to the loan program established under the CARES Act; and, in January 2021, the Company and the U.S. Treasury Department entered into the Payroll Support Program Extension Agreement (together with the First PSP Agreement, the "PSP Agreement"). As a condition of the PSP Agreement and the Term Loan Facility, the Company is subject to restrictions on the amount of total compensation that it can provide to certain employees, including each of the Company's named executive officers. These compensation restrictions continue until the later of (i) October 1, 2022 and (ii) one year after full repayment of all loans under the Term Loan Facility, which has a maturity date of September 26, 2025 (such period is referred to herein as the "CARES Act restricted period").
The annual total target compensation levels for our executives are set with reference to market practices of a peer group of companies and the benchmarking results are balanced with additional factors, such as each executive's experience, knowledge, skills, roles, and contributions to the Company. The Committee also considers internal pay parity among our executives. As a result of the CARES Act limitations on executive compensation, the Company is prohibited from providing our executives the full value of the intended compensation levels during the CARES Act restricted period. The 2021 Program is designed to motivate and retain our executives while complying with the compensation limits under the CARES Act.
The compensation packages of our executives also were significantly reduced during 2020. As previously disclosed, Scott Kirby, our CEO, and Brett Hart, our President, each waived 100% of his 2020 base salary for portions of 2020 in recognition of the impact of the COVID-19 pandemic on the Company's business, and to lead by example. In addition, no payments were made under our 2020 Annual Incentive Program ("AIP"). The total salary amounts waived during 2020 were as follows (including reference to the percent of total annual salary that was waived for 2020): Mr. Kirby—$784,470 (82%) Mr. Hart—$545,737 (70%); and Mr. Gerald Laderman (our Executive Vice President and Chief Financial Officer)—$151,057 (21%). The target level of the 2020 AIP awards, for which no payments were made, were as follows: Mr. Kirby—$2,500,000; Mr. Hart—$1,356,250; and Mr. Laderman—$758,500.
Short-term Incentives. On February 25, 2021, the Committee authorized short-term performance-based restricted stock unit ("RSU") awards ("Recovery Performance RSUs") under the Company's 2017 Incentive Compensation Plan (the "2017 Plan") in lieu of the cash-based payment structure of the 2020 AIP. Under the Recovery Performance RSUs, the Committee established short-term performance goals based on financial and customer satisfaction metrics that are deemed critical to the Company's success as it emerges from the worst crisis in the history of the aviation industry. The equity design of the Recovery Performance RSUs places emphasis on Company stock price performance and is designed to further support alignment of interests between our executives and stockholders.
The Recovery Performance RSUs may be granted to officers and employees of United Airlines, Inc. ("United") or any subsidiary of United. Generally, a recipient of a Recovery Performance RSU award must remain continuously employed from the date of grant through the last day of the performance period in order to be eligible for vesting of the award. However, if the recipient's employment is terminated by reason of death or disability, then the award will vest on a pro-rated basis (based on the number of days worked during the performance period and assuming achievement of the target level).
Long-term Equity Incentives. The Committee sets the intended long-term equity compensation levels as an element of the annual total target compensation package based on the peer benchmarking results and other factors referenced above. However, in designing the 2021 Program, the Committee determined that it was appropriate to implement the required CARES Act compensation limits through reductions to the target grant level of the long-term equity awards. The 2021 reductions to the long-term equity awards to comply with the CARES Act limits are detailed in the table below.

Name	Intended LTI Equity Award Level	Actual LTI Equity Award Level (1)	Reduction For CARES Act Limit
J. Scott Kirby	$10,000,000	$6,230,000	$3,770,000
Brett J. Hart	$5,812,500	$1,256,000	$4,556,500
Gerald Laderman	$2,718,750	$1,665,000	$1,053,750
The entire 2021 LTI equity award for Mr. Hart and a portion of the 2021 LTI equity award ($1,574,000) for Mr. Kirby will not be granted until a later date in accordance with the requirements of the CARES Act, which counts and restricts total compensation on a rolling 12-month basis.
As noted above, in order to support continued alignment with the Company's stockholders, the short-term incentive component is being delivered entirely in equity. In addition, while the short-term component of the 2021 Program emphasizes performance goals deemed critical to the Company's emergence from the COVID-19 pandemic, the 2021 long-term incentive retains the time-vested equity component included in the Company's long-term incentive design in prior years. The time-vested equity component enhances stability of the long-term incentive by reducing volatility (as compared to performance-based awards), which is expected to enhance retention value, while assuring that a significant portion of compensation is directly linked to the Company's stock price performance.
Vesting of the time-vested RSUs is subject to the employee's continued employment with the Company or its subsidiaries from the date of grant through each vesting date (except as otherwise provided by the Committee or as provided in the 2017 Plan). The time-vested awards under the 2021 Program generally vest in six-month increments over a two-year period (on August 31st and February 28th). The Committee established this vesting schedule in consideration of the significant reduction in the long-term equity incentives under the 2021 Program as compared to the intended levels under the Company's traditional total compensation design. In addition, this vesting schedule is balanced by the extended vesting period of the long-term contingent cash awards (described below), which include a vesting condition that may extend for more than five years.
Consistent with our prior long-term incentive design, if the employee remains continuously employed by the Company or an affiliate from the date of grant until the date upon which a qualifying event (which is generally a termination of employment within two years following a change of control of the Company under circumstances entitling the employee to a cash severance payment) occurs, then on the date of such qualifying event the employee's rights with respect to all RSUs that are not then vested will become vested and all restrictions on such RSUs will lapse. Further, if the employee's employment is terminated by reason of death or disability, then all RSUs that are not then vested will fully vest.
Long-term Contingent Cash Awards. On February 25, 2021, the Committee also approved long-term contingent cash awards (the "Long-Term Cash Awards") in recognition of the Company's need to reward and retain its management team as it continues to navigate the Company's responses to the COVID-19 pandemic. The Committee approved Long-Term Cash Awards to Messrs. Kirby, Hart, and Laderman with a contingent payment opportunity equal to three times the executive's base salary level at the time of grant. Under the terms of the Long-Term Cash Awards, payment of the award is contingent upon the recipient's continued employment with the Company through the later of (i) three years from the date of award or (ii) the expiration of the CARES Act restricted period. If the recipient's employment is terminated by reason of death or disability, then the Long-Term Cash Award is payable in full to the recipient or his or her estate.
In making the determination to grant the Long-Term Cash Awards, the Committee considered concerns related to the need to retain and reward our management team throughout the current crisis, considerations related to compensation benchmarking and internal and external pay parity, and management's voluntary waivers of significant salary amounts in 2020. The Long-Term Cash Awards are intended to enhance our ability to retain our management team during this time of unprecedented challenges for the Company and the airline industry as a whole, particularly as our management team has marketable skills that are highly valued and transferable to other companies, including companies in industries that have not been as adversely impacted by COVID-19.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2021 Annual Meeting of Stockholders under the captions "Election of Directors" and "Corporate Governance." Information regarding the executive officers of UAL is presented in Part I, Item 1 of this report. There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by UAL's Board of Directors each year and hold office until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, resignation or removal.

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

ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2021 Annual Meeting of Stockholders under the captions "Executive Compensation," "2020 Director Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2021 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Securities."
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2021 Annual Meeting of Stockholders under the captions "Corporate Governance—Certain Relationships and Related Transactions," "Corporate Governance—Committees of the Board" and "Corporate Governance—Director Independence."
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
Any requests for audit, audit related, tax and other services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific preapproval between meetings, as necessary, has been delegated to the Chair of the Audit Committee. The Chair must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2020 and 2019 non-audit services provided by Ernst & Young LLP, the Company's independent registered public accounting firm, are compatible with maintaining auditor independence.
All of the services in 2020 and 2019 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.
The aggregate fees billed for professional services rendered by the Company's independent auditors in 2020 and 2019 are as follows (in thousands):

Service	2020	2019
Audit Fees	$6,000	$4,323
Audit Related Fees	302	403
Tax fees	170	174
Total Fees	$6,472	$4,900
Note: UAL and United amounts are the same.
Audit Fees. For 2020 and 2019, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Airlines Holdings, Inc. and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
Audit Related Fees. For 2020, fees for audit-related services primarily consisted of audits and/or agreed upon audit procedures related to prior years' audits of subsidiaries of the Company.
For 2019, fees for audit-related services primarily consisted of accounting consultations for proposed or future transactions and identifying and testing changes in the internal control environment prior to the implementation of the new revenue accounting system, which went into effect during the third quarter of 2019.
Tax Fees. Tax fees for 2020 and 2019 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters and review of U.S. and international tax impacts of certain transactions, exclusive of tax services rendered in connection with the audit.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018.

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

3.2	UAL	Amended and Restated Bylaws of United Airlines Holdings, Inc. (filed as Exhibit 3.2 to UAL's Form 8-K filed June 27, 2019, Commission file number 1-6033, and incorporated herein by reference)

3.3	UAL
Certificate of Designation of the Series A Junior Participating Serial Preferred Stock of the Company, dated December 4, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 7, 2020)

3.4	United
Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

3.5	United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL's Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

4.1	UAL United
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

4.3	UAL United	Form of 5.000% Senior Notes due 2024 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.4	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.5	UAL United
Fourth Supplemental Indenture, dated as of September 29, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 4.250% Senior Notes due 2022 (filed as Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.6	UAL United	Form of 4.250% Senior Notes due 2022 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.70	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

4.8	UAL United
Fifth Supplemental Indenture, dated as of May 9, 2019, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019, Commission file number 1-6033, and incorporated herein by reference)

4.9	UAL United	Form of 4.875% Senior Notes due 2025 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019, Commission file number 1-6033, and incorporated herein by reference)

4.10	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019, Commission file number 1-6033, and incorporated herein by reference)

4.11	UAL United	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.12	UAL United
Promissory Note, dated as of April 20, 2020, among UAL, United, as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed April 23, 2020, and incorporated herein by reference)

4.13	UAL
Warrant Agreement (including Form of Warrant), dated as of April 20, 2020, between UAL and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed April 23, 2020, and incorporated herein by reference)

4.14	UAL United
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

4.15	UAL United
Warrant Agreement, dated as of September 28, 2020, between UAL and The United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

4.16	UAL	Form of Warrant (filed as Exhibit 4.2 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

4.17	UAL
Tax Benefits Preservation Plan, dated as of December 4, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 7, 2020)

4.18	UAL	Amendment No. 1 to Tax Benefits Preservation Plan

Material Contracts

†10.1	UAL
Agreement, dated April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL's Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

†10.2	UAL
United Airlines Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2019) (filed as Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 2019 Commission file number 1-6033, and incorporated herein by reference)

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
Description of Benefits for Officers of United Airlines Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.11 to UAL's Form 10-K for the year ended December 31, 2019 Commission file number 1-6033, and incorporated herein by reference)

†10.11	UAL
United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL's Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.12	UAL
United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Annex A to UAL Corporation's 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.13	UAL
First Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL's Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

†10.14	UAL
Second Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

†10.15	UAL
Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

†10.16	UAL
United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2016) (filed as Exhibit 10.28 to UAL's Form 10-K for the year ended December 31, 2018 Commission file number 1-6033, and incorporated herein by reference)

†10.17	UAL
United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL's Form 8-K filed June 20, 2014, Commission file number 1-6033, and incorporated herein by reference)

†10.18	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed on May 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.19	UAL
United Continental Holdings, Inc. Annual Incentive Program (cash settled form of award) (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.63 to UAL's Form 10-K for the year ended December 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.20	UAL
Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.64 to UAL's Form 10-K for the year ended December 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.21	UAL
Form of Performance-Based RSU Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based RSU Program (for performance periods beginning on or after January 1, 2020) (filed as Exhibit 10.35 to UAL's Form 10-K for the year ended December 31, 2019 Commission file number 1-6033, and incorporated herein by reference)

†10.22	UAL	Form of Performance-Based RSU Award Notice (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan)

†10.23	UAL	Form of Long-term Contingent Cash Award Notice

†10.24	UAL
Description of Compensation and Benefits for United Airlines Holdings, Inc. Non-Employee Directors (filed as Exhibit 10.36 to UAL's Form 10-K for the year ended December 31, 2019 Commission file number 1-6033, and incorporated herein by reference)

†10.25	UAL
United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective February 20, 2014, filed as Annex A to UAL's Definitive Proxy Statement filed April 25, 2014, Commission file number 1-6033, and incorporated herein by reference)

†10.26	UAL
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

†10.28	UAL
Letter Agreement dated March 10, 2020 among Oscar Munoz, UAL and United related to salary waiver (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2020, Commission file number 1-6033, and incorporated herein by reference)

†10.29	UAL
Letter Agreement dated March 10, 2020 among J. Scott Kirby, UAL and United related to salary waiver (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended March 31, 2020, Commission file number 1-6033, and incorporated herein by reference)

†10.30	UAL
Letter Agreement dated April 29, 2020 among J. Scott Kirby, UAL and United related to salary waiver (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2020, Commission file number 1-6033, and incorporated herein by reference)

†10.31	UAL
Letter Agreement dated May 21, 2020 among Brett J. Hart, UAL and United related to salary waiver (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2020, Commission file number 1-6033, and incorporated herein by reference)

^10.32	UAL United
Amended and Restated A350-900 Purchase Agreement, dated September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

^10.33	UAL United
Amendment No. 1, dated as of July 18, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2019, Commission file number 1-6033, and incorporated herein by reference)

^10.34	UAL United
Amendment No. 2, dated as of December 3, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2019 Commission file number 1-6033, and incorporated herein by reference)

^10.35	UAL United
Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental's Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

^10.36	UAL United
Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

^10.37	UAL United
Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

^10.38	UAL United
Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

^10.39	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 03776, dated January 14, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.40	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 03776, dated May 26, 2015 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.41	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 03776, dated June 12, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.42	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.43	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.44	UAL United
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

^10.46	UAL United
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
Supplemental Agreement No. 13 to Purchase Agreement No. 03776, dated as of March 20, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended March 31, 2020, Commission file number 1-6033, and incorporated herein by reference)

^10.51	UAL United
Supplemental Agreement No. 14 to Purchase Agreement No. 03776, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2020, Commission file number 1-6033, and incorporated herein by reference)

^10.52	UAL United
Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

^10.53	UAL United
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

^10.58	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015 (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-6033, and incorporated herein by reference)

^10.59	UAL United
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

^10.61	UAL United
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

^10.63	UAL United
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

10.67	UAL United
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

10.68	UAL United
First Amendment, dated as of November 15, 2017, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.219 to UAL's Form 10-K for the year ended December 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

10.69	UAL United
Second Amendment, dated as of May 16, 2018, to Amended and Restated Credit Guaranty Agreement filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2018, Commission file number 1-6033, and incorporated herein by reference)

10.70	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020, and incorporated herein by reference)

*10.71	UAL United
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

10.72	UAL United
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

*10.73	UAL United
Restatement Agreement, dated as of November 6, 2020, to that certain Loan and Guarantee Agreement, dated as of September 28, 2020, among United Airlines, Inc., United Airlines Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, as initial lender, and the Bank of New York Mellon, as administrative agent and collateral agent (and including the Loan and Guarantee Agreement dated as of September 28, 2020, and as amended and restated as of November 6, 2020, among United Airlines, Inc., as Borrower, the guarantors party thereto from time to time, The United States Department of the Treasury and The Bank of New York Mellon, as administrative agent)

10.74	UAL United
Second Amendment to Loan and Guarantee Agreement, dated as of December 8, 2020, to the Loan and Guarantee Agreement, among United Airlines, Inc., United Airlines Holdings, Inc., the guarantors party thereto, the United State Department of the Treasury, as initial lender and a lender, and The Bank of New York Treasury, as administrative agent

List of Subsidiaries

21	UAL United	List of United Airlines Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United	The following financial statements from the combined Annual Report of UAL and United on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity (Deficit) and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

UNITED AIRLINES HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Gerald Laderman
Gerald Laderman
Executive Vice President and Chief Financial Officer

Date:	March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Carolyn Corvi	Director
Carolyn Corvi

/s/ Barney Harford	Director
Barney Harford

/s/ Michele J. Hooper	Director
Michele J. Hooper

/s/ Todd M. Insler	Director
Todd M. Insler

/s/ Walter Isaacson	Director
Walter Isaacson

/s/ James A.C. Kennedy	Director
James A.C. Kennedy

/s/ Oscar Munoz	Director
Oscar Munoz

/s/ Sito Pantoja	Director
Sito Pantoja

/s/ Edward M. Philip	Director
Edward M. Philip

/s/ Edward L. Shapiro	Director
Edward L. Shapiro

/s/ David J. Vitale	Director
David J. Vitale

/s/ James M. Whitehurst	Director
James M. Whitehurst

Date:	March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer, Director
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Brett J. Hart	Director
Brett J. Hart

Date:	March 1, 2021

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
Allowance for credit losses - receivables:
2020	$9	$70	$16	$15	$78
2019	8	17	16	—	9
2018	7	17	16	—	8
Obsolescence allowance—spare parts:
2020	$425	$88	$35	$—	$478
2019	412	76	63	—	425
2018	354	73	15	—	412
Allowance for credit losses - notes receivable:
2020	$—	$518	$—	$4	$522
Valuation allowance for deferred tax assets:
2020	$58	$197	$8	$—	$247
2019	59	—	1	—	58
2018	63	2	6	—	59