Form 10-Q
period 2021-03-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2021-04-22
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number					State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Airlines Holdings, Inc.					Delaware	36-2675207
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

001-10323	United Airlines, Inc.					Delaware	74-2099724
	233 South Wacker Drive,		Chicago,	Illinois	60606
	(872)	825-4000

Securities registered pursuant to Section 12(b) of the Act
Registrant	Title of Each Class		Trading Symbol	Name of Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock,	$0.01 par value	UAL	The Nasdaq Stock Market LLC
United Airlines Holdings, Inc.	Preferred Stock Purchase Rights		None	The Nasdaq Stock Market LLC
United Airlines, Inc.	None		None	None
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 20, 2021 is shown below:

United Airlines Holdings, Inc.	323,578,254	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating revenue:
Passenger revenue	$2,316	$7,065
Cargo	497	264
Other operating revenue	408	650
Total operating revenue	3,221	7,979

Operating expense:
Salaries and related costs	2,224	2,955
Aircraft fuel	851	1,726
Depreciation and amortization	623	615
Landing fees and other rent	519	623
Regional capacity purchase	479	737
Aircraft maintenance materials and outside repairs	269	434
Distribution expenses	85	295
Aircraft rent	55	50
Special charges (credits)	(1,377)	63
Other operating expenses	874	1,453
Total operating expense	4,602	8,951
Operating loss	(1,381)	(972)

Nonoperating income (expense):
Interest expense	(353)	(171)
Interest capitalized	17	21
Interest income	7	26
Unrealized losses on investments, net	(22)	(319)
Miscellaneous, net	(19)	(699)
Total nonoperating expense, net	(370)	(1,142)
Loss before income tax benefit	(1,751)	(2,114)
Income tax benefit	(394)	(410)
Net loss	$(1,357)	$(1,704)
Loss per share, basic and diluted	$(4.29)	$(6.86)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,357)	$(1,704)

Other comprehensive income (loss), net of tax:
Employee benefit plans	14	(41)
Investments and other	(1)	(12)
Total other comprehensive income (loss), net of tax	13	(53)

Total comprehensive loss, net	$(1,344)	$(1,757)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,666	$11,269
Short-term investments	309	414
Restricted cash	254	255
Receivables, less allowance for credit losses (2021 — $74; 2020 — $78)	1,389	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021 — $502; 2020 — $478)	918	932
Prepaid expenses and other	483	635
Total current assets	16,019	14,800
Operating property and equipment:
Flight equipment	38,851	38,218
Other property and equipment	8,581	8,511
Purchase deposits for flight equipment	1,439	1,166
Total operating property and equipment	48,871	47,895
Less — Accumulated depreciation and amortization	(16,956)	(16,429)
Total operating property and equipment, net	31,915	31,466

Operating lease right-of-use assets	4,516	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021 — $1,507; 2020 — $1,495)	2,840	2,838
Restricted cash	218	218
Deferred income taxes	520	131
Investments in affiliates and other, less allowance for credit losses (2021 — $526; 2020 — $522)	1,107	1,031
Total other assets	9,212	8,745
Total assets	$61,662	$59,548
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,838	$1,595
Accrued salaries and benefits	2,267	1,960
Advance ticket sales	5,502	4,833
Frequent flyer deferred revenue	1,251	908
Current maturities of long-term debt	1,783	1,911
Current maturities of operating leases	623	612
Current maturities of finance leases	179	182
Other	724	724
Total current liabilities	14,167	12,725

Long-term debt	25,849	24,836
Long-term obligations under operating leases	4,985	4,986
Long-term obligations under finance leases	240	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,858	5,067
Pension liability	2,478	2,460
Postretirement benefit liability	1,013	994
Other financial liabilities from sale-leasebacks	1,568	1,140
Other	1,298	1,156
Total other liabilities and deferred credits	11,215	10,817
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 323,577,438 and 311,845,232 shares at March 31, 2021 and December 31, 2020, respectively	4	4
Additional capital invested	8,923	8,366
Stock held in treasury, at cost	(3,834)	(3,897)
Retained earnings	1,239	2,626
Accumulated other comprehensive loss	(1,126)	(1,139)
Total stockholders' equity	5,206	5,960
Total liabilities and stockholders' equity	$61,662	$59,548

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net cash provided by operating activities	$447	$63

Cash Flows from Investing Activities:
Capital expenditures	(444)	(1,959)
Purchases of short-term and other investments	—	(541)
Proceeds from sale of short-term and other investments	105	927
Other, net	10	1
Net cash used in investing activities	(329)	(1,572)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	1,336	2,813
Proceeds from equity issuance	532	—
Payments of long-term debt, finance leases and other financing liabilities	(569)	(253)
Repurchases of common stock	—	(353)
Other, net	(21)	(18)
Net cash provided by financing activities	1,278	2,189
Net increase in cash, cash equivalents and restricted cash	1,396	680
Cash, cash equivalents and restricted cash at beginning of the period	11,742	2,868
Cash, cash equivalents and restricted cash at end of the period (a)	$13,138	$3,548

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$509	$128
Lease modifications and lease conversions	22	439
Right-of-use assets acquired through operating leases	180	30
Warrants received for entering into agreements with Archer Aviation Inc ("Archer")	81	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$12,666	$3,442
Restricted cash — Current	254	—
Restricted cash — Non-Current	218	106
Total cash, cash equivalents and restricted cash	$13,138	$3,548

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960
Net loss	—	—	—	—	(1,357)	—	(1,357)
Other comprehensive income	—	—	—	—	—	13	13
Stock settled share-based compensation	—	—	32	—	—	—	32
Issuance of common stock	11.0	—	532	—	—	—	532
Warrants issued	—	—	47	—	—	—	47
Net treasury stock issued for share-based awards	0.8	—	(54)	63	(30)	—	(21)
Balance at March 31, 2021	323.6	$4	$8,923	$(3,834)	$1,239	$(1,126)	$5,206

Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531
Net loss	—	—	—	—	(1,704)	—	(1,704)
Other comprehensive loss	—	—	—	—	—	(53)	(53)
Stock settled share-based compensation	—	—	22	—	—	—	22
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Net treasury stock issued for share-based awards	0.5	—	(55)	40	(4)	—	(19)
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at March 31, 2020	247.3	$3	$6,096	$(3,901)	$7,991	$(771)	$9,418

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2021	2020
Operating revenue:
Passenger revenue	$2,316	$7,065
Cargo	497	264
Other operating revenue	408	650
Total operating revenue	3,221	7,979

Operating expense:
Salaries and related costs	2,224	2,955
Aircraft fuel	851	1,726
Depreciation and amortization	623	615
Landing fees and other rent	519	623
Regional capacity purchase	479	737
Aircraft maintenance materials and outside repairs	269	434
Distribution expenses	85	295
Aircraft rent	55	50
Special charges (credits)	(1,377)	63
Other operating expenses	874	1,453
Total operating expense	4,602	8,951
Operating loss	(1,381)	(972)

Nonoperating income (expense):
Interest expense	(353)	(171)
Interest capitalized	17	21
Interest income	7	26
Unrealized losses on investments, net	(22)	(319)
Miscellaneous, net	(19)	(698)
Total nonoperating expense, net	(370)	(1,141)
Loss before income tax benefit	(1,751)	(2,113)
Income tax benefit	(394)	(409)
Net loss	$(1,357)	$(1,704)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,357)	$(1,704)

Other comprehensive income (loss), net of tax:
Employee benefit plans	14	(41)
Investments and other	(1)	(12)
Total other comprehensive income (loss), net of tax	13	(53)

Total comprehensive loss, net	$(1,344)	$(1,757)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,666	$11,269
Short-term investments	309	414
Restricted cash	254	255
Receivables, less allowance for credit losses (2021 — $74; 2020 — $78)	1,389	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021 — $502; 2020 — $478)	918	932
Prepaid expenses and other	483	635
Total current assets	16,019	14,800
Operating property and equipment:
Flight equipment	38,851	38,218
Other property and equipment	8,581	8,511
Purchase deposits for flight equipment	1,439	1,166
Total operating property and equipment	48,871	47,895
Less — Accumulated depreciation and amortization	(16,956)	(16,429)
Total operating property and equipment, net	31,915	31,466

Operating lease right-of-use assets	4,516	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021 — $1,507; 2020 — $1,495)	2,840	2,838
Restricted cash	218	218
Deferred income taxes	492	103
Investments in affiliates and other, less allowance for credit losses (2021 — $526; 2020 — $522)	1,107	1,031
Total other assets	9,184	8,717
Total assets	$61,634	$59,520

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$1,838	$1,595
Accrued salaries and benefits	2,267	1,960
Advance ticket sales	5,502	4,833
Frequent flyer deferred revenue	1,251	908
Current maturities of long-term debt	1,783	1,911
Current maturities of operating leases	623	612
Current maturities of finance leases	179	182
Other	727	728
Total current liabilities	14,170	12,729

Long-term debt	25,849	24,836
Long-term obligations under operating leases	4,985	4,986
Long-term obligations under finance leases	240	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,858	5,067
Pension liability	2,478	2,460
Postretirement benefit liability	1,013	994
Other financial liabilities from sale-leasebacks	1,568	1,140
Other	1,298	1,156
Total other liabilities and deferred credits	11,215	10,817
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2021 and December 31, 2020	—	—
Additional capital invested	117	85
Retained earnings	3,582	4,939
Accumulated other comprehensive loss	(1,126)	(1,139)
Payable to parent	2,602	2,043
Total stockholder's equity	5,175	5,928
Total liabilities and stockholder's equity	$61,634	$59,520

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net cash provided by operating activities	$426	$45

Cash Flows from Investing Activities:
Capital expenditures	(444)	(1,959)
Purchases of short-term investments and other investments	—	(541)
Proceeds from sale of short-term and other investments	105	927
Other, net	10	1
Net cash used in investing activities	(329)	(1,572)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	1,336	2,813
Proceeds from issuance of parent company stock	532	—
Payments of long-term debt, finance leases and other financing liabilities	(569)	(253)
Dividend to UAL	—	(353)
Net cash provided by financing activities	1,299	2,207
Net increase in cash, cash equivalents and restricted cash	1,396	680
Cash, cash equivalents and restricted cash at beginning of the period	11,742	2,862
Cash, cash equivalents and restricted cash at end of the period (a)	$13,138	$3,542

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$509	$128
Lease modifications and lease conversions	22	439
Right-of-use assets acquired through operating leases	180	30
Warrants received for entering into agreements with Archer	81	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$12,666	$3,436
Restricted cash — Current	254	—
Restricted cash — Non-Current	218	106
Total cash, cash equivalents and restricted cash	$13,138	$3,542

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928
Net loss	—	(1,357)	—	—	(1,357)
Other comprehensive income	—	—	13	—	13
Stock-settled share-based compensation	32	—	—	—	32
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	27	27
Balance at March 31, 2021	$117	$3,582	$(1,126)	$2,602	$5,175

Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492
Net loss	—	(1,704)	—	—	(1,704)
Other comprehensive loss	—	—	(53)	—	(53)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock-settled share-based compensation	22	—	—	—	22
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Other	—	—	—	(18)	(18)
Balance at March 31, 2020	$10	$10,302	$(771)	$(161)	$9,380

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC. AND UNITED AIRLINES, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company, and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). This Quarterly Report on Form 10-Q is a combined report of UAL and United, including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand, and were better than its first and fourth quarter financial results; however, see Part I, Item 2 of this report for additional discussion regarding trends associated with the matters discussed in the "Impact of the COVID-19 Pandemic" section below.
Impact of the COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. The Company cut, relative to first quarter 2019 capacity, approximately 54% of its scheduled capacity for the first quarter of 2021. However, since March 2021, the Company has seen increasing demand for travel both domestically and in countries where entry is permitted. The Company expects its second quarter scheduled capacity to be down approximately 45% versus the second quarter of 2019. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus which may be resistant to currently approved vaccines and the continuation of existing or implementing of new government travel restrictions.
The Company entered into a number of transactions to improve its liquidity. In the first quarter of 2021, the Company has:
•issued or entered into approximately $1.4 billion in new enhanced equipment trust certificate ("EETC") and government loans; and
•raised approximately $0.5 billion in net cash proceeds from the issuance and sale of UAL common stock.
Furthermore, on January 15, 2021, United entered into a Payroll Support Program Extension Agreement (the "PSP2 Agreement") with the U.S. Treasury Department ("Treasury") providing the Company with total funding of approximately $2.6 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the "PSP Extension Law"). These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees. Approximately $1.9 billion was provided as a direct grant and $753 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note"). The Company expects to receive an additional amount of approximately $391 million under the PSP2 Agreement, of which $117 million is expected to be in the form of an unsecured loan. See Note 2 of this report for additional information on the warrants issued in connection with the PSP2 Note and Note 8 of this report for a discussion of the PSP2 Note. As a result of the PSP2 Agreement, the Company offered an opportunity to return to active employment to employees who were impacted by involuntary furloughs.

The American Rescue Plan Act of 2021 ("PSP3") was enacted on March 11, 2021, authorizing Treasury to provide additional assistance to a passenger air carrier or contractor that (1) received financial assistance under the PSP Extension Law; (2) provided air transportation as of March 31, 2021 and (3) has not conducted involuntary terminations or furloughs or reduced pay rates or benefits between March 31, 2021 and the date on which the air carrier makes certain certifications that will be included in its PSP3 agreement with Treasury. The Company expects to enter into a PSP3 agreement with Treasury and expects to receive assistance of approximately $2.8 billion, of which approximately $0.8 billion is expected to be in the form of an unsecured loan. The Company also expects to issue, to Treasury, warrants to purchase up to approximately 1.5 million shares of UAL common stock at a strike price of $53.92.
During the first quarter of 2021, the Company offered Voluntary Separation Leave ("VSL") programs to certain U.S. based front-line employees. The Company offered, based on employee group, age and completed years of service, pay continuation, health care coverage and travel benefits. Approximately 4,500 employees elected to voluntarily separate from the Company. See Note 5 and Note 9 of this report for additional information on charges related to these programs.
On April 21, 2021, United issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 (the "2026 Notes") and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes," and each a "series" of Notes). Concurrently with the closing of the offering of the Notes, United also entered into a new Term Loan Credit and Guaranty Agreement (the "New Term Loan Facility") initially providing term loans (the "New Term Loans") up to an aggregate amount of $5.0 billion and a new Revolving Credit and Guaranty Agreement (the "New Revolving Credit Facility" and, together with the New Term Loan Facility, the "New Loan Facilities") initially providing revolving loan commitments of up to $1.75 billion. United borrowed the full amount of the New Term Loans on April 21, 2021. United used the net proceeds from the offering of the Notes and borrowings under the New Term Loan Facility (i) to repay in full the $1.4 billion aggregate principal amount outstanding under the term loan facility (the "2017 Term Loan Facility") included in the Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the "Existing Credit Agreement"), the $1.0 billion aggregate principal amount outstanding under the revolving credit facility (the "2017 Revolving Credit Facility") included in the Existing Credit Agreement and the $520 million aggregate principal amount outstanding under the Loan and Guarantee Agreement, dated as of September 28, 2020, among United, UAL, Treasury and the Bank of New York Mellon, as administrative agent, as amended (the "CARES Act Loan” and, together with the 2017 Term Loan Facility and the 2017 Revolving Credit Facility, the "Facilities") entered into pursuant to the loan program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), (ii) to pay fees and expenses relating to the offering of the Notes and (iii) for United's general corporate purposes. As a result of such repayments, the Facilities were terminated on April 21, 2021 and no further borrowings may be made thereunder. See Note 8 of this report for additional information on the Notes and the New Loan Facilities.
NOTE 1 - REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended March 31,
	2021	2020
Domestic (U.S. and Canada)	$2,111	$5,078
Atlantic	410	1,215
Pacific	308	806
Latin America	392	880
Total	$3,221	$7,979
Advance Ticket Sales. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In February 2021, the Company extended the expiration dates for all tickets issued between May 1, 2019 and March 31, 2021 to March 31, 2022. As of March 31, 2021, the Company's Advance ticket sales liability included $2.8 billion related to these ETCs and FFCs. The Company records breakage revenue on the travel date for its estimate of tickets that will expire unused. To determine breakage, the Company uses its historical experience with refundable and nonrefundable expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Given the uncertainty of travel demand caused by COVID-19, a significant portion of the ETCs and FFCs may expire unused in future periods and get recognized as breakage. The Company will update its breakage estimates as future information is received.

The Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advance ticket sales liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months. Also, the Company is unable to estimate the amount of the March 31, 2021 Advance ticket sales that will be recognized in revenue in 2021 compared to amounts refunded to customers or exchanged into ETCs.
In the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.7 billion and $2.6 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenities fees and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $308 million and $705 million of ancillary fees within passenger revenue in the three months ended March 31, 2021 and 2020, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2021	2020
Total Frequent flyer deferred revenue - beginning balance	$5,975	$5,276
Total miles awarded	272	559
Travel miles redeemed (Passenger revenue)	(123)	(322)
Non-travel miles redeemed (Other operating revenue)	(15)	(25)
Total Frequent flyer deferred revenue - ending balance	$6,109	$5,488
In the three months ended March 31, 2021 and 2020, the Company recognized, in Other operating revenue, $362 million and $530 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months. Given the uncertainty in travel demand caused by COVID-19, we currently estimate a large percentage of award redemptions will occur beyond 12 months; however, this estimate may change as travel demand and award redemptions become clearer in future periods.
NOTE 2 - LOSS PER SHARE
The computations of UAL's basic and diluted loss per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Loss available to common stockholders	$(1,357)	$(1,704)

Weighted-average shares outstanding, basic and diluted	316.6	248.5
Loss per share, basic and diluted	$(4.29)	$(6.86)

During the first quarter of 2021, UAL entered into a warrant agreement with Treasury pursuant to which UAL issued to Treasury warrants to purchase up to approximately 1.7 million shares of UAL common stock (the "PSP2 Warrants"). The PSP2 Warrants have a strike price of $43.26 per share. The PSP2 Warrants will expire five years after issuance, and are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. The relative fair value of the PSP2 Warrants was calculated using a Black-Scholes options pricing model, and approximately $47 million was recorded within stockholders' equity with an offset to the CARES Act grant credit. The PSP2 Warrants contain customary anti-dilution provisions, registration rights and are freely transferable. Pursuant to the terms of the PSP2 Warrants, PSP2 Warrant holders do not have any voting rights. As of March 31, 2021, the Company had the following warrants outstanding:

Warrant Description	Number of Shares of UAL Common Stock (in millions)	Exercise Price	Expiration Dates
PSP1 Warrants (a)	4.8	$31.50	4/20/2025	—	9/30/2025
CARES Act Loan Warrants (b)	1.7	31.50	9/28/2025
PSP2 Warrants	1.7	43.26	1/15/2026	—	3/8/2026
Total	8.2

(a)	Warrants issued in connection with the $1.5 billion 10-year senior unsecured promissory note with Treasury provided under the Payroll Support Program of the CARES Act ("PSP1").
(b)	Warrants issued in connection with the CARES Act Loan.
On June 15, 2020, UAL entered into an equity distribution agreement with Citigroup Global Markets Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC, relating to the issuance and sale from time to time by UAL (the "2020 ATM Offering"), of up to 28 million shares of UAL's common stock, par value $0.01 per share. In the first quarter of 2021, the Company sold approximately 7 million shares at an average price of $42.98 per share, with net proceeds to the Company of approximately $282 million. With these sales, the Company sold all of the shares authorized under the 2020 ATM Offering.
On March 3, 2021, the Company entered into an equity distribution agreement (the "Distribution Agreement") with Morgan Stanley & Co. LLC, AmeriVet Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Loop Capital Markets LLC and Wells Fargo Securities, LLC (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "2021 ATM Offering"), through the Managers, of up to 37 million shares of UAL's common stock, par value $0.01 per share (the "2021 ATM Shares"). Sales of the 2021 ATM Shares, if any, under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the Distribution Agreement, UAL may also sell the 2021 ATM Shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells the 2021 ATM Shares to a Manager as principal, UAL will enter into a separate terms agreement with such Manager. During the quarter ended March 31, 2021, approximately 4 million shares were sold in the 2021 ATM Offering at an average price of $57.50 per share, with net proceeds to the Company totaling approximately $250 million.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total
Balance at December 31, 2020	$(1,102)		$2	$(39)	$(1,139)
Changes in value	13		(1)	(3)	9
Amounts reclassified to earnings	5	(a)	—	(1)	4
Balance at March 31, 2021	$(1,084)		$1	$(43)	$(1,126)

Balance at December 31, 2019	$(560)		$2	$(160)	$(718)
Changes in value	(49)		(16)	15	(50)
Amounts reclassified to earnings	(4)	(a)	—	1	(3)
Balance at March 31, 2020	$(613)		$(14)	$(144)	$(771)
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).
NOTE 4 - INCOME TAXES
The Company's effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was 22.5% and 19.4%, respectively. The provision for income taxes is based on the estimated annual effective tax rate which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The first quarter 2020 rate was impacted by a $66 million valuation allowance related to unrealized capital losses. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. The Company's management assesses available positive and negative evidence regarding the Company's ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. On the basis of this evaluation, we continue to maintain a valuation allowance of $242 million as of March 31, 2021 which is primarily attributable to deferred tax assets on unrealized capital losses and certain state net operating losses and state credits.
NOTE 5 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2021	2020	2021	2020
Service cost	$60	$54	$2	$2	Salaries and related costs
Interest cost	46	56	6	7	Miscellaneous, net
Expected return on plan assets	(71)	(91)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	43	35	(7)	(11)	Miscellaneous, net
Amortization of prior service credit	—	—	(31)	(31)	Miscellaneous, net
Special termination benefits	—	—	46	—	Miscellaneous, net
Other	—	3	—	—	Miscellaneous, net
Total	$78	$57	$16	$(33)
As part of a first quarter VSL program, the Company offered special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies are in the form of a one-time contribution into the employee's Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees. As a result, the Company recorded $46 million for those additional benefits in the first quarter of 2021.
Share-Based Compensation. In the three months ended March 31, 2021, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan. These share-based compensation awards included 2.8 million restricted stock units ("RSUs"), consisting of 1.2 million time-vested RSUs and 1.6 million short-term performance-based RSUs. The time-vested RSUs vest equally in 25% increments every 6 months over a two-year period from the date of grant (on August 31st and February 28th). The short-term performance-based RSUs vest upon the achievement of established goals based on financial and customer satisfaction metrics for the performance period January 1, 2021 to December 31, 2021. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense	$34	$18

	March 31, 2021	December 31, 2020
Unrecognized share-based compensation	$203	$88

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$12,666	$12,666	$—	$—	$11,269	$11,269	$—	$—
Restricted cash - current	254	254	—	—	255	255	—	—
Restricted cash - non-current	218	218	—	—	218	218	—	—
Short-term investments:
Corporate debt	252	—	252	—	330	—	330	—
Asset-backed securities	35	—	35	—	51	—	51	—
U.S. government and agency notes	22	—	22	—	33	—	33	—
Long-term investments:
Equity securities	182	182	—	—	205	205	—	—
Other assets	116	—	81	35	36	—	—	36
Restricted cash - current — Primarily includes $217 million of cash collateral for a standby letter of credit associated with guarantees related to the BRW Term Loan (as defined below). See Note 7 of this report for additional information on the BRW Term Loan and guarantees. The balance also includes amounts to be used for the payment of fees, principal and interest on senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United.
Restricted cash - non-current — Primarily includes collateral associated with the MileagePlus Financing, collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale. As of March 31, 2021, corporate debt securities have remaining maturities of less than two years, asset-backed securities have remaining maturities of less than one year to approximately nine years and U.S. government and agency notes have maturities of less than one year.
Equity securities — Equity securities represent United's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), consisting of approximately 8% of Azul's outstanding preferred shares (representing approximately 2% of the total capital stock of Azul). The Company recorded $23 million and $293 million in losses during the three months ended March 31, 2021 and 2020, respectively, for changes to the fair market value of its equity investment in Azul in Unrealized losses on investments, net in the Company's statements of consolidated operations. The carrying value of our investment in Azul was $182 million at March 31, 2021.
Other assets — The other assets represent warrants provided to United for the purchase of Class B membership units in Alclear Holdings, LLC and warrants for the purchase of shares from Archer.
Investments presented in the table above have the same fair value as their carrying value.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	March 31, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$27,632	$28,939	$—	$22,644	$6,295	$26,747	$27,441	$—	$21,985	$5,456

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
Short-term investments, Equity securities and Restricted cash (current and non-current)	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Other assets	Fair value is determined utilizing the Black-Scholes options pricing model or observable market prices.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Avianca Loan. Avianca Holdings S.A. ("AVH") and certain of its affiliates filed voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on May 10, 2020 (the "AVH Reorganization Proceedings"). As part of the AVH Reorganization Proceedings, the Company has a debtor-in-possession ("DIP") term loan ("DIP Loan") receivable under the terms of the DIP credit agreement. The DIP Loan is not convertible. It bears paid-in-kind interest at a rate of 14.5% per annum and has a scheduled maturity date in November 2021. The DIP Loan becomes immediately payable upon AVH's emergence from bankruptcy, in either cash or shares of AVH stock, at AVH's election. As of March 31, 2021, the DIP Loan had a balance of $164 million and was recorded in Receivables on the Company's consolidated balance sheet.
NOTE 7 - COMMITMENTS AND CONTINGENCIES
Commitments. As of March 31, 2021, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2021	2022	After 2022
Airbus A321XLR	50	—	—	50
Airbus A350	45	—	—	45
Boeing 737 MAX	180	13	40	127
Boeing 787	9	9	—	—
Embraer E175	4	4	—	—
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
United also has an agreement to purchase seven used Boeing 737-700 aircraft with expected delivery dates in 2021. In addition, United has an agreement to purchase 15 used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787-9 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Ten Boeing model aircraft were delivered in the first quarter of 2021 under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered in the last nine months of 2021. Upon delivery of aircraft in these sale and leaseback transactions in 2021, the Company accounted for six of these aircraft, which have a repurchase option at a price other than fair value, as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Other current liabilities and Other financial liabilities from sale-leasebacks (noncurrent) since they do not qualify for sale recognition. The remaining four aircraft that qualified for sale recognition were recorded as Operating lease right-of-use assets and Current/Long-term obligations under operating leases on the Company's consolidated balance sheet after recognition of related gains on such sale.

The table below summarizes United's commitments as of March 31, 2021, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last nine months of 2021	$4.0
2022	2.9
2023	2.8
2024	1.7
2025	2.1
After 2025	10.2
$23.7
Regional CPAs. The table below summarizes the Company's expected future payments through the end of the terms of our capacity purchase agreements ("CPAs"), excluding aircraft ownership costs and variable pass-through costs such as fuel and landing fees, among others. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. We have set forth below estimates based on our current assumptions of our anticipated level of flight activity or any contractual minimum utilization levels if applicable, whichever is higher. Based on these assumptions as of March 31, 2021, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

Last nine months of 2021	$1.6
2022	2.1
2023	1.9
2024	1.7
2025	1.4
After 2025	3.7
$12.4
Guarantees. As of March 31, 2021, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2038.
In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively. BRW Aviation Holding LLC and BRW are affiliates of Synergy Aerospace Corporation, and BRW is the majority shareholder of AVH. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"). In November 2018, in connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the NYSE, in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest, and (2) guaranteed BRW's obligation to pay Kingsland the difference if the market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable, is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. Due to AVH’s financial uncertainty and subsequent bankruptcy filing in 2019, the Company recorded the full amount of the guarantee as a liability. Additionally, the Company posted $217 million as cash collateral for a standby letter of credit in favor of Citibank, N.A. that serves as security for a loan from Citibank to Kingsland (recorded in Restricted cash – current on the Company's consolidated balance sheet). Any drawings under the letter of credit would offset the Company's maximum possible put and guarantee payment to Kingsland by an equal amount. The posting of this collateral, and any potential credit against the Company's put and guarantee payment, are entirely related to the original transactions entered in 2018 and do not represent any new or incremental investment.

As of March 31, 2021, United is the guarantor of $116 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2021, the Company had $10.4 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $8.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Negotiations. As of March 31, 2021, the Company had approximately 84,100 employees, of whom approximately 85% were represented by various U.S. labor organizations.
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
NOTE 8 - DEBT
As of March 31, 2021, United had $1.0 billion available for borrowing under the 2017 Revolving Credit Facility at any time until April 1, 2022 and $1.0 billion aggregate principal amount outstanding under the 2017 Revolving Credit Facility. United also had $1.4 billion aggregate principal amount outstanding under the 2017 Term Loan Facility. On April 21, 2021, United paid all amounts outstanding under the 2017 Revolving Credit Facility and the 2017 Term Loan Facility, terminated the 2017 Revolving Credit Facility and the 2017 Term Loan Facility and entered into the New Loan Facilities described below.
EETCs. In February 2021, United created EETC pass-through trusts which issued pass-through certificates. The proceeds from the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft financed with the proceeds of such notes. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United's assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2021 are as follows (in millions, except stated interest rate):

EETC Issuance Date	Class	Face Amount	Stated interest rate	Total proceeds received from issuance of debt	Total debt recorded as of March 31, 2021
February 2021	B	$600	4.88%	$600	$600
PSP2 Note. During the first quarter of 2021, UAL issued a $753 million PSP2 Note to Treasury evidencing senior unsecured indebtedness of UAL. The PSP2 Note is guaranteed by United, and will mature ten years after issuance on January 15, 2031 (the "Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP2 Note. UAL may, at its option, prepay the PSP2 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP2 Note upon the occurrence of certain change of control triggering events. The PSP2 Note does not require any amortization, and is to be repaid in full on the Maturity Date. Interest on the PSP2 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on March 31, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
As of March 31, 2021, UAL and United were in compliance with their respective debt covenants.

The table below presents the Company's contractual principal payments (not including $533 million of unamortized debt discount, premiums and debt issuance costs) at March 31, 2021 under then-outstanding long-term debt agreements (in millions):

Last nine months of 2021	$1,427
2022	3,952
2023	2,792
2024	5,257
2025	3,841
After 2025	10,896
$28,165
Notes. On April 21, 2021, United issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of Notes, consisting of $2.0 billion in aggregate principal amount of the 2026 Notes and $2.0 billion in aggregate principal amount of the 2029 Notes. The 2026 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 4.375% per annum and will mature on April 15, 2026. The 2029 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 4.625% per annum and will mature on April 15, 2029. The Notes are guaranteed on an unsecured basis by UAL.
New Loan Facilities. Concurrently with the closing of the offering of the Notes, United also entered into the New Loan Facilities, consisting of the New Term Loan Facility initially providing New Term Loans up to an aggregate amount of $5.0 billion and the New Revolving Credit Facility initially providing revolving loan commitments of up to $1.75 billion. United borrowed the full amount of the New Term Loans on April 21, 2021, which bear interest at a variable rate equal to LIBOR (but not less than 0.75% per annum) plus a margin of 3.75% per annum. The principal amount of the New Term Loan Facility must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof with the balance due at maturity. Borrowings under the New Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 3.00% to 3.50% per annum. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the New Revolving Credit Facility.
United used the net proceeds from the offering of the Notes and borrowings under the New Term Loan Facility (i) to repay in full all of the Facilities, including the $1.4 billion aggregate principal amount outstanding under the 2017 Term Loan Facility, the $1.0 billion aggregate principal amount outstanding under the 2017 Revolving Credit Facility and the $520 million aggregate principal amount outstanding under the CARES Act Loan, (ii) to pay fees and expenses relating to the offering of the Notes and (iii) for United’s general corporate purposes. As a result of such repayments, the Facilities were terminated on April 21, 2021 and no further borrowings may be made thereunder.
The Notes and the New Loan Facilities are secured on a senior basis by security interests granted by United to the collateral trustee for the benefit of the holders of the Notes and the lenders under the New Loan Facilities, among other parties, on the following: (i) all of United's route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) United's rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport (subject to certain exclusions), and (iii) United's rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority.

NOTE 9 - SPECIAL CHARGES (CREDITS)
For the three months ended March 31, special charges (credits), certain credit losses and unrealized losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
CARES Act grant	$(1,810)	$—
Severance and benefit costs	417	—
Impairment of assets	—	50
(Gains) losses on sale of assets and other special charges	16	13
Total operating special charges (credits)	(1,377)	63
Nonoperating special termination benefits	46	—
Nonoperating unrealized losses on investments, net	22	319
Nonoperating credit loss on BRW Term Loan and related guarantee	—	697
Total nonoperating special charges and unrealized losses on investments, net	68	1,016
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net	(1,309)	1,079
Income tax expense (benefit), net of valuation allowance	291	(14)
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net of income taxes	$(1,018)	$1,065
2021
CARES Act grant. During the three months ended March 31, 2021, the Company received approximately $2.6 billion in funding pursuant to the PSP2 Agreement, which included a $753 million unsecured loan. The Company recorded $1.8 billion as grant income and $47 million for the PSP2 Warrants issued to Treasury as part of the PSP2 Agreement, within stockholders' equity, as an offset to the grant income.
Severance and benefit costs. During the three months ended March 31, 2021, the Company recorded $417 million related to pay continuation and benefits-related costs provided to employees who chose to voluntarily separate from the Company. The Company offered, based on employee group, age and completed years of service, pay continuation, health care coverage, and travel benefits. Approximately 4,500 employees elected to voluntarily separate from the Company.
Impairment of assets. In February 2021, the Company voluntarily and temporarily removed all 52 Boeing 777-200/200ER aircraft powered by Pratt & Whitney 4000 series engines from its schedule due to an engine failure incident with one of its aircraft. The Company viewed this incident as an indicator of potential impairment. Accordingly, as required under relevant accounting standards only, United performed forecasted cash flow analyses and determined that the carrying value of the Boeing 777-200/200ER fleet is expected to be recoverable from future cash flows expected to be generated by that fleet and, consequently, no impairment was recorded.
(Gains) losses on sale of assets and other special charges. During the three months ended March 31, 2021, the Company recorded $16 million of net charges, driven by charges for the termination of the lease associated with three floors of its headquarters at the Willis Tower in Chicago and utility charges related to the February winter storms in Texas, partially offset by net gains, primarily on sale-leaseback transactions (see Note 7 of this report for additional information on the sale-leaseback transactions).
Nonoperating special termination benefits. During the three months ended March 31, 2021, as part of a first quarter VSL program, the Company recorded $46 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies are in the form of a one-time contribution into the employee's Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees.
Nonoperating unrealized losses on investments, net. During the three months ended March 31, 2021, the Company recorded losses of $22 million primarily for the decrease in the market value of its investment in Azul.
2020

Impairment of assets. During the three months ended March 31, 2020, the Company recorded a $50 million impairment for its China routes, which was primarily caused by the COVID-19 pandemic and the Company's subsequent suspension of flights to China.
Gains (losses) on sale of other assets and other special charges. During the three months ended March 31, 2020, the Company recorded a $10 million one-time special charge related to the wind-down of the CPA with Trans States Airlines, LLC and $3 million for costs related to the transition of fleet types within other regional carrier contracts.
Nonoperating credit loss on BRW Term Loan and related guarantee. During the three months ended March 31, 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and related guarantee. AVH is currently in bankruptcy. See Notes 6 and 7 of this report for additional information.
Nonoperating unrealized losses on investments, net. During the three months ended March 31, 2020, the Company recorded losses of $319 million primarily for the $293 million decrease in the market value of its investment in Azul and $24 million for the decrease in fair value of the AVH share call options, AVH share appreciation rights and AVH share-based upside sharing agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company, and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). This Quarterly Report on Form 10-Q is a combined report of UAL and United, including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
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
Impact of the COVID-19 Pandemic and Outlook
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. The Company cut, relative to first quarter 2019 capacity, approximately 54% of its scheduled capacity for the first quarter of 2021. However, since March 2021, the Company has seen increasing demand for travel both domestically and in countries where entry is permitted. The Company expects its second quarter scheduled capacity to be down approximately45% versus the second quarter of 2019. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus which may be resistant to currently approved vaccines and the continuation of existing or implementing of new government travel restrictions.
The Company entered into a number of transactions to improve its liquidity. In the first quarter of 2021, the Company has:
•issued or entered into approximately $1.4 billion in new enhanced equipment trust certificate ("EETC") and government loans; and
•raised approximately $0.5 billion in net cash proceeds from the issuance and sale of UAL common stock.
Furthermore, on January 15, 2021, United entered into a Payroll Support Program Extension Agreement (the "PSP2 Agreement") with the U.S. Treasury Department ("Treasury") providing the Company with total funding of approximately $2.6 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the "PSP Extension Law"). These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees. Approximately $1.9 billion was provided as a direct grant and $753 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note"). The Company expects to receive an additional amount of approximately $391 million under the PSP2 Agreement, of which $117 million is expected to be in the form of an unsecured loan. See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information on the warrants issued in connection with the PSP2 Note and Note 8 to the financial statements included in Part I, Item 1 of this report for a discussion of the PSP2 Note. As a result of the PSP2 Agreement, the Company offered an opportunity to return to active employment to employees who were impacted by involuntary furloughs.
The American Rescue Plan Act of 2021 ("PSP3") was enacted on March 11, 2021, authorizing Treasury to provide additional assistance to a passenger air carrier or contractor that (1) received financial assistance under the PSP Extension Law; (2) provided air transportation as of March 31, 2021 and (3) has not conducted involuntary terminations or furloughs or reduced pay rates or benefits between March 31, 2021 and the date on which the air carrier makes certain certifications that will be included in its PSP3 agreement with Treasury. The Company expects to enter into a PSP3 agreement with Treasury and expects to receive assistance of approximately $2.8 billion, of which approximately $0.8 billion is expected to be in the form of an unsecured loan. The Company also expects to issue, to Treasury, warrants to purchase up to approximately 1.5 million shares of UAL common stock at a strike price of $53.92.
During the first quarter of 2021, the Company offered Voluntary Separation Leave ("VSL") programs to certain U.S. based front-line employees. The Company offered, based on employee group, age and completed years of service, pay continuation, health care coverage and travel benefits. Approximately 4,500 employees elected to voluntarily separate from the Company. See Note 5 and Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on charges related to these programs.
On April 21, 2021, United issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 (the "2026 Notes") and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes," and each a "series" of Notes). Concurrently with the closing of the offering of the Notes, United also entered into a new Term Loan Credit and Guaranty Agreement (the "New Term Loan Facility") initially providing term loans (the "New Term Loans") up to an aggregate amount of $5.0 billion and a new Revolving Credit and Guaranty Agreement (the "New Revolving Credit Facility" and, together with the New Term Loan Facility, the "New Loan Facilities") initially providing revolving loan commitments of up to $1.75 billion. United borrowed the full amount of the New Term Loans on April 21, 2021. United used the net proceeds from the offering of the Notes and borrowings under the New Term Loan Facility (i) to repay in full the $1.4 billion aggregate principal amount outstanding under the term loan facility (the "2017 Term Loan Facility") included in the Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the "Existing Credit Agreement"), the $1.0 billion aggregate principal amount outstanding under the revolving credit facility (the "2017 Revolving Credit Facility") included in the Existing Credit Agreement and the $520 million aggregate principal amount outstanding under the Loan and Guarantee Agreement, dated as of September 28, 2020, among United, UAL, Treasury and the Bank of New York Mellon, as administrative agent, as amended (the "CARES Act Loan” and, together with the 2017 Term Loan Facility and the 2017 Revolving Credit Facility, the "Facilities") entered into pursuant to the loan program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), (ii) to pay fees and expenses relating to the offering of the Notes and (iii) for United's general corporate purposes. As a result of such repayments, the Facilities were terminated on April 21, 2021 and no further borrowings may be made thereunder. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on the Notes and the New Loan Facilities.
The Company continues to manage its costs and reduce expenses. The Company has identified $1.9 billion of annual cost savings and believes it has a path to achieve at least $2.0 billion in structural reductions moving forward.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2021 as compared to the corresponding period in 2020.
First Quarter 2021 Compared to First Quarter 2020
The Company recorded a net loss of $1.4 billion in the first quarter of 2021 as compared to a net loss of $1.7 billion in the first quarter of 2020. The Company considers a key measure of its performance to be operating income (loss), which was a $1.4 billion loss for the first quarter of 2021, as compared to a $972 million loss for the first quarter of 2020, a $0.4 billion increase year-over-year, primarily as a result of more severe impacts of the global COVID-19 pandemic. Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Operating revenue	$3,221	$7,979	$(4,758)	(59.6)
Operating expense	4,602	8,951	(4,349)	(48.6)
Operating loss	(1,381)	(972)	409	42.1
Nonoperating income (expense)	(370)	(1,142)	(772)	(67.6)
Income tax benefit	(394)	(410)	(16)	(3.9)
Net loss	$(1,357)	$(1,704)	$(347)	(20.4)

Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2021	2020	Increase (Decrease)	% Change
Passengers (thousands) (a)	14,674	30,359	(15,685)	(51.7)
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	17,248	43,229	(25,981)	(60.1)
Available seat miles ("ASMs" or "capacity") (millions) (c)	30,370	60,938	(30,568)	(50.2)
Passenger load factor (d)	56.8%	70.9%	(14.1) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	7.63	11.59	(3.96)	(34.2)
Average yield per revenue passenger mile ("Yield") (cents) (e)	13.43	16.34	(2.91)	(17.8)
Cargo revenue ton miles ("CTM") (millions) (f)	765	695	70	10.1
Cost per available seat mile ("CASM") (cents)	15.15	14.69	0.46	3.1
Average price per gallon of fuel, including fuel taxes	$1.74	$1.90	$(0.16)	(8.4)
Fuel gallons consumed (millions)	490	910	(420)	(46.2)
Employee headcount, as of March 31	84,100	95,200	(11,100)	(11.7)
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Passenger revenue	$2,316	$7,065	$(4,749)	(67.2)
Cargo	497	264	233	88.3
Other operating revenue	408	650	(242)	(37.2)
Total operating revenue	$3,221	$7,979	$(4,758)	(59.6)
The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2020:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$(2,792)	$(867)	$(599)	$(491)	$(4,749)
Passenger revenue	(62.0)%	(80.8)%	(87.1)%	(61.4)%	(67.2)%
Average fare per passenger	(25.3)%	(18.2)%	47.9%	(28.0)%	(32.2)%
Yield	(21.1)%	(33.6)%	86.3%	(20.9)%	(17.8)%
PRASM	(27.6)%	(54.4)%	(49.9)%	(48.0)%	(34.2)%
Passengers	(49.1)%	(76.5)%	(91.3)%	(46.4)%	(51.7)%
RPMs (traffic)	(51.8)%	(71.1)%	(93.1)%	(51.2)%	(60.1)%
ASMs (capacity)	(47.5)%	(57.8)%	(74.2)%	(25.7)%	(50.2)%
Passenger load factor (points)	(5.9)	(21.6)	(51.3)	(25.8)	(14.1)
Passenger revenue decreased $4.7 billion, or 67.2%, in the first quarter of 2021 as compared to the year-ago period, primarily due to the impacts of the worldwide spread of COVID-19 and travel restrictions that started in the latter part of the first quarter of 2020.
Cargo revenue increased $233 million, or 88.3%, in the first quarter of 2021 as compared to the year-ago period, primarily due to an increase in cargo-only flights with higher yields as a result of increased demand for critical goods during the COVID-19 pandemic.

Other operating revenue decreased $242 million, or 37.2%, in the first quarter of 2021 as compared to the year-ago period primarily due to lower passenger volumes and a decline in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Salaries and related costs	$2,224	$2,955	$(731)	(24.7)
Aircraft fuel	851	1,726	(875)	(50.7)
Depreciation and amortization	623	615	8	1.3
Landing fees and other rent	519	623	(104)	(16.7)
Regional capacity purchase	479	737	(258)	(35.0)
Aircraft maintenance materials and outside repairs	269	434	(165)	(38.0)
Distribution expenses	85	295	(210)	(71.2)
Aircraft rent	55	50	5	10.0
Special charges (credits)	(1,377)	63	(1,440)	NM
Other operating expenses	874	1,453	(579)	(39.8)
Total operating expenses	$4,602	$8,951	$(4,349)	(48.6)
Salaries and related costs decreased $731 million, or 24.7%, in the first quarter of 2021 as compared to the year-ago period primarily due to lower headcount as a result of various employee voluntary separation programs since the start of the COVID-19 pandemic and $240 million in tax credits provided by the Employee Retention Credit under the CARES Act.
Aircraft fuel expense decreased by $875 million, or 50.7%, in the first quarter of 2021 as compared to the year-ago period due to both lower average prices per gallon and reduced consumption. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended March 31, 2021 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2021	2020	% Change	2021	2020	% Change
Fuel expense	$851	$1,726	(50.7)%	$1.74	$1.90	(8.4)%
Total fuel consumption (gallons)	490	910	(46.2)%
Landing fees and other rent decreased $104 million, or 16.7%, in the first quarter of 2021 as compared to the year-ago period primarily due to a decrease in capacity-based rent and landing fees. A portion of other rent, especially at airport facilities, is fixed in nature and is not impacted by the reduction in flights.
Regional capacity purchase decreased $258 million, or 35.0%, in the first quarter of 2021 as compared to the year-ago period primarily due to significantly reduced regional flying as a result of COVID-19.
Aircraft maintenance materials and outside repairs decreased $165 million, or 38.0%, in the first quarter of 2021 as compared to the year-ago period primarily due to lower volumes of flying and the timing of airframe maintenance events.
Distribution expenses decreased $210 million, or 71.2%, in the first quarter of 2021 as compared to the year-ago period primarily due to lower credit card fees, commissions and lower volume of global distribution fees as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Details of the Company's special charges (credits) include the following for the three months ended March 31 (in millions):

	2021	2020
CARES Act grant	$(1,810)	$—
Severance and benefit costs	417	—
Impairment of assets	—	50
(Gains) losses on sale of assets and other special charges	16	13
Special charges (credits)	$(1,377)	$63
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses decreased $579 million, or 39.8%, in the first quarter of 2021 as compared to the year ago period, primarily due to the impacts of COVID-19 on our catering, airport ground handling, navigation fees, technology projects, advertising and crew-related expenses as well as lower advertising and other discretionary spend.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Interest expense	$(353)	$(171)	$182	106.4
Interest capitalized	17	21	(4)	(19.0)
Interest income	7	26	(19)	(73.1)
Unrealized losses on investments, net	(22)	(319)	(297)	(93.1)
Miscellaneous, net	(19)	(699)	(680)	(97.3)
Total	$(370)	$(1,142)	$(772)	(67.6)
Interest expense increased $182 million, or 106.4%, in the first quarter of 2021 as compared to the year-ago period, primarily due to the issuance of new debt to provide additional liquidity to the Company during the COVID-19 pandemic.
Unrealized losses on investments, net, were $22 million in the first quarter of 2021 as compared to $319 million in the year-ago period, primarily due to the change in the market value of the Company's equity investment in Azul Linhas Aéreas Brasileiras S.A. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to this equity investment.
Miscellaneous, net decreased $680 million in the first quarter of 2021 as compared to the year-ago period, primarily due to the $697 million of credit loss allowances associated with the Company's Term Loan Agreement, with, among others, BRW Aviation Holding LLC and BRW Aviation LLC, and the related guarantee recorded in the first quarter of 2020, partially offset by $46 million of special termination benefits related to voluntary separation programs under the Company's postretirement medical programs recorded in the first quarter of 2021. See Notes 5, 6, 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of March 31, 2021, the Company had $13.0 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $11.7 billion at December 31, 2020. As of March 31, 2021, the Company also had approximately $7.0 billion available for borrowing by United under the CARES Act Loan at any time until May 28, 2021 and $1.0 billion available for borrowing by United under the 2017 Revolving Credit Facility at any time until April 1, 2022. See Note 8 to the financial statements included in Part I, Item 1 of this report for a discussion of the Notes and New Loan Facilities issued in April 2021 and the termination of the CARES Act Loan and the 2017 Revolving Credit Facility.
The Company has taken a number of actions in response to the significant decline in international and domestic demand for air travel related to the COVID-19 pandemic, as discussed under "Impact of the COVID-19 Pandemic and Outlook" above. The Company continues to focus on reducing expenses and managing its liquidity but has also begun preparing for an eventual recovery from the COVID-19 pandemic. Since March 2021, we have seen increasing demand for travel both domestically and in countries where entry is permitted, and we are taking steps, which include making certain investments in the recovery, to be prepared if demand for travel continues to increase in line with recent customer booking trends. However, the timing of demand recovery will be dependent on a number of factors outside of our control, and we expect to continue to modify our cost management structure and capacity as the timing of demand recovery becomes more certain.
On January 15, 2021, United entered into the PSP2 Agreement with Treasury, providing the Company with total funding of approximately $2.6 billion, consisting of approximately $1.9 billion as a direct grant and the PSP2 Note with a principal amount of $753 million. See Note 8 to the financial statements included in Part I, Item 1 of this report for a discussion of the PSP2 Note.
Several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends on or repurchase stock. As of March 31, 2021, UAL and United were in compliance with their respective debt covenants.

We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2021, the Company had approximately $35.3 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $2.6 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines.
As of March 31, 2021, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing"), Airbus S.A.S. ("Airbus") and Embraer S.A. ("Embraer") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2021	2022	After 2022
Airbus A321XLR	50	—	—	50
Airbus A350	45	—	—	45
Boeing 737 MAX	180	13	40	127
Boeing 787	9	9	—	—
Embraer E175	4	4	—	—
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
United also has an agreement to purchase seven used Boeing 737-700 aircraft with expected delivery dates in 2021. In addition, United has an agreement to purchase 15 used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787-9 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Ten Boeing model aircraft were delivered in 2021 under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered in the last nine months of 2021.
As of March 31, 2021, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments for approximately $23.7 billion, of which approximately $4 billion, $2.9 billion, $2.8 billion, $1.7 billion, $2.1 billion and $10.2 billion are due in the last nine months of 2021 and for the full years 2022, 2023, 2024, 2025 and thereafter, respectively. To the extent the Company and Boeing agree to modify the timing of Boeing 737 MAX deliveries, the amount and timing of the Company's future capital commitments could change.
We expect that our 2021 liquidity needs will be met through our existing liquidity levels. While we have been able to access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines, we must return to profitability in order to service our debt and maintain appropriate liquidity levels for our long-term operating needs. We may also pursue financing options for our firm order aircraft and other related capital expenditures consistent with our historical practice prior to the onset of the COVID-19 pandemic. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
As of March 31, 2021, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots, was pledged under various loan and other agreements. As of April 21, 2021, the Company pledged as collateral for the Notes and the New Loan Facilities the following: (i) all of United’s route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) United’s rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport (subject to certain exclusions), and (iii) United’s rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	B+	Ba2	B+
United	B+	*	B+
* The credit agency does not issue corporate credit ratings for subsidiary entities.
These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates ("EETCs"), term loans and secured bond financings. Downgrades from current rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.
Sources and Uses of Cash
Operating Activities. Cash flows provided by operations were $447 million for the three months ended March 31, 2021 compared to $63 million in the same period in 2020. The increase is primarily attributable to government grant funding provided under the PSP2 Agreement of $1.8 billion partially offset by continuing operating losses as a result of the COVID-19 pandemic.
Investing Activities. Capital expenditures were approximately $0.4 billion and $2.0 billion in the three months ended March 31, 2021 and March 31, 2020, respectively. Capital expenditures for the three months ended March 31, 2021 were primarily attributable to advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in the three months ended March 31, 2021 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the three months ended March 31, 2021, the Company made payments for debt, finance leases and other financing liabilities of $569 million.
Debt Issuances. During the three months ended March 31, 2021, United received and recorded $753 million from the PSP2 Note and $600 million of proceeds as debt from the EETC pass-through trusts established in February 2021. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.
Share Issuance. During the three months ended March 31, 2021, the Company raised approximately $532 million in net cash proceeds from the issuance and sale of UAL common stock, par value $0.01 per share, through "at the market offerings" under equity distribution agreements entered into in June 2020 and March 2021. During the quarter ended March 31, 2021, approximately 11 million shares were sold through "at the market offerings" under such equity distribution agreements at an average price of $48.76 per share.
Commitments, Contingencies and Liquidity Matters. As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments, contingencies and the ongoing impact of the COVID-19 pandemic.
See the 2020 Form 10-K and Notes 5, 6, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.

CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K.
FORWARD-LOOKING INFORMATION
Certain statements throughout Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, including statements regarding the potential impacts of the COVID-19 pandemic and steps the Company plans to take in response thereto, are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company's operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expects," "will," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "goals", "targets" and similar expressions are intended to identify forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the adverse impacts of the ongoing COVID-19 global pandemic, and possible outbreaks of another disease or similar public health threat in the future, on our business, operating results, financial condition, liquidity and near-term and long-term strategic operating plan, including possible additional adverse impacts resulting from the duration and spread of the pandemic; unfavorable economic and political conditions in the United States and globally; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; our reliance on third-party service providers and the impact of any failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; adverse publicity, harm to our brand; reduced travel demand and potential tort liability as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners, or another airline; terrorist attacks, international hostilities or other security events, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry; increasing privacy and data security obligations or a significant data breach; disruptions to our regional network and United Express flights provided by third-party regional carriers; the failure of our significant investments in other airlines and the commercial relationships that we have with those carriers to produce the returns or results we expect; further changes to the airline industry with respect to alliances and joint business arrangements or due to consolidations; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders; our reliance on single suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions on our operations; extended interruptions or disruptions in service at major airports where we operate; the impacts of the United Kingdom's withdrawal from the European Union on our operations in the United Kingdom and elsewhere; the impacts of seasonality and other factors associated with the airline industry; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; any damage to our reputation or brand image; the limitation of our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; the costs of compliance with extensive government regulation of the airline industry; costs, liabilities and risks associated with environmental regulation and climate change; our inability to accept or integrate new aircraft into our fleet as planned; the impacts of our significant amount of financial leverage from fixed obligations, the possibility we may seek material amounts of additional financial liquidity in the short-term and the impacts of insufficient liquidity on our financial condition and business; failure to comply with the covenants in the MileagePlus financing agreements, resulting in the possible acceleration of the MileagePlus indebtedness, foreclosure upon the collateral securing the MileagePlus indebtedness or the exercise of other remedies; failure to comply with financial and other covenants governing our other debt; changes in, or failure to retain, our senior management team or other key employees; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; increases in insurance costs or inadequate insurance coverage; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of our 2020 Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2021, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2021
During the three months ended March 31, 2021, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2020 Form 10-K for a description of legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A, Risk Factors, of the 2020 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None
(b) None
(c) None

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

4.1	UAL United
Promissory Note, dated as of January 15, 2021, among UAL, United, as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL’s Form 8-K filed January 20, 2021, and incorporated herein by reference)

4.2	UAL
Warrant Agreement, dated as of January 15, 2021, between UAL and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL’s Form 8-K filed January 20, 2021, and incorporated herein by reference)

4.3	UAL	Form of Warrant (included in Exhibit 4.2 as Annex B thereto)

^10.1	UAL United	Supplemental Agreement No. 15 to Purchase Agreement No. 03776, dated as of February 26, 2021 between The Boeing Company and United Airlines, Inc.

^10.2	UAL United	Supplemental Agreement No. 12 to Purchase Agreement No. 3860, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc.

10.3	UAL United
Payroll Support Program Agreement, dated as of January 15, 2021, between United and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL’s Form 8-K filed January 20, 2021, and incorporated herein by reference)

10.4	UAL United
Equity Distribution Agreement, dated as of March 3, 2021, by and among United Airlines Holdings, Inc., Morgan Stanley & Co. LLC, AmeriVet Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Loop Capital Markets LLC and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to UAL’s Form 8-K filed March 3, 2021, and incorporated herein by reference)

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

United Airlines Holdings, Inc.
(Registrant)

Date:	April 22, 2021	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 22, 2021	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	April 22, 2021	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 22, 2021	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)