Form 10-Q
period 2021-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2021-07-22
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 14, 2021 is shown below:

United Airlines Holdings, Inc.	323,612,861	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Passenger revenue	$4,366	$681	$6,682	$7,746
Cargo	606	402	1,103	666
Other operating revenue	499	392	907	1,042
Total operating revenue	5,471	1,475	8,692	9,454

Operating expense:
Salaries and related costs	2,276	2,170	4,500	5,125
Aircraft fuel	1,232	240	2,083	1,966
Depreciation and amortization	620	618	1,243	1,233
Landing fees and other rent	564	429	1,083	1,052
Regional capacity purchase	547	388	1,026	1,125
Aircraft maintenance materials and outside repairs	302	110	571	544
Distribution expenses	139	31	224	326
Aircraft rent	52	47	107	97
Special charges (credits)	(948)	(1,449)	(2,325)	(1,386)
Other operating expenses	957	528	1,831	1,981
Total operating expense	5,741	3,112	10,343	12,063
Operating loss	(270)	(1,637)	(1,651)	(2,609)

Nonoperating income (expense):
Interest expense	(426)	(196)	(779)	(367)
Interest capitalized	22	17	39	38
Interest income	12	11	19	37
Unrealized gains (losses) on investments, net	147	9	125	(310)
Miscellaneous, net	(49)	(207)	(68)	(906)
Total nonoperating expense, net	(294)	(366)	(664)	(1,508)
Loss before income tax benefit	(564)	(2,003)	(2,315)	(4,117)
Income tax benefit	(130)	(376)	(524)	(786)
Net loss	$(434)	$(1,627)	$(1,791)	$(3,331)
Loss per share, basic and diluted	$(1.34)	$(5.79)	$(5.60)	$(12.59)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(434)	$(1,627)	$(1,791)	$(3,331)

Other comprehensive income (loss), net of tax:
Employee benefit plans	12	(501)	26	(542)
Investments and other	—	13	(1)	1
Total other comprehensive income (loss), net of tax	12	(488)	25	(541)

Total comprehensive loss, net	$(422)	$(2,115)	$(1,766)	$(3,872)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,838	$11,269
Short-term investments	230	414
Restricted cash	254	255
Receivables, less allowance for credit losses (2021 — $71; 2020 — $78)	1,793	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021 — $518; 2020 — $478)	912	932
Prepaid expenses and other	646	635
Total current assets	24,673	14,800
Operating property and equipment:
Flight equipment	39,109	38,218
Other property and equipment	8,683	8,511
Purchase deposits for flight equipment	1,980	1,166
Total operating property and equipment	49,772	47,895
Less — Accumulated depreciation and amortization	(17,441)	(16,429)
Total operating property and equipment, net	32,331	31,466

Operating lease right-of-use assets	4,421	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021 — $1,519; 2020 — $1,495)	2,827	2,838
Restricted cash	216	218
Deferred income taxes	647	131
Investments in affiliates and other, less allowance for credit losses (2021 — $606; 2020 — $522)	1,407	1,031
Total other assets	9,624	8,745
Total assets	$71,049	$59,548
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,218	$1,595
Accrued salaries and benefits	2,228	1,960
Advance ticket sales	6,960	4,833
Frequent flyer deferred revenue	2,099	908
Current maturities of long-term debt	1,881	1,911
Current maturities of operating leases	583	612
Current maturities of finance leases	144	182
Payroll Support Program deferred credit	1,132	—
Other	819	724
Total current liabilities	18,064	12,725

Long-term debt	32,303	24,836
Long-term obligations under operating leases	4,920	4,986
Long-term obligations under finance leases	250	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,086	5,067
Pension liability	2,501	2,460
Postretirement benefit liability	988	994
Other financial liabilities from sale-leasebacks	1,683	1,140
Other	1,350	1,156
Total other liabilities and deferred credits	10,608	10,817
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 323,610,765 and 311,845,232 shares at June 30, 2021 and December 31, 2020, respectively	4	4
Additional capital invested	9,042	8,366
Stock held in treasury, at cost	(3,832)	(3,897)
Retained earnings	804	2,626
Accumulated other comprehensive loss	(1,114)	(1,139)
Total stockholders' equity	4,904	5,960
Total liabilities and stockholders' equity	$71,049	$59,548

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$3,122	$(67)

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,305)	(1,998)
Purchases of short-term investments	—	(550)
Proceeds from sale of short-term investments	184	1,774
Other, net	11	14
Net cash used in investing activities	(1,110)	(760)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	11,116	4,371
Proceeds from equity issuance	532	1,135
Payments of long-term debt, finance leases and other financing liabilities	(4,072)	(564)
Repurchases of common stock	—	(353)
Other, net	(22)	(18)
Net cash provided by financing activities	7,554	4,571
Net increase in cash, cash equivalents and restricted cash	9,566	3,744
Cash, cash equivalents and restricted cash at beginning of the period	11,742	2,868
Cash, cash equivalents and restricted cash at end of the period (a)	$21,308	$6,612

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$761	$626
Lease modifications and lease conversions	59	470
Right-of-use assets acquired through operating leases	214	48
Notes receivable and warrants received for entering into agreements	139	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$20,838	$6,505
Restricted cash — Current	254	34
Restricted cash — Non-Current	216	73
Total cash, cash equivalents and restricted cash	$21,308	$6,612

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2021	323.6	$4	$8,923	$(3,834)	$1,239	$(1,126)	$5,206
Net loss	—	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	—	12	12
Stock settled share-based compensation	—	—	68	—	—	—	68
Warrants issued	—	—	52	—	—	—	52
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	2	(1)	—	—
Balance at June 30, 2021	323.6	$4	$9,042	$(3,832)	$804	$(1,114)	$4,904

Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960
Net loss	—	—	—	—	(1,791)	—	(1,791)
Other comprehensive income	—	—	—	—	—	25	25
Stock settled share-based compensation	—	—	100	—	—	—	100
Issuance of common stock	11.0	—	532	—	—	—	532
Warrants issued	—	—	99	—	—	—	99
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(55)	65	(31)	—	(21)
Balance at June 30, 2021	323.6	$4	$9,042	$(3,832)	$804	$(1,114)	$4,904

Balance at March 31, 2020	247.3	$3	$6,096	$(3,901)	$7,991	$(771)	$9,418
Net loss	—	—	—	—	(1,627)	—	(1,627)
Other comprehensive loss	—	—	—	—	—	(488)	(488)
Stock settled share-based compensation	—	—	20	—	—	—	20
Issuance of common stock	43.7	—	1,135	—	—	—	1,135
Warrants issued	—	—	57	—	—	—	57
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	2	1	—	2
Balance at June 30, 2020	291.0	$3	$7,307	$(3,899)	$6,365	$(1,259)	$8,517

Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531
Net loss	—	—	—	—	(3,331)	—	(3,331)
Other comprehensive loss	—	—	—	—	—	(541)	(541)
Stock settled share-based compensation	—	—	42	—	—	—	42
Issuance of common stock	43.7	—	1,135	—	—	—	1,135
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Warrants issued	—	—	57	—	—	—	57
Stock issued for share-based awards, net of shares withheld for tax	0.5	—	(56)	42	(3)	—	(17)
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at June 30, 2020	291.0	$3	$7,307	$(3,899)	$6,365	$(1,259)	$8,517

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Passenger revenue	$4,366	$681	$6,682	$7,746
Cargo	606	402	1,103	666
Other operating revenue	499	392	907	1,042
Total operating revenue	5,471	1,475	8,692	9,454

Operating expense:
Salaries and related costs	2,276	2,170	4,500	5,125
Aircraft fuel	1,232	240	2,083	1,966
Depreciation and amortization	620	618	1,243	1,233
Landing fees and other rent	564	429	1,083	1,052
Regional capacity purchase	547	388	1,026	1,125
Aircraft maintenance materials and outside repairs	302	110	571	544
Distribution expenses	139	31	224	326
Aircraft rent	52	47	107	97
Special charges (credits)	(948)	(1,449)	(2,325)	(1,386)
Other operating expenses	956	527	1,830	1,980
Total operating expense	5,740	3,111	10,342	12,062
Operating loss	(269)	(1,636)	(1,650)	(2,608)

Nonoperating income (expense):
Interest expense	(426)	(196)	(779)	(367)
Interest capitalized	22	17	39	38
Interest income	12	11	19	37
Unrealized losses on investments, net	147	9	125	(310)
Miscellaneous, net	(50)	(208)	(69)	(906)
Total nonoperating expense, net	(295)	(367)	(665)	(1,508)
Loss before income tax benefit	(564)	(2,003)	(2,315)	(4,116)
Income tax benefit	(130)	(377)	(524)	(786)
Net loss	$(434)	$(1,626)	$(1,791)	$(3,330)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(434)	$(1,626)	$(1,791)	$(3,330)

Other comprehensive income (loss), net of tax:
Employee benefit plans	12	(501)	26	(542)
Investments and other	—	13	(1)	1
Total other comprehensive income (loss), net of tax	12	(488)	25	(541)

Total comprehensive loss, net	$(422)	$(2,114)	$(1,766)	$(3,871)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,838	$11,269
Short-term investments	230	414
Restricted cash	254	255
Receivables, less allowance for credit losses (2021 — $71; 2020 — $78)	1,793	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021 — $518; 2020 — $478)	912	932
Prepaid expenses and other	646	635
Total current assets	24,673	14,800
Operating property and equipment:
Flight equipment	39,109	38,218
Other property and equipment	8,683	8,511
Purchase deposits for flight equipment	1,980	1,166
Total operating property and equipment	49,772	47,895
Less — Accumulated depreciation and amortization	(17,441)	(16,429)
Total operating property and equipment, net	32,331	31,466

Operating lease right-of-use assets	4,421	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021 — $1,519; 2020 — $1,495)	2,827	2,838
Restricted cash	216	218
Deferred income taxes	619	103
Investments in affiliates and other, less allowance for credit losses (2021 — $606; 2020 — $522)	1,407	1,031
Total other assets	9,596	8,717
Total assets	$71,021	$59,520

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$2,218	$1,595
Accrued salaries and benefits	2,228	1,960
Advance ticket sales	6,960	4,833
Frequent flyer deferred revenue	2,099	908
Current maturities of long-term debt	1,881	1,911
Current maturities of operating leases	583	612
Current maturities of finance leases	144	182
Payroll Support Program deferred credit	1,132	—
Other	823	728
Total current liabilities	18,068	12,729

Long-term debt	32,303	24,836
Long-term obligations under operating leases	4,920	4,986
Long-term obligations under finance leases	250	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,086	5,067
Pension liability	2,501	2,460
Postretirement benefit liability	988	994
Other financial liabilities from sale-leasebacks	1,683	1,140
Other	1,350	1,156
Total other liabilities and deferred credits	10,608	10,817
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2021 and December 31, 2020	—	—
Additional capital invested	185	85
Retained earnings	3,148	4,939
Accumulated other comprehensive loss	(1,114)	(1,139)
Payable to parent	2,653	2,043
Total stockholder's equity	4,872	5,928
Total liabilities and stockholder's equity	$71,021	$59,520

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$3,101	$(78)

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,305)	(1,998)
Purchases of short-term investments	—	(550)
Proceeds from sale of short-term investments	184	1,774
Other, net	11	14
Net cash used in investing activities	(1,110)	(760)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	11,116	4,371
Proceeds from issuance of parent company stock	532	1,135
Payments of long-term debt, finance leases and other financing liabilities	(4,072)	(564)
Dividend to UAL	—	(353)
Other, net	(1)	(1)
Net cash provided by financing activities	7,575	4,588
Net increase in cash, cash equivalents and restricted cash	9,566	3,750
Cash, cash equivalents and restricted cash at beginning of the period	11,742	2,862
Cash, cash equivalents and restricted cash at end of the period (a)	$21,308	$6,612

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$761	$626
Lease modifications and lease conversions	59	470
Right-of-use assets acquired through operating leases	214	48
Notes receivable and warrants received for entering into agreements	139	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$20,838	$6,505
Restricted cash — Current	254	34
Restricted cash — Non-Current	216	73
Total cash, cash equivalents and restricted cash	$21,308	$6,612

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at March 31, 2021	$117	$3,582	$(1,126)	$2,602	$5,175
Net loss	—	(434)	—	—	(434)
Other comprehensive income	—	—	12	—	12
Stock-settled share-based compensation	68	—	—	—	68
Other	—	—	—	51	51
Balance at June 30, 2021	$185	$3,148	$(1,114)	$2,653	$4,872

Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928
Net loss	—	(1,791)	—	—	(1,791)
Other comprehensive income	—	—	25	—	25
Stock settled share-based compensation	100	—	—	—	100
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	78	78
Balance at June 30, 2021	$185	$3,148	$(1,114)	$2,653	$4,872

Balance at March 31, 2020	$10	$10,302	$(771)	$(161)	$9,380
Net loss	—	(1,626)	—	—	(1,626)
Other comprehensive loss	—	—	(488)	—	(488)
Stock-settled share-based compensation	20	—	—	—	20
Impact of UAL common stock issuance	—	—	—	1,135	1,135
Other	—	—	—	64	64
Balance at June 30, 2020	$30	$8,676	$(1,259)	$1,038	$8,485

Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492
Net loss	—	(3,330)	—	—	(3,330)
Other comprehensive loss	—	—	(541)	—	(541)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock settled share-based compensation	42	—	—	—	42
Impact of UAL common stock issuance	—	—	—	1,135	1,135
Other	—	—	—	46	46
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Balance at June 30, 2020	$30	$8,676	$(1,259)	$1,038	$8,485

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
Impact of the COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions.
Capacity. The Company began experiencing a significant decline in international and domestic travel demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. However, since March 2021, the Company has seen increasing demand for travel both domestically and in countries where entry is permitted. The Company cut, relative to second quarter 2019 capacity, approximately 46% of its scheduled capacity for the second quarter of 2021 and expects its third quarter scheduled capacity to be down approximately 26% versus the third quarter of 2019. The Company will continue to monitor booking trends for future travel and adjust its capacity as needed.
Cost Reductions. The Company has identified various permanent structural cost reductions including improvements in labor efficiencies. During the first quarter of 2021, the Company offered voluntary leaves of absences to certain U.S.-based front-line employees. This program included (based on employee group, age and completed years of service) a partially-paid leave of absence with active health care coverage and travel privileges. Employees who separate from the Company after the end of such program receive certain separation benefits, such as post-employment health benefits and travel privileges. Approximately 4,500 employees elected to participate in this program, and it is expected that the majority of them will separate from employment at the end of their leave of absence. See Note 5 and Note 9 of this report for additional information on charges related to these programs.
Liquidity. The Company entered into a number of transactions to improve its liquidity and manage its capital. In the first half of 2021, the Company:
•issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 (the "2026 Notes") and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes," and each a "series" of Notes);
•entered into a new Term Loan Credit and Guaranty Agreement (the "New Term Loan Facility") initially providing term loans (the "New Term Loans") up to an aggregate amount of $5.0 billion and a new Revolving Credit and

Guaranty Agreement (the "New Revolving Credit Facility" and, together with the New Term Loan Facility, the "New Loan Facilities") initially providing revolving loan commitments of up to $1.75 billion;
•repaid in full the $1.4 billion aggregate principal amount outstanding under the term loan facility (the "2017 Term Loan Facility") included in the Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the "Existing Credit Agreement");
•repaid in full the $1.0 billion aggregate principal amount outstanding under the revolving credit facility (the "2017 Revolving Credit Facility") included in the Existing Credit Agreement;
•repaid in full the $520 million aggregate principal amount outstanding under the Loan and Guarantee Agreement, dated as of September 28, 2020, among United, UAL, the U.S. Treasury Department ("Treasury") and the Bank of New York Mellon, as administrative agent, as amended (the "CARES Act Loan" and, together with the 2017 Term Loan Facility and the 2017 Revolving Credit Facility, the "Existing Loan Facilities"), which was entered into pursuant to the loan program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");
•entered into approximately $0.6 billion in new enhanced equipment trust certificates ("EETC"); and
•raised approximately $0.5 billion in net cash proceeds from the issuance and sale of UAL common stock.
In addition to the foregoing transactions, United entered into the following agreements with Treasury:
PSP2. On January 15, 2021, United entered into a Payroll Support Program Extension Agreement (the "PSP2 Agreement") with Treasury providing the Company with total funding of approximately $3.0 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees. Approximately $2.1 billion was provided as a direct grant and $870 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note"). See Note 2 of this report for additional information on the warrants issued in connection with the PSP2 Note and Note 8 of this report for a discussion of the PSP2 Note. As a result of the PSP2 Agreement, the Company offered an opportunity to return to active employment to U.S. employees who were impacted by involuntary furloughs.
PSP3. On April 29, 2021, in connection with the Payroll Support Program established under Section 7301 of the American Rescue Plan Act of 2021, United entered into a Payroll Support Program 3 Agreement (the "PSP3 Agreement") with Treasury providing the Company with total funding of approximately $2.8 billion. Approximately $2.0 billion was provided as a direct grant and $810 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP3 Note"). These funds will be used by United exclusively for the continuation of payment of its employee wages, salaries and benefits. See Note 2 of this report for additional information on the warrants issued in connection with the PSP3 Note and Note 8 of this report for a discussion of the PSP3 Note.
United Next. On June 27, 2021, United entered into a supplemental agreement to that certain Purchase Agreement, dated May 15, 2018 with The Boeing Company ("Boeing") for a firm narrowbody aircraft order of 200 Boeing 737 MAX aircraft. The order consists of 150 Boeing 737 MAX 10s and 50 Boeing 737 MAX 8s. Also on June 27, 2021, United entered into an amendment to that certain Purchase Agreement, dated December 3, 2019 with Airbus S.A.S ("Airbus") for a firm narrowbody aircraft order of 70 Airbus A321neo aircraft. The firm orders of 200 Boeing 737 MAX aircraft and 70 Airbus A321neo aircraft are expected to be delivered starting in 2023 through 2028 and 2026, respectively.

NOTE 1 - REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic (U.S. and Canada)	$3,767	$925	$5,878	$6,003
Atlantic	585	219	995	1,434
Pacific	392	258	700	1,064
Latin America	727	73	1,119	953
Total	$5,471	$1,475	$8,692	$9,454
Advance Ticket Sales. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. In February 2021, the Company extended the expiration dates for all tickets issued between May 1, 2019 and March 31, 2021 to March 31, 2022. As of June 30, 2021, the Company's Advance ticket sales liability included $2.6 billion related to these ETCs and FFCs. The Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advance ticket sales liability in current liabilities even though some of the ETCs could be used after the next 12 months. Also, the Company is unable to estimate the amount of the June 30, 2021 Advance ticket sales that will be recognized in revenue in 2021 compared to amounts refunded to customers or exchanged into ETCs.
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
In the three and six months ended June 30, 2021, the Company recognized approximately $1.5 billion and $1.4 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. In the three and six months ended June 30, 2020, the Company recognized approximately $0.5 billion and $2.8 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $499 million and $807 million of ancillary fees within passenger revenue in the three and six months ended June 30, 2021, respectively. The Company recorded $71 million and $776 million of ancillary fees within passenger revenue in the three and six months ended June 30, 2020, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Frequent flyer deferred revenue - beginning balance	$6,109	$5,488	$5,975	$5,276
Total miles awarded	360	228	632	787
Travel miles redeemed (Passenger revenue)	(267)	(34)	(390)	(356)
Non-travel miles redeemed (Other operating revenue)	(17)	(12)	(32)	(37)
Total Frequent flyer deferred revenue - ending balance	$6,185	$5,670	$6,185	$5,670
In the three and six months ended June 30, 2021, the Company recognized, in Other operating revenue, $449 million and $811 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. co-brand agreement. The Company recognized $339 million and $869 million, respectively, in the three and six months ended June 30, 2020, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months. Given the uncertainty in travel demand caused by COVID-19, we currently estimate a large percentage of award redemptions will occur beyond 12 months; however, this estimate may change as travel demand and award redemptions become clearer in future periods.
NOTE 2 - LOSS PER SHARE
The computations of UAL's basic and diluted loss per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Loss available to common stockholders	$(434)	$(1,627)	$(1,791)	$(3,331)

Weighted-average shares outstanding, basic and diluted	323.6	280.7	320.1	264.6
Loss per share, basic and diluted	$(1.34)	$(5.79)	$(5.60)	$(12.59)
During the first quarter of 2021, UAL entered into a warrant agreement with Treasury pursuant to which UAL issued to Treasury warrants to purchase up to approximately 2.0 million shares of UAL common stock (the "PSP2 Warrants"). The PSP2 Warrants have a strike price of $43.26 per share. The PSP2 Warrants will expire five years after issuance and are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. The relative fair value of the PSP2 Warrants was calculated using a Black-Scholes options pricing model, and approximately $56 million was recorded within stockholders' equity with an offset to the CARES Act grant credit. During the second quarter of 2021, UAL also entered into a warrant agreement with Treasury, pursuant to which UAL issued to Treasury warrants to purchase up to approximately 1.5 million shares of UAL common stock (the "PSP3 Warrants"). The PSP3 Warrants have a strike price of $53.92 per share. The PSP3 Warrants will expire five years after issuance and are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. The relative fair value of the PSP3 Warrants was calculated using a Black-Scholes options pricing model, and approximately $43 million was recorded within stockholders' equity with an offset to the CARES Act grant credit.
The PSP2 Warrants and PSP3 Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP2 Warrants and PSP3 Warrants, warrant holders do not have any voting rights. As of June 30, 2021, the Company had the following warrants outstanding:

Warrant Description	Number of Shares of UAL Common Stock (in millions)	Exercise Price	Expiration Dates
PSP1 Warrants (a)	4.8	$31.50	4/20/2025	—	9/30/2025
CARES Act Loan Warrants	1.7	31.50	9/28/2025
PSP2 Warrants	2.0	43.26	1/15/2026	—	4/29/2026
PSP3 Warrants	1.5	53.92	4/29/2026	—	6/10/2026
Total	10.0

(a)	Warrants issued in connection with the $1.5 billion 10-year senior unsecured promissory note with Treasury provided under the Payroll Support Program of the CARES Act ("PSP1").
On June 15, 2020, UAL entered into an equity distribution agreement with Citigroup Global Markets Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC, relating to the issuance and sale from time to time by UAL (the "2020 ATM Offering"), of up to 28 million shares of UAL common stock. In the first quarter of 2021, the Company sold approximately 7 million shares at an average price of $42.98 per share, with net proceeds to the Company of approximately $282 million. With these sales, the Company sold all of the shares authorized under the 2020 ATM Offering.
On March 3, 2021, the Company entered into an equity distribution agreement (the "Distribution Agreement") with Morgan Stanley & Co. LLC, AmeriVet Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Loop Capital Markets LLC and Wells Fargo Securities, LLC (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "2021 ATM Offering"), through the Managers, of up to 37 million shares of UAL common stock (the "2021 ATM Shares"). Sales of the 2021 ATM Shares under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Distribution Agreement, UAL may also sell the 2021 ATM Shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells the 2021 ATM Shares to a Manager as principal, UAL will enter into a separate terms agreement with such Manager. During the six months ended June 30, 2021, approximately 4 million shares were sold in the 2021 ATM Offering at an average price of $57.50 per share, with net proceeds to the Company totaling approximately $250 million.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total
Balance at March 31, 2021	$(1,084)		$1	$(43)	$(1,126)
Changes in value	11		—	(2)	9
Amounts reclassified to earnings	5	(a)	—	(2)	3
Balance at June 30, 2021	$(1,068)		$1	$(47)	$(1,114)
Balance at December 31, 2020	$(1,102)		$2	$(39)	$(1,139)
Changes in value	24		(1)	(5)	18
Amounts reclassified to earnings	10	(a)	—	(3)	7
Balance at June 30, 2021	$(1,068)		$1	$(47)	$(1,114)

Balance at March 31, 2020	$(613)		$(14)	$(144)	$(771)
Changes in value	(721)		17	156	(548)
Amounts reclassified to earnings	77	(a)	—	(17)	60
Amounts reclassified to retained earnings	—		—	—	—
Balance at June 30, 2020	$(1,257)		$3	$(5)	$(1,259)
Balance at December 31, 2019	$(560)		$2	$(160)	$(718)
Changes in value	(770)		1	171	(598)
Amounts reclassified to earnings	73	(a)	—	(16)	57
Balance at June 30, 2020	$(1,257)		$3	$(5)	$(1,259)
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).
NOTE 4 - INCOME TAXES
The Company's effective tax rates for the three and six months ended June 30, 2021 were 23.0% and 22.6%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were 18.8% and 19.1%, respectively. The provision for income taxes is based on the estimated annual effective tax rate which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The effective tax rates for the three and six months ended June 30, 2021 were impacted by $74 million and $79 million, respectively, of released valuation allowance related to unrealized capital gains and state attributes. The effective tax rates for the three and six months ended June 30, 2020 were impacted by $64 million and $130 million, respectively, of valuation allowance related to unrealized capital losses.

NOTE 5 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2021	2020	2021	2020
Service cost	$60	$53	$3	$3	Salaries and related costs
Interest cost	46	56	7	7	Miscellaneous, net
Expected return on plan assets	(71)	(91)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	42	37	(7)	(11)	Miscellaneous, net
Amortization of prior service credit	—	—	(31)	(31)	Miscellaneous, net
Special termination benefits	—	35	—	125	Miscellaneous, net
Settlement loss — Voluntary Programs (defined below)	—	71	—	—	Miscellaneous, net
Other	1	11	—	—	Miscellaneous, net
Total	$78	$172	$(29)	$92
The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2021	2020	2021	2020
Service cost	$120	$107	$5	$5	Salaries and related costs
Interest cost	92	112	13	14	Miscellaneous, net
Expected return on plan assets	(142)	(182)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	85	72	(14)	(22)	Miscellaneous, net
Amortization of prior service credit	—	—	(62)	(62)	Miscellaneous, net
Special termination benefits	—	35	46	125	Miscellaneous, net
Settlement loss — Voluntary Programs (defined below)	—	71	—	—	Miscellaneous, net
Other	1	14	—	—	Miscellaneous, net
Total	$156	$229	$(13)	$59
In 2020 and 2021, the Company offered several voluntary leave programs and voluntary separation programs ("Voluntary Programs") to certain eligible employees, which in some cases included a partially-paid leave of absence with active health benefits and travel privileges. Under these Voluntary Programs, employees generally separated (or will separate) from employment with certain post-employment health benefits and travel privileges.
Included in the Voluntary Programs offered during the first quarter of 2021, the Company offered special separation benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies are in the form of a one-time contribution to a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees. As a result, the Company recorded $46 million for those additional benefits in the three months ended March 31, 2021.
During the second quarter of 2020, the Company offered Voluntary Programs to its U.S.-based front-line employees, excluding pilots, and management and administrative employees. Included in these Voluntary Programs, the Company offered special separation benefits in the form of additional years of pension service and additional subsidies for retiree medical costs (based on employee group, age and completed years of service). As a result, the Company recorded, in the second quarter of 2020, $35 million and $125 million, respectively, for those additional benefits. Also, the Company recognized a $71 million settlement loss related to the defined benefit pension plan covering certain U.S. non-pilot employees in the second quarter of 2020.
Share-Based Compensation. During the six months ended June 30, 2021, UAL's Board of Directors and stockholders approved the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (the "2021 Plan"). The 2021 Plan is an incentive compensation plan that allows the Company to use different forms of equity incentives to attract, retain and reward officers and employees. Under the 2021 Plan, the Company may grant: nonqualified stock options; incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986); stock appreciation rights ("SARs"); restricted shares; restricted stock units ("RSUs"); performance units; cash incentive awards and other equity-based and equity-related awards. An award (other than an option, SAR or cash incentive award) may provide the holder with dividends or dividend equivalents. The 2021 Plan replaces the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (the "2017 Plan"). Any awards granted under the 2017 Plan prior to the approval of the 2021 Plan remain in effect pursuant to their terms. Awards may not be granted under the 2021 Plan after May 26, 2031.
During the six months ended June 30, 2021, UAL granted share-based compensation awards pursuant to both the 2017 Plan and the 2021 Plan. These share-based compensation awards included 2.9 million RSUs, consisting of 1.3 million time-vested RSUs and 1.6 million short-term performance-based RSUs. A majority of the time-vested RSUs vest equally in 25% increments every 6 months over a two-year period from the date of grant. The short-term performance-based RSUs vest upon the achievement of established goals based on financial and customer satisfaction metrics for the performance period January 1, 2021 to December 31, 2021. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation expense	$69	$24	$103	$42

	June 30, 2021	December 31, 2020
Unrecognized share-based compensation	$191	$88
NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,838	$20,838	$—	$—	$11,269	$11,269	$—	$—
Restricted cash - current	254	254	—	—	255	255	—	—
Restricted cash - non-current	216	216	—	—	218	218	—	—
Short-term investments:
Corporate debt	199	—	199	—	330	—	330	—
Asset-backed securities	23	—	23	—	51	—	51	—
U.S. government and agency notes	8	—	8	—	33	—	33	—
Long-term investments:
Equity securities	269	269	—	—	205	205	—	—
Warrants	176	96	80	—	36	—	—	36
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
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale. As of June 30, 2021, corporate debt securities have remaining maturities of less than two years, asset-backed securities have remaining maturities of less than one year to approximately nine years and U.S. government and agency notes have maturities of less than one year.

Equity securities — Equity securities represent United's investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), consisting of approximately 8% of Azul's outstanding preferred shares (representing approximately 2% of the total capital stock of Azul), and United's ownership of less than 1% of the outstanding Class A common shares of Clear Secure, Inc. (formerly, Alclear, Inc.) ("Clear"). As of June 30, 2021, the carrying value of United's investment in Azul and Clear was $238 million and $31 million, respectively.
Warrants — Represents vested warrants for the purchase of 2.4 million shares of Class A common shares of Clear and for the purchase of 4.7 million common shares from Archer Aviation Inc. ("Archer"). The initial value of the warrants received from Archer is recorded as a deferred credit that will be recognized as a reduction to the cost of the aircraft received in future periods.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	June 30, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$34,184	$35,798	$—	$30,268	$5,530	$26,747	$27,441	$—	$21,985	$5,456
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.
Short-term investments, Equity securities and Restricted cash (current and non-current)	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Other assets	Fair value is determined utilizing the Black-Scholes options pricing model or observable market prices.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Avianca Loan. Avianca Holdings S.A. ("AVH") and certain of its affiliates filed voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on May 10, 2020 (the "AVH Reorganization Proceedings"). As part of the AVH Reorganization Proceedings, the Company has a debtor-in-possession ("DIP") term loan ("DIP Loan") receivable under the terms of the DIP credit agreement. The DIP Loan is not convertible. It bears paid-in-kind interest at a rate of 14.5% per annum and has a scheduled maturity date in November 2021. The DIP Loan becomes immediately payable upon AVH's emergence from bankruptcy, in either cash or shares of AVH stock, at AVH's election. As of June 30, 2021, the DIP Loan had a balance of $170 million and was recorded in Receivables on the Company's consolidated balance sheet.
Investments in Regional Carriers. United holds investments in several regional carriers that fly or used to fly for the Company as United Express under its capacity purchase agreements ("CPAs"). The combined carrying value of the investments was approximately $152 million as of June 30, 2021. United accounts for each investment using the equity method. Each investment and United's ownership stake are listed below.
•Champlain Enterprises, LLC ("Champlain"). United owns a 40% minority ownership stake in Champlain. Champlain does business as CommutAir. CommutAir currently operates 70 regional aircraft under a CPA that has a term through 2026.
•Republic Airways Holdings Inc. ("Republic"). United holds a 19% minority interest in Republic. Republic is the parent company of Republic Airways Inc. Republic currently operates 66 regional aircraft under a CPA that has a term through 2029.
•ManaAir, LLC ("ManaAir"). United holds a 49.9% minority ownership stake in ManaAir. ManaAir is the parent company of ExpressJet Airlines LLC ("ExpressJet"). The Company terminated its CPA with ExpressJet. ExpressJet flew its last commercial flight, on behalf of United, on September 30, 2020.

Other Investments. United holds other investments that are recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2021, United held these major investments:
•Fulcrum BioEnergy, Inc. ("Fulcrum"). United owns approximately 7% of the preferred shares (representing approximately 6% of the total capital stock) of Fulcrum, a company that is developing a process for transforming municipal solid waste into transportation fuels, including jet fuel and diesel. As of June 30, 2021, the carrying value of United's investment was $51 million.
•Boom Technology, Inc. ("Boom"). United holds vested warrants for the purchase of 568,857 shares of common stock of Boom, a company that is developing aircraft that will fly at supersonic speeds. As of June 30, 2021, the carrying value of the warrants was $17 million. United also holds a $120 million note receivable from Boom which we recorded at its inception date fair value of $41 million. The values of the warrants and the note are recorded as deferred credits that will be recognized as a reduction to the cost of the aircraft received in future periods.
NOTE 7 - COMMITMENTS AND CONTINGENCIES
Commitments. As of June 30, 2021, United had firm commitments and options to purchase aircraft from Boeing and Airbus as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2021	2022	2023	After 2023
Airbus A321XLR	50	—	—	—	50
Airbus A321neo	70	—	—	16	54
Airbus A350	45	—	—	—	45
Boeing 737 MAX	380	13	40	122	205
Boeing 787	8	8	—	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, or to the extent rights are exercised pursuant to the relevant agreements to modify the timing of deliveries, the amount and timing of the Company's future capital commitments could change.
United also has an agreement to purchase six used Boeing 737-700 aircraft, which it intends to sell, with expected delivery dates in 2021. In addition, United has an agreement to purchase 11 used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Eleven Boeing model aircraft were delivered in the first half of 2021 under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered in the last six months of 2021. Upon delivery of aircraft in these sale and leaseback transactions in 2021, the Company accounted for seven of these aircraft, which have a repurchase option at a price other than fair value, as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Other current liabilities and Other financial liabilities from sale-leasebacks (noncurrent) since they do not qualify for sale recognition. The remaining four aircraft that qualified for sale recognition were recorded as Operating lease right-of-use assets and Current/Long-term obligations under operating leases on the Company's consolidated balance sheet after recognition of related gains on such sale.
The table below summarizes United's commitments as of June 30, 2021, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last six months of 2021	$3.1
2022	3.4
2023	7.4
2024	4.7
2025	4.3
After 2025	12.4
$35.3
Regional CPAs. The table below summarizes the Company's expected future payments through the end of the terms of our CPAs, excluding aircraft ownership costs and variable pass-through costs such as fuel and landing fees, among others. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. We have set forth below estimates based on our current assumptions of our anticipated level of flight activity or any contractual minimum utilization levels if applicable, whichever is higher. Based on these assumptions as of June 30, 2021, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

Last six months of 2021	$1.1
2022	2.1
2023	1.9
2024	1.8
2025	1.5
After 2025	3.7
$12.1
Guarantees. As of June 30, 2021, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2038.
In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively. BRW Aviation Holding LLC and BRW are affiliates of Synergy Aerospace Corporation, and BRW is the majority shareholder of AVH. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"). In November 2018, in connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the NYSE, in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest, and (2) guaranteed BRW's obligation to pay Kingsland the difference if the market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable, is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. Due to AVH's financial uncertainty and subsequent bankruptcy filing in 2019, the Company recorded the full amount of the guarantee as a liability. Additionally, the Company posted $217 million as cash collateral for a standby letter of credit in favor of Citibank, N.A. that serves as security for a loan from Citibank to Kingsland (recorded in Restricted cash – current on the Company's consolidated balance sheet). Any drawings under the letter of credit would offset the Company's maximum possible put and guarantee payment to Kingsland by an equal amount. The posting of this collateral, and any potential credit against the Company's put and guarantee payment, are entirely related to the original transactions entered in 2018 and do not represent any new or incremental investment.
As of June 30, 2021, United is the guarantor of $113 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.

Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2021, the Company had $13.4 billion of floating rate debt with remaining terms of up to approximately 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 11 years and an aggregate balance of $10.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Negotiations. As of June 30, 2021, the Company had approximately 84,400 employees, of whom approximately 85% were represented by various U.S. labor organizations. This total includes approximately 4,500 front-line employees who elected to voluntarily separate from the Company pursuant to the first quarter 2021 Company-offered Voluntary Programs but who still remained on pay and benefit continuation as of June 30, 2021.
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
NOTE 8 - DEBT
On April 21, 2021, United paid all amounts outstanding under the 2017 Revolving Credit Facility and the 2017 Term Loan Facility, terminated the 2017 Revolving Credit Facility and the 2017 Term Loan Facility and entered into the New Loan Facilities described below. As of June 30, 2021, United had $1.75 billion available for borrowing under the New Revolving Credit Facility at any time until April 21, 2025.
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

EETC Issuance Date	Class	Face Amount	Stated interest rate	Total proceeds received from issuance of debt	Total debt recorded as of June 30, 2021
February 2021	B	$600	4.88%	$600	$600
PSP2 Note. During the six months ended June 30, 2021, UAL issued an $870 million PSP2 Note to Treasury evidencing senior unsecured indebtedness of UAL. The PSP2 Note is guaranteed by United and will mature ten years after issuance on January 15, 2031 (the "PSP2 Note Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP2 Note. UAL may, at its option, prepay the PSP2 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP2 Note upon the occurrence of certain change of control triggering events. The PSP2 Note does not require any amortization and is to be repaid in full on the PSP2 Note Maturity Date. Interest on the PSP2 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on March 31, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
PSP3 Note. During the second quarter of 2021, UAL issued an $810 million PSP3 Note to Treasury evidencing senior unsecured indebtedness of UAL. The PSP3 Note is guaranteed by United and will mature ten years after issuance on April 29, 2031 (the "PSP3 Note Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP3 Note. UAL may, at its option, prepay the PSP3 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP3 Note upon the occurrence of certain change of control triggering events. The PSP3 Note does not require any amortization and is to be repaid in full on the PSP3 Note Maturity Date. Interest on the PSP3 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on September 30, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
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
United used the net proceeds from the offering of the Notes and borrowings under the New Term Loan Facility (i) to repay in full all of the Existing Loan Facilities, including the $1.4 billion aggregate principal amount outstanding under the 2017 Term Loan Facility, the $1.0 billion aggregate principal amount outstanding under the 2017 Revolving Credit Facility and the $520 million aggregate principal amount outstanding under the CARES Act Loan, (ii) to pay fees and expenses relating to the offering of the Notes and (iii) for United's general corporate purposes. As a result of such repayments, the Existing Loan Facilities were terminated on April 21, 2021 and no further borrowings may be made thereunder.
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
As of June 30, 2021, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including $600 million of unamortized debt discount, premiums and debt issuance costs) at June 30, 2021 under then-outstanding long-term debt agreements (in millions):

Last six months of 2021	$1,001
2022	2,967
2023	2,847
2024	3,908
2025	3,378
After 2025	20,683
$34,784
NOTE 9 - SPECIAL CHARGES (CREDITS)
For the three and six months ended June 30, special charges (credits), unrealized (gains) losses on investments, debt extinguishment and modification fees, special termination benefits and settlement losses and certain credit losses in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CARES Act grant	$(1,079)	$(1,589)	$(2,889)	$(1,589)
Impairment of assets	59	80	59	130
Severance and benefit costs	11	63	428	63
(Gains) losses on sale of assets and other special charges	61	(3)	77	10
Total operating special charges (credits)	(948)	(1,449)	(2,325)	(1,386)
Nonoperating unrealized (gains) losses on investments, net	(147)	(9)	(125)	310
Nonoperating debt extinguishment and modification fees	62	—	62	—
Nonoperating special termination benefits and settlement losses	—	231	46	231
Nonoperating credit loss on BRW Term Loan and related guarantee	—	—	—	697
Total nonoperating special charges and unrealized (gains) losses on investments, net	(85)	222	(17)	1,238
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	(1,033)	(1,227)	(2,342)	(148)
Income tax expense (benefit), net of valuation allowance	203	241	494	227
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$(830)	$(986)	$(1,848)	$79
2021
CARES Act grant. During the six months ended June 30, 2021, the Company received approximately $5.8 billion in funding pursuant to the PSP2 Agreement and the PSP3 Agreement, which included an approximately $1.7 billion unsecured loan. The Company recorded $1.1 billion and $2.9 billion as grant income in Special charges (credits) during the three and six months ended June 30, 2021, respectively. The Company also recorded $52 million and $99 million for the PSP2 Warrants and PSP3 Warrants issued to Treasury as part of the PSP2 Agreement and PSP3 Agreement, within stockholders' equity, as an offset to the grant income in the three and six months ended June 30, 2021, respectively. The Company deferred recognition of $1.1 billion of the funds received under the PSP3 Agreement as of June 30, 2021 as the funds can only be used for the payment of eligible salaries, wages and benefits. The Company expects the remainder of the PSP3 Agreement funds will be recognized as income in the third quarter of 2021.
Impairment of assets. During the three and six months ended June 30, 2021, the Company recorded $59 million of impairments primarily related to 64 Embraer EMB 145LR aircraft and related engines that United retired from its regional aircraft fleet. The decision to retire these aircraft was triggered by the United Next aircraft order. In February 2021, the Company voluntarily and temporarily removed all 52 Boeing 777-200/200ER aircraft powered by Pratt & Whitney 4000 series engines from its schedule due to an engine failure incident with one of its aircraft. The Company viewed this incident as an indicator of potential impairment. Accordingly, as required under relevant accounting standards, United performed forecasted cash flow analyses and determined that the carrying value of the Boeing 777-200/200ER fleet is expected to be recoverable from future cash flows expected to be generated by that fleet and, consequently, no impairment was recorded.
Severance and benefit costs. During the three and six months ended June 30, 2021, the Company recorded charges of $11 million and $428 million, respectively, related to pay continuation and benefits-related costs provided to employees who chose to voluntarily separate from the Company. The Company offered, based on employee group, age and completed years of service, pay continuation, health care coverage, and travel benefits. Approximately 4,500 employees elected to voluntarily separate from the Company.
(Gains) losses on sale of assets and other special charges. During the three and six months ended June 30, 2021, the Company recorded charges of $61 million and $77 million, respectively, primarily related to incentives for certain of its front-line employees to receive a COVID-19 vaccination and the termination of the lease associated with three floors of its headquarters at the Willis Tower in Chicago in the first quarter of 2021.
Nonoperating unrealized losses on investments, net. During the three and six months ended June 30, 2021, the Company recorded $90 million of gains related to its equity investments and warrants in the equity of Clear. Clear undertook its initial public stock offering in June 2021. Also during the three and six months ended June 30, 2021, the Company recorded gains of $57 million and $35 million, respectively, primarily for the change in the market value of its investment in Azul.

Nonoperating debt extinguishment and modification fees. During the three and six months ended June 30, 2021, the Company recorded $62 million of charges for fees and discounts related to the issuance of the New Loan Facilities and the prepayment of the Existing Loan Facilities.
Nonoperating special termination benefits. During the six months ended June 30, 2021, as part of the first quarter Voluntary Programs, the Company recorded $46 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution into the employee's Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees.
2020
CARES Act grant. During the three and six months ended June 30, 2020, the Company received approximately $4.5 billion in funding pursuant to PSP1, which consisted of a $3.2 billion grant and a $1.3 billion unsecured loan. The Company recognized $1.6 billion of the grant as a credit to Special charges (credit) and $57 million in warrants issued to Treasury, within stockholder's equity, as an offset to the grant income.
Impairment of assets. During the three and six months ended June 30, 2020, the Company recorded impairment charges of $80 million and $130 million, respectively, for its China routes, which was primarily caused by the COVID-19 pandemic and the Company's subsequent suspension of flights to China.
Severance and benefit costs. During the three and six months ended June 30, 2020, the Company recorded $63 million related to pay continuation and benefits provided to employees who chose to voluntarily separate from the Company.
Nonoperating unrealized losses on investments, net. During the three and six months ended June 30, 2020, the Company recorded gains of $9 million and losses of $310 million, respectively. The losses in the six months ended June 30, 2020 were primarily due to the $284 million decrease in the market value of the Company's investment in Azul and the $24 million decrease in the fair value of the AVH share call options, AVH share appreciation rights and AVH share-based upside sharing agreement.
Nonoperating special termination benefits and settlement losses. During the three and six months ended June 30, 2020, the Company recorded $231 million of settlement losses related to the Company's primary defined benefit pension plans covering certain U.S. non-pilot employees, and special termination benefits offered under voluntary leave programs to certain front-line U.S. based employees participating in the non-pilot defined benefit pension plan and postretirement medical programs.
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
Impact of the COVID-19 Pandemic and Outlook
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions.
Capacity. The Company began experiencing a significant decline in international and domestic travel demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. However, since March 2021, the Company has seen increasing demand for travel both domestically and in countries where entry is permitted. The Company cut, relative to second quarter 2019 capacity, approximately 46% of its scheduled capacity for the second quarter of 2021 and expects its third quarter scheduled capacity to be down approximately 26% versus the third quarter of 2019. The Company will continue to monitor booking trends for future travel and adjust its capacity as needed.
Cost Reductions. The Company has identified over $2.0 billion of annual permanent structural cost reductions including improvements in labor efficiencies. During the first quarter of 2021, the Company offered voluntary leaves of absences to certain U.S.-based front-line employees. This program included (based on employee group, age and completed years of service) a partially-paid leave of absence with active health care coverage and travel privileges. Employees who separate from the Company after the end of such program receive certain separation benefits, such as post-employment health benefits and travel privileges. Approximately 4,500 employees elected to participate in this program, and it is expected that the majority of them will separate from employment at the end of their leave of absence. See Note 5 and Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on charges related to these programs.
Liquidity. The Company entered into a number of transactions to improve its liquidity and manage its capital. In the first half of 2021, the Company:
•issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 (the "2026 Notes") and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes," and each a "series" of Notes);
•entered into a new Term Loan Credit and Guaranty Agreement (the "New Term Loan Facility") initially providing term loans up to an aggregate amount of $5.0 billion and a new Revolving Credit and Guaranty Agreement (the "New Revolving Credit Facility" and, together with the New Term Loan Facility, the "New Loan Facilities") initially providing revolving loan commitments of up to $1.75 billion;
•repaid in full the $1.4 billion aggregate principal amount outstanding under the term loan facility (the "2017 Term Loan Facility") included in the Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the "Existing Credit Agreement");

•repaid in full the $1.0 billion aggregate principal amount outstanding under the revolving credit facility (the "2017 Revolving Credit Facility") included in the Existing Credit Agreement;
•repaid in full the $520 million aggregate principal amount outstanding under the Loan and Guarantee Agreement, dated as of September 28, 2020, among United, UAL, the U.S. Treasury Department ("Treasury") and the Bank of New York Mellon, as administrative agent, as amended (the "CARES Act Loan"), which was entered into pursuant to the loan program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");
•entered into approximately $0.6 billion in new enhanced equipment trust certificates ("EETC"); and
•raised approximately $0.5 billion in net cash proceeds from the issuance and sale of UAL common stock.
In addition to the foregoing transactions, United entered into the following agreements with Treasury:
PSP2. On January 15, 2021, United entered into a Payroll Support Program Extension Agreement (the "PSP2 Agreement") with Treasury providing the Company with total funding of approximately $3.0 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees. Approximately $2.1 billion was provided as a direct grant and $870 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note"). See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information on the warrants issued in connection with the PSP2 Note and Note 8 of this report for a discussion of the PSP2 Note. As a result of the PSP2 Agreement, the Company offered an opportunity to return to active employment to U.S. employees who were impacted by involuntary furloughs.
PSP3. On April 29, 2021, in connection with the Payroll Support Program established under Section 7301 of the American Rescue Plan Act of 2021, United entered into a Payroll Support Program 3 Agreement (the "PSP3 Agreement") with Treasury providing the Company with total funding of approximately $2.8 billion. Approximately $2.0 billion was provided as a direct grant and $810 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP3 Note"). These funds will be used by United exclusively for the continuation of payment of its employee wages, salaries and benefits. See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information on the warrants issued in connection with the PSP3 Note and Note 8 of this report for a discussion of the PSP3 Note.
United Next. On June 27, 2021, United entered into a supplemental agreement to that certain Purchase Agreement, dated May 15, 2018 with The Boeing Company ("Boeing") for a firm narrowbody aircraft order of 200 Boeing 737 MAX aircraft. The order consists of 150 Boeing 737 MAX 10s and 50 Boeing 737 MAX 8s. Also on June 27, 2021, United entered into an amendment to that certain Purchase Agreement, dated December 3, 2019 with Airbus S.A.S. ("Airbus") for a firm narrowbody aircraft order of 70 Airbus A321neo aircraft. The firm orders of 200 Boeing 737 MAX aircraft and 70 Airbus A321neo aircraft are expected to be delivered starting in 2023 through 2028 and 2026, respectively.
The "United Next" plan will have a transformational effect on the customer experience and is expected to increase the total number of available seats per domestic departure by almost 30% by 2026 and significantly lower carbon emissions per seat.
The new aircraft order will come with a new signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight WiFi, as well as a bright look-and-feel with LED lighting. Adding these new 737 MAX and Airbus A321neo aircraft means the Company will replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to significant sustainability benefits compared to older planes: an expected 11% overall improvement in fuel efficiency and an expected 17-20% lower carbon emission per seat compared to older planes.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended June 30, 2021 as compared to the corresponding period in 2020.
Second Quarter 2021 Compared to Second Quarter 2020
The Company recorded a net loss of $434 million in the second quarter of 2021 as compared to a net loss of $1.6 billion in the second quarter of 2020. The Company considers a key measure of its performance to be operating income (loss), which was a $270 million loss for the second quarter of 2021, as compared to a $1.6 billion loss for the second quarter of 2020, a $1.4 billion decrease year-over-year, primarily as a result of improvements in demand for air travel. Significant components of the

Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Operating revenue	$5,471	$1,475	$3,996	270.9
Operating expense	5,741	3,112	2,629	84.5
Operating loss	(270)	(1,637)	(1,367)	(83.5)
Nonoperating expense, net	(294)	(366)	(72)	(19.7)
Income tax benefit	(130)	(376)	(246)	(65.4)
Net loss	$(434)	$(1,627)	$(1,193)	(73.3)
Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2021	2020	Increase (Decrease)	% Change
Passengers (thousands) (a)	23,909	2,813	21,096	749.9
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	28,514	2,970	25,544	860.1
Available seat miles ("ASMs" or "capacity") (millions) (c)	39,613	8,963	30,650	342.0
Passenger load factor (d)	72.0%	33.1%	38.9 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	11.02	7.60	3.42	45.0
Average yield per revenue passenger mile ("Yield") (cents) (e)	15.31	22.93	(7.62)	(33.2)
Cargo revenue ton miles ("CTM") (millions) (f)	892	496	396	79.8
Cost per available seat mile ("CASM") (cents)	14.49	34.72	(20.23)	(58.3)
Average price per gallon of fuel, including fuel taxes	$1.97	$1.18	$0.79	66.9
Fuel gallons consumed (millions)	625	204	421	206.4
Employee headcount, as of June 30	84,400	91,800	(7,400)	(8.1)
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Passenger revenue	$4,366	$681	$3,685	541.1
Cargo	606	402	204	50.7
Other operating revenue	499	392	107	27.3
Total operating revenue	$5,471	$1,475	$3,996	270.9

The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2020:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$2,746	$266	$98	$575	$3,685
Passenger revenue	506.6%	466.7%	288.2%	1,197.9%	541.1%
Average fare per passenger	(22.5)%	(22.0)%	(8.8)%	(49.7)%	(24.6)%
Yield	(32.7)%	(35.2)%	13.8%	(44.8)%	(33.2)%
PRASM	57.0%	14.4%	42.7%	(10.1)%	45.0%
Passengers	682.3%	626.7%	325.7%	2,481.7%	749.9%
RPMs (traffic)	801.8%	775.2%	241.3%	2,250.5%	860.1%
ASMs (capacity)	286.1%	396.3%	172.1%	1,343.1%	342.0%
Passenger load factor (points)	47.6	20.2	4.9	27.3	38.9
Passenger revenue increased $3.7 billion, or 541.1%, in the second quarter of 2021 as compared to the year-ago period, primarily due to improvements in demand for air travel as COVID-19 vaccinations are increasingly available in the United States and certain other jurisdictions and as more governments are lifting travel and quarantine restrictions.
Cargo revenue increased $204 million, or 50.7%, in the second quarter of 2021 as compared to the year-ago period, primarily due to an increase in cargo-only flights as a result of increased demand for critical goods during the COVID-19 pandemic and continued capacity growth across markets.
Other operating revenue increased $107 million, or 27.3%, in the second quarter of 2021 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Salaries and related costs	$2,276	$2,170	$106	4.9
Aircraft fuel	1,232	240	992	413.3
Depreciation and amortization	620	618	2	0.3
Landing fees and other rent	564	429	135	31.5
Regional capacity purchase	547	388	159	41.0
Aircraft maintenance materials and outside repairs	302	110	192	174.5
Distribution expenses	139	31	108	348.4
Aircraft rent	52	47	5	10.6
Special charges (credits)	(948)	(1,449)	(501)	NM
Other operating expenses	957	528	429	81.3
Total operating expenses	$5,741	$3,112	$2,629	84.5
Salaries and related costs increased $106 million, or 4.9%, in the second quarter of 2021 as compared to the year-ago period, despite the 8.1% decrease in headcount, primarily due to several factors including an increase in front-line employees' salaries from higher flight capacity, prior year schedule reductions for management and administrative employees, prior year Company offered leaves of absence by front-line employees and $34 million in lower tax credits provided by the Employee Retention Credit under the CARES Act.
Aircraft fuel expense increased by $992 million, or 413.3%, in the second quarter of 2021 as compared to the year-ago period, due to both higher average price per gallon and increased consumption. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended June 30, 2021 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2021	2020	% Change	2021	2020	% Change
Fuel expense	$1,232	$240	413.3%	$1.97	$1.18	66.9%
Fuel consumption (gallons)	625	204	206.4%
Landing fees and other rent increased $135 million, or 31.5%, in the second quarter of 2021 as compared to the year-ago period, primarily due to an increase in capacity-based rent and landing fees.
Regional capacity purchase increased $159 million, or 41.0%, in the second quarter of 2021 as compared to the year-ago period, primarily due to increased regional flying and increased pass-through maintenance costs.
Aircraft maintenance materials and outside repairs increased $192 million, or 174.5%, in the second quarter of 2021 as compared to the year-ago period, primarily due to higher volumes of flying and the timing of airframe maintenance events.
Distribution expenses increased $108 million, or 348.4%, in the second quarter of 2021 as compared to the year-ago period, primarily due to higher credit card fees, commissions and higher volume of global distribution fees as a result of the overall increase in passenger revenue.
Details of the Company's special charges (credits) include the following for the three months ended June 30 (in millions):

	2021	2020
CARES Act grant	$(1,079)	$(1,589)
Impairment of assets	59	80
Severance and benefit costs	11	63
(Gains) losses on sale of assets and other special charges	61	(3)
Special charges (credits)	$(948)	$(1,449)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $429 million, or 81.3%, in the second quarter of 2021 as compared to the year ago period, primarily due to improved flight activities which resulted in an increase in our catering, airport ground handling, navigation fees, technology projects and crew-related expenses.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Interest expense	$(426)	$(196)	$230	117.3
Interest capitalized	22	17	5	29.4
Interest income	12	11	1	9.1
Unrealized gains on investments, net	147	9	138	NM
Miscellaneous, net	(49)	(207)	(158)	(76.3)
Total	$(294)	$(366)	$(72)	(19.7)
Interest expense increased $230 million, or 117.3%, in the second quarter of 2021 as compared to the year-ago period, primarily due to the issuance of new debt to provide additional liquidity to the Company during the COVID-19 pandemic.
Unrealized gains on investments, net, was $147 million in the second quarter of 2021 as compared to $9 million in the year-ago period, primarily due to the change in the market value of the Company's equity investment in Azul Linhas Aéreas Brasileiras S.A. ("Azul") and Clear Secure, Inc. (formerly Alclear, Inc.) ("Clear"). See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net decreased $158 million in the second quarter of 2021 as compared to the year-ago period, primarily due to $231 million of special termination benefits and settlement losses related to voluntary separation programs under the Company's postretirement medical programs and defined benefit plans recorded in the second quarter of 2020. See Notes 5, 6, 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2021 Compared to First Six Months 2020
The Company recorded a net loss of $1.8 billion in the first six months of 2021 as compared to a net loss of $3.3 billion in the first six months of 2020. The Company considers a key measure of its performance to be operating income (loss), which was a $1.7 billion loss for the first six months of 2021, as compared to a $2.6 billion loss for the first six months of 2020, a $958 million decrease year-over-year. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Operating revenue	$8,692	$9,454	$(762)	(8.1)
Operating expense	10,343	12,063	(1,720)	(14.3)
Operating loss	(1,651)	(2,609)	(958)	(36.7)
Nonoperating expense, net	(664)	(1,508)	(844)	(56.0)
Income tax benefit	(524)	(786)	(262)	(33.3)
Net loss	$(1,791)	$(3,331)	$(1,540)	(46.2)
Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2021	2020	Increase (Decrease)	% Change
Passengers (thousands)	38,583	33,172	5,411	16.3
RPMs (millions)	45,762	46,199	(437)	(0.9)
ASMs (millions)	69,983	69,901	82	0.1
Passenger load factor	65.4%	66.1%	(0.7) pts.	N/A
PRASM (cents)	9.55	11.08	(1.53)	(13.8)
Yield (cents)	14.60	16.77	(2.17)	(12.9)
CTM (millions)	1,657	1,191	466	39.1
CASM (cents)	14.78	17.26	(2.48)	(14.4)
Average price per gallon of fuel, including fuel taxes	$1.87	$1.76	$0.11	6.3
Fuel gallons consumed (millions)	1,115	1,114	1	0.1
Employee headcount, as of June 30	84,400	91,800	(7,400)	(8.1)
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Passenger revenue	$6,682	$7,746	$(1,064)	(13.7)
Cargo	1,103	666	437	65.6
Other operating revenue	907	1,042	(135)	(13.0)
Total operating revenue	$8,692	$9,454	$(762)	(8.1)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Increase (decrease) from 2020:
	Domestic	Atlantic	Pacific	Latin	Consolidated
Passenger revenue (in millions)	$(46)	$(601)	$(501)	$84	$(1,064)
Passenger revenue	(0.9)%	(53.2)%	(69.4)%	9.9%	(13.7)%
Average fare per passenger	(17.3)%	(18.0)%	38.9%	(26.1)%	(25.8)%
Yield	(16.2)%	(29.1)%	78.7%	(15.8)%	(12.9)%
PRASM	(3.8)%	(48.3)%	(40.2)%	(29.7)%	(13.8)%
Passengers	19.8%	(42.9)%	(78.0)%	48.8%	16.3%
RPMs (traffic)	18.3%	(33.9)%	(82.9)%	30.5%	(0.9)%
ASMs (capacity)	3.0%	(9.5)%	(48.8)%	56.4%	0.1%
Passenger load factor (points)	9.8	(17.3)	(43.3)	(12.1)	(0.7)
Passenger revenue in the first six months of 2021 decreased $1.1 billion, or 13.7%, as compared to the year-ago period, primarily due to the impacts of the worldwide spread of COVID-19 and travel restrictions that started in the latter part of the first quarter of 2020.
Cargo revenue increased $437 million, or 65.6%, in the first six months of 2021 as compared to the year-ago period, primarily due to an increase in cargo-only flights as a result of increased demand for critical goods during the COVID-19 pandemic. With long haul passenger demand now increasing we will cease most cargo-only flights for the remainder of 2021 although we continue to project strong cargo yields for the remainder of the year.
Other operating revenue decreased $135 million, or 13.0%, in the first six months of 2021 as compared to the year-ago period, primarily due to lower passenger volumes, lower United Club lounge usage, and a decline in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expenses. The table below includes data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Salaries and related costs	$4,500	$5,125	$(625)	(12.2)
Aircraft fuel	2,083	1,966	117	6.0
Depreciation and amortization	1,243	1,233	10	0.8
Landing fees and other rent	1,083	1,052	31	2.9
Regional capacity purchase	1,026	1,125	(99)	(8.8)
Aircraft maintenance materials and outside repairs	571	544	27	5.0
Distribution expenses	224	326	(102)	(31.3)
Aircraft rent	107	97	10	10.3
Special charges (credits)	(2,325)	(1,386)	939	NM
Other operating expenses	1,831	1,981	(150)	(7.6)
Total operating expenses	$10,343	$12,063	$(1,720)	(14.3)
Salaries and related costs decreased $625 million, or 12.2%, in the first six months of 2021 as compared to the year-ago period, primarily due to lower headcount as a result of various employee voluntary separation programs since the start of the COVID-19 pandemic and a $206 million increase in tax credits provided by the Employee Retention Credit under the CARES Act.
Aircraft fuel expense increased $117 million, or 6.0%, in the first six months of 2021 as compared to the year-ago period, primarily due to the higher average price per gallon of fuel. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2021 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2021	2020	% Change	2021	2020	% Change
Fuel expense	$2,083	$1,966	6.0%	$1.87	$1.76	6.3%
Fuel consumption (gallons)	1,115	1,114	0.1%
Regional capacity purchase decreased $99 million, or 8.8%, in the first six months of 2021 as compared to the year-ago period, primarily due to reduced regional flying in the first half of 2021 as a result of COVID-19 compared to the first half of 2020 which did not experience significantly reduced flying until March of that time period.
Distribution expenses decreased $102 million, or 31.3%, in the first six months of 2021 as compared to the year-ago period, primarily due to lower credit card fees, commissions and lower volume of global distribution fees as a result of the overall decrease in passenger revenue due to the COVID-19 pandemic.
Details of the Company's special charges (credits) include the following for the six months ended June 30 (in millions):

	2021	2020
CARES Act grant	$(2,889)	$(1,589)
Impairment of assets	59	130
Severance and benefit costs	428	63
(Gains) losses on sale of assets and other special charges	77	10
Special charges (credits)	$(2,325)	$(1,386)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses decreased $150 million, or 7.6%, in the first six months of 2021 as compared to the year-ago period, primarily due to the impacts of COVID-19 on our catering and crew-related expenses, as well as lower advertising and other discretionary spend.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Interest expense	$(779)	$(367)	$412	112.3
Interest capitalized	39	38	1	2.6
Interest income	19	37	(18)	(48.6)
Unrealized gains (losses) on investments, net	125	(310)	435	NM
Miscellaneous, net	(68)	(906)	(838)	(92.5)
Total	$(664)	$(1,508)	$(844)	(56.0)
Interest expense increased $412 million, or 112.3%, in the first six months of 2021 as compared to the year-ago period, primarily due to the issuance of new debt to provide additional liquidity to the Company during the COVID-19 pandemic.
Unrealized gains on investments, net, was $125 million in the first six months of 2021 as compared to $310 million in unrealized losses in the year-ago period, primarily due to the change in the market value of the Company's equity investment in Azul. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to this equity investment.
Miscellaneous, net decreased $838 million in the first six months of 2021 as compared to the year-ago period, primarily due to the $697 million of credit loss allowances associated with the Company's Term Loan Agreement, with, among others, BRW Aviation Holding LLC and BRW Aviation LLC, and the related guarantee recorded in the first quarter of 2020, and lower special termination benefits related to voluntary separation programs under the Company's non-pilot U.S. defined benefit pension plan and postretirement medical programs. See Notes 5, 6, 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2021, the Company had $21.1 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $11.7 billion at December 31, 2020. As of June 30, 2021, the Company also had $1.75 billion available for borrowing under the New Revolving Credit Facility at any time until April 21, 2025.
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
On January 15, 2021, United entered into the PSP2 Agreement with Treasury, providing the Company with total funding of approximately $3.0 billion, consisting of approximately $2.1 billion as a direct grant and $870 million as indebtedness evidenced by the PSP2 Note. See Note 8 to the financial statements included in Part I, Item 1 of this report for a discussion of the PSP2 Note.
On April 29, 2021, United entered into a PSP3 Agreement with Treasury, providing the Company with total funding of approximately $2.8 billion, consisting of approximately $2.0 billion as a direct grant and $810 million as indebtedness evidenced by the PSP3 Note. See Note 8 to the financial statements included in Part I, Item 1 of this report for a discussion of the PSP3 Note.
Several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2021, UAL and United were in compliance with their respective debt covenants.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2021, the Company had approximately $41.8 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $2.6 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines.
As of June 30, 2021, United had firm commitments and options to purchase aircraft from Boeing and Airbus as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2021	2022	2023	After 2022
Airbus A321XLR	50	—	—	—	50
Airbus A321neo	70	—	—	16	54
Airbus A350	45	—	—	—	45
Boeing 737 MAX	380	13	40	122	205
Boeing 787	8	8	—	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, or to the extent rights are exercised pursuant to the relevant agreements to modify the timing of deliveries, the amount and timing of the Company's future capital commitments could change.

United also has an agreement to purchase six used Boeing 737-700 aircraft, which it intends to sell, with expected delivery dates in 2021. In addition, United has an agreement to purchase 11 used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Eleven Boeing model aircraft were delivered in 2021 under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered in the last six months of 2021.
As of June 30, 2021, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments for approximately $35.3 billion, of which approximately $3.1 billion, $3.4 billion, $7.4 billion, $4.7 billion, $4.3 billion and $12.4 billion are due in the last six months of 2021 and for the full years 2022, 2023, 2024, 2025 and thereafter, respectively. To the extent the Company and Boeing agree to modify the timing of Boeing 737 MAX deliveries, the amount and timing of the Company's future capital commitments could change.
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
As of June 30, 2021, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots, was pledged under various loan and other agreements. As of April 21, 2021, the Company pledged as collateral for the Notes and the New Loan Facilities the following: (i) all of United's route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) United's rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport (subject to certain exclusions), and (iii) United's rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority.
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
Sources and Uses of Cash
Operating Activities. Cash flows provided by operations were $3.1 billion for the six months ended June 30, 2021 compared to cash flows used in operations of $67 million for the same period in 2020. The increase is primarily attributable to improvements in the demand for passenger travel as well as government grant funding provided under the PSP2 Agreement and PSP3 Agreement of $4.1 billion partially offset by continuing operating losses as a result of the COVID-19 pandemic.
Investing Activities. Capital expenditures were approximately $1.3 billion and $2.0 billion in the six months ended June 30, 2021 and 2020, respectively. Capital expenditures for the six months ended June 30, 2021 were primarily attributable to advance deposits for future aircraft purchases.

Financing Activities. Significant financing events in the six months ended June 30, 2021 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the six months ended June 30, 2021, the Company made payments for debt, finance leases and other financing liabilities of $4.1 billion, primarily for repayments of $1.4 billion aggregate principal amount outstanding under the 2017 Term Loan Facility, $1.0 billion aggregate principal amount outstanding under the 2017 Revolving Credit Facility and $520 million aggregate principal amount outstanding under the CARES Act Loan.
Debt Issuances. During the six months ended June 30, 2021, United received and recorded:
•$870 million from the PSP2 Note;
•$600 million of proceeds as debt from the EETC pass-through trusts established in February 2021;
•$810 million from the PSP3 Note;
•$5.0 billion from the New Term Loan Facility; and
•$4.0 billion from the 2026 Notes and 2029 Notes.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.
Share Issuance. During the six months ended June 30, 2021, the Company raised approximately $532 million in net cash proceeds from the issuance and sale of UAL common stock through "at the market offerings" under equity distribution agreements entered into in June 2020 and March 2021. During the quarter ended June 30, 2021, approximately 8,300 shares were sold through "at the market offerings" under such equity distribution agreements at an average price of $55.13 per share, with net proceeds to the Company totaling approximately $0.5 million.
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
Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as conditional statements, statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law.
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the adverse impacts of the ongoing COVID-19 global pandemic, and possible outbreaks of another disease or similar public health threat in the future, on our business, operating results, financial condition, liquidity and near-term and long-term strategic operating plan, including possible additional adverse impacts resulting from the duration and spread of the pandemic; unfavorable economic and political conditions in the United States and globally; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; our reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; adverse publicity, harm to our brand; reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners, or another airline; terrorist attacks, international hostilities or other security events, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry; increasing privacy and data security obligations or a significant data breach; disruptions to our regional network and United Express flights provided by third-party regional carriers; the failure of our significant investments in other airlines, equipment manufacturers and other aviation industry participants to produce the returns or results we expect; further changes to the airline industry with respect to alliances and joint business arrangements or due to consolidations; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; our reliance on single suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions on our operations; extended interruptions or disruptions in service at major airports where we operate; the impacts of seasonality and other factors associated with the airline industry; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; any damage to our reputation or brand image; the limitation of our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; the costs of compliance with extensive government regulation of the airline industry; costs, liabilities and risks associated with environmental regulation and climate change; the impacts of our significant amount of financial leverage from fixed obligations, the possibility we may seek material amounts of additional financial liquidity in the short-term and the impacts of insufficient liquidity on our financial condition and business; failure to comply with the covenants in the MileagePlus financing agreements, resulting in the possible acceleration of the MileagePlus indebtedness, foreclosure upon the collateral securing the MileagePlus indebtedness or the exercise of other remedies; failure to comply with financial and other covenants governing our other debt; changes in, or failure to retain, our senior management team or other key employees; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; increases in insurance costs or inadequate insurance coverage; and other risks and uncertainties set forth under Part II, Item 1A.,

Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2021, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2021
During the three months ended June 30, 2021, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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
•The failure of our significant investments in other airlines, equipment manufactures and other aviation industry participants, including AVH and its affiliates, and the commercial relationships that we have with those entities, to produce the returns or results we expect;
•Further changes to the airline industry with respect to alliances and JBAs or due to consolidations;
•Changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, and any inability to accept or integrate new aircraft into the Company's fleet as planned;
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
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. Measures such as "shelter in place" or quarantine requirements, international and domestic travel restrictions or advisories, limitations on public gatherings, social distancing recommendations, remote work arrangements and closures of tourist destinations and attractions, as well as consumer perceptions of the safety, ease and predictability of air travel, contributed to a precipitous decline in passenger demand and bookings for both business and leisure travel.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020. The decline in demand caused a material deterioration in our revenues in 2020, resulting in a net loss of $7.1 billion. The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including those outside our control related to the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines, passenger testing requirements, mask mandates or other restrictions on travel, all of which are highly uncertain and cannot be predicted with certainty. In response to decreased demand, the Company cut, relative to 2019 capacity, approximately 57% of its scheduled capacity for 2020. In the second quarter of 2021, scheduled capacity was down approximately 46% versus the second quarter of 2019. However, since March 2021, the Company has seen increasing demand for travel both domestically and in countries where entry is permitted. The Company currently expects scheduled capacity for the third quarter of 2021 to be down 26% compared to the third quarter of 2019. However, as noted above, the full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, including vaccination programs, new variants of the virus and government-imposed travel restrictions. As such, the Company's actual flown capacity may differ materially from its currently scheduled capacity.
The Company has taken a number of actions in response to the decreased demand for air travel, including those described in Part I. Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report and in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the 2020 Form 10-K. The grants and loans under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as extended, subject the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase UAL's equity securities; requirements to maintain certain levels of scheduled service, requirements to recall certain furloughed employees and maintain U.S. employment levels through September 30, 2021 or the date on which the Company has expended all of the support, whichever is later and certain limitations on executive compensation. These restrictions and requirements have materially affected and will continue to materially affect the Company's operations, and the Company may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on executive compensation may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance and liquidity position will depend on future developments, including the effectiveness of the mitigation strategies discussed above in offsetting decreased demand so long as demand remains suppressed, the duration and spread of COVID-19 in different markets and related governmental actions, the impact of COVID-19 on overall long-term domestic and international demand for air travel, including the impact on overall demand for business travel as a result of increased usage of teleconferencing and other technologies, and the impact of COVID-19 on the financial health and operations of the Company's business partners. All of these future developments are highly uncertain and cannot be predicted with certainty. The COVID-19 pandemic has had a material impact on the Company, and the continuation of reduced demand could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.
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
COVID-19 materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with adjusting and executing our strategic operating plans in the long-term.
COVID-19 materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with adjusting and executing our strategic operating plans in the long-term. In recent years, we have announced several strategic operating plans, including several revenue-generating initiatives and plans to optimize our revenue, such as our plans to add capacity, including international expansion and new or increased service to mid-size airports, initiatives and plans to optimize and control our costs and opportunities to enhance our segmentation and improve the customer experience at all points in air travel. In the second quarter of 2021, we announced the "United Next" plan, including firm orders of 200 Boeing 737 MAX aircraft and 70 Airbus A321neo aircraft, plans to retrofit the remaining mainline, narrow-body fleet to transform the customer experience and create a new signature interior and plans to increase the number of mainline daily departures and available seats across our North American network. In developing our strategic operating plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. Most significantly in 2020, the precipitous decline in demand for air travel required us to cut, rather than grow, capacity, and materially and adversely impacted our ability to execute our strategic operating plans. We have since adjusted our strategic operating plans based on our expectations for increased customer demand with the "United Next" plan. If we do not successfully execute or adjust our strategic operating plans in the long-term, or if actual results continue to vary significantly from our assumptions, our business, operating results and financial condition could be materially and adversely impacted.
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
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances and the creation of immunized joint business arrangements ("JBAs") have altered and are expected to continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and services and competitive cost structures.
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

The Company depends on automated systems and technology to operate its business, including, but not limited to, computerized airline reservation systems, electronic tickets, electronic airport kiosks, demand prediction software, flight operations systems, in-flight wireless internet, cloud-based technologies, revenue management systems, accounting systems, technical and business operations systems, telecommunication systems and commercial websites and applications, including www.united.com and the United Airlines app. United's website and other automated systems must be able to accommodate a high volume of traffic, maintain secure information and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to various events, some of which are beyond the Company's control, including natural disasters, power failures, terrorist attacks, equipment or software failures, cybersecurity attacks or other security breaches. We have initiatives in place to prevent disruptions and disaster recovery plans, and we continue to invest in improvements to these initiatives and plans; however, these measures may not be adequate to prevent or mitigate disruptions. Substantial or repeated systems failures or disruptions, including failures or disruptions related to the Company's complex integration of systems, could reduce the attractiveness of the Company's services versus those of our competitors, materially impair our ability to market our services and operate our flights, result in the unauthorized release of confidential or otherwise protected information, negatively impact our reputation among our customers and the public, subject us to liability to third parties, regulatory action or contract termination, result in other increased costs, lost revenue and the loss or compromise of important data. As a result, substantial or repeated systems failures or disruptions may adversely affect the Company's business, operating results and financial condition.
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
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner, one of the Company's regional carriers or another airline, or an incident involving the Company's operations, or the operations of a codeshare partner, Original Equipment Manufacturers, one of the Company's regional carriers or of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident created a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Additionally, any accident, catastrophe or incident involving an aircraft type that is operated by the Company, its codeshare partners or regional carriers could have a material adverse effect on the Company if such accident, catastrophe or incident creates a public perception that such aircraft type was not safe or reliable. Further, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could expose the Company to significant tort liability. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, catastrophe or incident, and the Company's codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company's liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident which may result in a material adverse effect on the Company's operating results and financial condition. In addition, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could result in operational restrictions on the Company, including voluntary or mandatory groundings of aircraft. For example, the Company decided to voluntarily ground its Boeing 737 aircraft following certain electrical issues, and in February 2021, the FAA issued an Emergency Airworthiness Directive regarding certain Boeing 777 Pratt & Whitney powered aircraft. The resulting public perceptions of the safety of our operations and the reliability of certain Boeing 777 Pratt & Whitney powered aircraft and Boeing 737 aircraft, including the new Boeing 737 MAX 8 aircraft and Boeing 737 MAX 10 aircraft that the Company ordered in the second quarter of 2021, could adversely affect our business. A prolonged period of time operating a reduced fleet in these circumstances could result in a material adverse effect on the Company's operating results and financial condition.
In addition, the outbreak and spread of the COVID-19 pandemic have adversely impacted customer perceptions of the health and safety of travel and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights, at airports and during other travel-related activities has had, and may continue to have, a material adverse effect on the public's perception of us, which has harmed, and may continue to harm, our reputation and business. We have incurred, and expect that we will continue to incur, COVID-19-related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers and combat negative customer perceptions of the health and safety of travel on our aircraft and at our terminals. Negative public perceptions could, in turn, result in adverse publicity for the Company, cause harm to the Company's brand and reduce travel demand on the Company's flights, or the flights of its codeshare partners or regional carriers.
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
Additionally, the Company must manage the increasing threat of continually evolving cybersecurity risks. Our network, systems and storage applications, and those systems and applications maintained by our third-party commercial partners (such as credit card companies and international airline partners), may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions, including those involving criminal hackers, denial of service attacks, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. In addition, as attacks by cybercriminals become more sophisticated, frequent and intense, the costs of proactive defense measures have increased and may continue to increase. In addition, several large organizations recently have been affected by "ransomware" attacks, and these highly publicized events may embolden individuals or groups to target our systems or the third party systems on which we rely. Furthermore, the Company's remote work arrangements make it more vulnerable to targeted activity from cybercriminals and significantly increase the risk of cyberattacks or other security breaches. While we continually work to safeguard our internal network, systems and applications, including through risk assessments, system monitoring, cybersecurity and data protection security policies, processes and technologies and employee awareness and training, and require third-party security standards, there is no assurance that such actions will be sufficient to prevent cyberattacks or data breaches.
Any such cyberattacks or data breaches could result in significant costs, including monetary damages, operational impacts, including service interruptions and delays, and reputational harm. Furthermore, the loss, disclosure, misappropriation of or access to sensitive Company information, customers', employees' or business partners' information or the Company's failure to meet its privacy obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or the Company's failure to meet its obligations may adversely affect the Company's operations, reputation, relationships with our business partners, business, operating results and financial condition.
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
Although the Company has agreements with its regional carriers that include contractually agreed performance metrics, each regional carrier is a separately certificated commercial air carrier, and the Company does not control the operations of these carriers. A number of factors may impact the Company's regional network, including weather-related effects, seasonality and any significant declines in demand for air travel services, including as a result of the on-going COVID-19 pandemic.
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
Our significant investments in other airlines, equipment manufacturers and other aviation industry participants, and the commercial relationships that we have with those entities, may not produce the returns or results we expect.
An important part of the Company's strategy to expand its global network has included making significant investments in other airlines, both domestically and in other parts of the world, as well as in other aviation industry participants, including producers of sustainable aviation fuel, manufacturers of electric and other new generation aircraft. The Company recently announced the formation of United Airlines Ventures ("UAV"), a corporate venture fund through which the Company intends to continue to invest in emerging companies that have the potential to influence the future of travel, concentrating on sustainability concepts that will complement United's goal of net zero emissions by 2050 as well as aerospace developments and innovative technologies. The Company has made investments in participants in various aspects of the aviation industry, including Archer Aviation Inc., Boom Technology Inc., Heart Aerospace, 1PointFive, Inc., Fulcrum BioEnergy, Inc., Journera, Inc. and Clear.
In addition to these investments, the Company has also invested in other airlines and expanded its commercial relationships with these carriers. For example, in January 2019, the Company completed the acquisition of a 49.9% interest in ManaAir LLC ("ManaAir"), which, as of immediately following the closing of that investment, owns 100% of the equity interests in ExpressJet Airlines, LLC ("ExpressJet"). The Company also has minority equity interests in CommutAir and Republic Airways Holdings Inc. See Note 9 to the financial statements included in Part II, Item 8 of the 2020 Form 10-K and Note 6 to the financial statements included in Part I, Item I of this report for additional information regarding the Company's investments in regional airlines. The Company also has significant investments in several Latin American airlines, including in Avianca Holdings, S.A. ("AVH") and BRW Aviation LLC ("BRW"), an affiliate of Synergy Aerospace Corporation and the majority shareholder of AVH, and in Azul Linhas Aéreas Brasileiras S.A. ("Azul"). In the future, the Company's regional and global business strategy could include entering into JBAs, commercial agreements and strategic alliances with other carriers, and possibly making loan transactions with, and non-controlling investments in, such carriers.
These transactions and relationships involve significant challenges and risks. Many of the companies in which the Company has invested are developing new and unproved technology. In addition, the Company faces competition in forming and maintaining relationships with other carriers, since there are a limited number of potential arrangements, and other airlines and industry participants are looking to enter into similar relationships. With regard to some of the airline investments, the Company is dependent on these other carriers for significant aspects of its network in the regions in which they operate. While the Company works closely with these carriers, each is a separately certificated commercial air carrier, and the Company does not have control over their operations, strategy, management or business methods. And not only are these airlines subject to a number of the same risks as the Company's business, which are described elsewhere in this Part II, Item 1A. Risk Factors, including the impact of the COVID-19 pandemic, competitive pressures on pricing, demand and capacity, changes in aircraft fuel pricing, and the impact of global and local political and economic conditions on operations and customer travel patterns, among others, they are also subject to their own distinct financial and operational risks.
As a result of these and other factors, the Company has not received, and may in the future not receive, satisfactory or expected returns on certain of its investments or repayment of invested or loaned funds. For example, we recorded a full credit loss allowance for the Company's $456 million term loan to BRW following BRW's default on such loan and the subsequent bankruptcy filing of BRW's subsidiary AVH, the parent of Aerovías del Continente Americano S.A. ("Avianca"), and the Company expects to pay $217 million to Kingsland Holdings Limited if, as expected, BRW defaults on the cooperation payment owed to Kingsland and guaranteed by the Company. In addition, the Company's $150 million senior secured convertible term loan to AVH, which was subsequently refinanced, or "rolled up", as a Tranche B loan in AVH's $2 billion debtor-in-possession financing, may not be repaid, and/or may be converted into new equity of AVH, if and when it emerges from bankruptcy. Finally, as the Company exercised its right to withdraw all aircraft from its capacity purchase agreement with ExpressJet, and, as of October 1, 2020 ExpressJet no longer provides regional capacity services to United, the Company's investment in ManaAir may not be recovered in full or at all. See Notes 8, 9, 11 and 13 to the financial statements included in Part II, Item 8 of the 2020 Form 10-K and Notes 6 and 7 to the financial statements included in Part I, Item I of this report for additional information regarding the Company's investments in AVH and Azul, its capacity purchase arrangements with ExpressJet and the Company's guarantee of the cooperation payment referenced above, respectively.
Further, the Company's investments, including its investments through UAV, may not generate the revenue or operational synergies the Company expects, and they may distract management focus from the Company's operations or other strategic options. The Company may also be subject to consequences from any illegal conduct of JBA partners, including for failure to comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act. Furthermore, the Company's relationships with these entities may be subject to the laws and regulations of non-U.S. jurisdictions in which these entities are located or conduct business. In addition, any political or regulatory change in these jurisdictions that negatively impacts or prohibits the Company's arrangements with these entities could have an adverse effect on the Company's operating results or financial condition. Finally, the Company's reliance on other carriers in the regions in which they operate may negatively impact the Company's regional and global operations and results if those carriers continue to be impacted by the COVID-19 pandemic and other general business risks discussed above or perform below the Company's expectations or needs and are not able to effectively mitigate these impacts or restore performance levels.
Any one or more of these events could have a material adverse effect on the Company's operating results or financial condition.
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
Orders for new aircraft typically must be placed years in advance of scheduled deliveries, and changes in the Company's network strategy over time or other factors outside of the Company's control may make aircraft on order less economic for the Company, result in costs related to modification or termination of aircraft orders or cause the Company to enter into orders for new aircraft on less favorable terms, and any inability to accept or integrate new aircraft into the Company's fleet as planned could increase costs or affect the Company's flight schedules.
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft, and the financial commitment required for purchases of new aircraft is substantial. As of June 30, 2021, the Company had firm commitments to purchase 553 new aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus"), as well as related agreements with engine manufacturers, maintenance providers and others. As of June 30, 2021, the Company's commitments relating to the acquisition of aircraft and related spare engines, aircraft improvements and other related obligations aggregated to a total of approximately $35.3 billion.
Subsequent to the Company placing an order for new aircraft, the Company's network strategy may change. As a result, the Company's preference for a particular aircraft that it has ordered, often years in advance, may be decreased or eliminated. If the Company were to modify or terminate any of its existing aircraft order commitments, it may be responsible for material liabilities to its counterparties arising from any such modification. In particular, during the second quarter of 2021, we announced the firm orders of 200 Boeing 737 MAX aircraft and 70 Airbus A321neo aircraft, which was the largest order in the Company's history, as part of the Company's "United Next" strategy. If future market conditions are not consistent with our expectations for increased customer demand, resulting in a modification or termination of these orders, we could incur significant contractual liabilities, and our financial condition could be adversely impacted.
Additionally, the Company may have a need for additional aircraft that are not available under its existing orders. In such cases, the Company may seek to acquire aircraft from other sources, such as through lease arrangements, which may result in higher costs or less favorable terms, or through the purchase or lease of used aircraft. The Company may not be able to acquire such aircraft when needed on favorable terms or at all. Furthermore, if, for any reason, the Company is unable to accept deliveries of new aircraft or integrate such new aircraft into its fleet as planned, the Company may face higher financing and operating costs than planned, or be required to seek extensions of the terms for certain leased aircraft or otherwise delay the exit of other aircraft from its fleet. Such unanticipated extensions or delays may require the Company to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to the Company's schedule, thereby reducing revenues.

The imposition of new tariffs, or any increase in existing tariffs, on the importation of commercial aircraft that the Company orders may result in higher costs. For example, in October 2019, the United States imposed tariffs on certain imports from the EU, including a customs duty at an ad valorem rate of 10% on new commercial aircraft, which rate, in February 2020, was increased to 15%. These tariffs apply to certain new Airbus aircraft that we have on order. Additionally, in December 2020, the United States imposed tariffs on certain aircraft components from France and Germany. In June 2021, the United States and the EU reached an understanding in principle relating to commercial airlines to guide their cooperation with respect to their intent to suspend such tariffs for a period of five years. While the scope and rate of these tariffs are subject to change, if and to the extent these tariffs are imposed on us, they could increase the effective cost of, among other things, new Airbus aircraft and aircraft components.
A majority of the Company's aircraft and certain parts are sourced from single suppliers; therefore, the Company would be materially and adversely affected if it were unable to obtain timely deliveries, additional equipment or support from any of these suppliers.
The Company currently sources the majority of its aircraft and many related aircraft parts from Boeing. In addition, our aircraft suppliers are dependent on other suppliers for certain other aircraft parts. Therefore, if the Company is unable to acquire additional aircraft from Boeing, or if Boeing fails to make timely deliveries of aircraft (whether as a result of any failure or delay in obtaining regulatory approval or certification for new model aircraft, such as the 737 MAX 10 aircraft, which has not yet been certified, or manufacturing delays or otherwise) or to provide adequate support for its products, including with respect to the aircraft subject to firm orders under our "United Next" plan, the Company's operations could be materially and adversely affected. The Company is also dependent on a limited number of suppliers for aircraft engines and certain other aircraft parts and could, therefore, also be materially and adversely affected in the event of the unavailability of these engines and other parts.
Union disputes, employee strikes or slowdowns, and other labor-related disruptions could adversely affect the Company's operations and could result in increased costs that impair its financial performance.
United is a highly unionized company. As of June 30, 2021, the Company and its subsidiaries had approximately 84,400 employees, of whom approximately 85% were represented by various U.S. labor organizations. See Part I, Item 1. Business-Human Capital, of the 2020 Form 10-K for additional information on our represented employee groups and collective bargaining agreements.
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
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, in 2021, the Company recorded $59 million of impairments primarily related to 64 Embraer EMB 145LR aircraft and related engines that United is retiring from its regional aircraft fleet, and in 2020, the Company recorded impairment charges of $130 million for its China routes, primarily as a result of the COVID-19 pandemic and the Company's subsequent suspension of flights to China, $38 million for its right-of-use asset associated with an embedded aircraft lease under a CPA, primarily as a result of reduced cash flows from the COVID-19 pandemic, and $94 million related to certain of the Company's fleet of Boeing 757 aircraft, and $56 million with respect to various cancelled facility, aircraft induction and information technology capital projects as a result of the COVID-19 pandemic's impact on our operations. In addition, in 2019, the Company recorded impairment charges of $90 million associated with its Hong Kong routes, resulting in the full impairment of these assets. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of the Company's aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. An impairment loss could have a material adverse effect on the Company's financial condition and operating results.
Any damage to our reputation or brand image could adversely affect our business or financial results.
We operate in a public-facing industry and maintaining a good reputation is critical to our business. The Company's reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all of our operations and activities, any failure to achieve and/or make progress toward our environmental and sustainability goals or our diversity, equity and inclusion goals, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
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
On December 4, 2020, the board of directors of the Company adopted a tax benefits preservation plan (the "Plan") in order to preserve the Company's ability to use its NOLs and certain other tax attributes to reduce potential future income tax obligations. At the Company's annual meeting of stockholders held on May 26, 2021, the Company's stockholders approved the Plan. The Plan is designed to reduce the likelihood that the Company experiences an "ownership change" by deterring certain acquisitions of Company securities. There is no assurance, however, that the deterrent mechanism in the Plan will be effective, and such acquisitions may still occur. In addition, the Plan may adversely affect the marketability of UAL common stock by discouraging existing or potential investors from acquiring UAL common stock or additional shares of UAL common stock because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of UAL common stock would suffer substantial dilution of its ownership interest in the Company.
Risks Relating to Legal and Regulatory Compliance
The airline industry is subject to extensive government regulation, which imposes significant costs and may adversely impact our business, operating results and financial condition.
Airlines are subject to extensive regulatory and legal oversight. Compliance with U.S. and international regulations imposes significant costs and may have adverse effects on the Company. Laws, regulations, taxes and airport rates and charges, both domestically and internationally, have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The airline industry is heavily taxed, and additional taxation could negatively impact our business.
United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company's business. The DOT also regulates consumer protection and, through its investigations or rulemaking authority (including, for example, any rulemakings or initiatives in response to the Executive Order on Promoting Competition in the American Economy issued by the President on July 9, 2021), could impose restrictions that materially impact the Company's business. The FAA regulates the safety of United's operations. United operates pursuant to an air carrier operating certificate issued by the FAA. The FAA's regulations include stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations, as well as minimum qualifications for air carrier first officers. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives have resulted in the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action (including the FAA Emergency Airworthiness Directive grounding our Boeing 777 Pratt & Whitney powered aircraft). These FAA directives or requirements could have a material adverse effect on the Company.

In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to airline customer service and aviation safety. Implementation of some items continues into the Biden Administration and, depending on how they are implemented, could impact our operations and costs. U.S. Congressional action in response to the COVID-19 pandemic has provided funding for U.S. airlines, in both grants and loans. The U.S. Congress has imposed limited conditions on airlines accepting funding, including workforce retention and minimum service requirements. With the change in control of the U.S. Congress, under the Biden Administration, any future funding or other pandemic relief could include additional requirements that could impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to environmental issues or increases to the U.S. federal corporate income tax rate, as outlined in the Biden Administration's tax plan or otherwise, which could impact the Company and the airline industry.
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
See Part I, Item 1. Business-Industry Regulation, of the 2020 Form 10-K for additional information on government regulation impacting the Company.
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
In addition to CORSIA, in December 2020 the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO airplane carbon dioxide emission standards. Other jurisdictions in which United operates have adopted or are considering GHG emissions reduction initiatives, which could impact various aspects of the Company's business. The final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards along with others issued by the prior presidential administration. On February 17, 2021, the United States Court of Appeals for the District of Columbia Circuit ordered to hold the challenge by the states and environmental groups in abeyance pending the EPA's review. The outcome of the legal challenge and administrative review cannot be predicted at this time. Furthermore, while the Company has voluntarily pledged to reduce 100% of our GHG emissions by 2050, the precise nature of future requirements and their applicability to the Company are difficult to predict, and the financial impact to the Company and the aviation industry would likely be adverse and could be significant if they vary significantly from the Company's own plans and strategy with respect to reducing GHG emissions.
See Part I, Item 1. Business-Industry Regulation-Environmental Regulation, of the 2020 Form 10-K for additional information on environmental regulation impacting the Company.
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
As of June 30, 2021, we had total long-term debt of $34.2 billion and $1.75 billion available for borrowing under our revolving credit facility.
The Company's substantial level of indebtedness, the Company's non-investment grade credit ratings and the availability of Company assets as collateral for loans or other indebtedness, which available collateral has been reduced as a result of the financings in April 2021 secured by liens on certain international route authorities and related airport take-off and landing slots and gate leaseholds, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.
Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed elsewhere in this Part II, Item 1A. Risk Factors, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company's cash flow available for general corporate purposes may be materially and adversely affected. In particular, with respect to the $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United ("MPH"), and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly-owned subsidiary of MPH ("MIPA"), the cash flows generated by the MileagePlus business are required to first satisfy interest and principal due thereunder. Therefore, the cash generated by the MileagePlus program is not fully available for our operations or to satisfy our other indebtedness obligations for the seven-year term of the MileagePlus Financing debt. This limitation on our cash flows could have a material adverse effect on our operations and flexibility.
A material reduction in the Company's liquidity could also result in the Company not being able to timely pay its leases and debts or comply with material provisions of its contractual obligations, including covenants under its financing and credit card processing agreements. Moreover, as a result of the Company's financing activities in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of default, cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on the Company in the event it continues to seek additional liquidity. In addition, several of the Company's debt agreements contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion (or potentially all) of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the effect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate some level of increased demand for refunds on tickets will continue to be the case for the near future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties have required, and may require, additional collateral.
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
Finally, as of June 30, 2021, the Company had $13.2 billion in variable rate indebtedness, all or a portion of which uses London interbank offered rates ("LIBOR") as a benchmark for establishing applicable rates. As most recently announced in November 30, 2020, LIBOR is expected to be phased out starting on January 1, 2022 for the one-week and two-month USD LIBOR settings and starting on July 1, 2023 for the remaining USD LIBOR settings. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to the Company's variable interest indebtedness increase, the Company's interest expense will also increase, which could make it difficult for the Company to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.
See Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of June 30, 2021.
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
From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3, Legal Proceedings, of the 2020 Form 10-K. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and operating results, including as a result of non-monetary remedies, and could also result in adverse publicity. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. If we fail to comply with the terms contained in any settlement, order or agreement with a governmental authority relating to these matters, we could be subject to criminal or civil penalties, which could have a material adverse impact on the Company. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. There can be no assurance that any of these payments will not be material.
Increases in insurance costs or inadequate insurance coverage may materially and adversely impact our business, operating results and financial condition.
The Company could be exposed to significant liability or loss if its property and/or operations were to be affected by a natural catastrophe, aircraft accident or other event. The Company maintains insurance policies, including, but not limited to, terrorism, aviation hull and liability, workers' compensation and property and business interruption insurance, but we are not fully insured against all potential hazards and risks incident to our business. If the Company is unable to obtain sufficient insurance with acceptable terms, the costs of such insurance increase materially, or if the coverage obtained is unable to pay or is insufficient relative to actual liability or losses that the Company experiences, whether due to insurance market conditions, policy limitations and exclusions or otherwise, our operations, operating results and financial condition could be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None
(b) None
(c) None

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

4.1	UAL United
Indenture, dated as of April 21, 2021, among United, UAL and Wilmington Trust, National Association, as trustee and as collateral trustee (filed as Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.2	UAL United	Form of 4.375% Senior Secured Notes due 2026 (included in Exhibit 4.1 as Exhibit A thereto)

4.3	UAL United	Form of Notation of Guarantee for the 2026 Notes (included in Exhibit 4.1 as Exhibit E thereto)

4.4	UAL United	Form of 4.625% Senior Secured Notes due 2029 (included in Exhibit 4.1 as Exhibit A thereto)

4.5	UAL United	Form of Notation of Guarantee for the 2029 Notes (included in Exhibit 4.1 as Exhibit E thereto)

4.6	UAL United
Promissory Note, dated as of April 29, 2021, among UAL, United, as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.7	UAL
Warrant Agreement, dated as of April 29, 2021, between UAL and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.8	UAL	Form of Warrant (included in Exhibit 4.7 as Annex B thereto)

^10.1	UAL United	Supplemental Agreement No. 16 to Purchase Agreement No. 03776 between The Boeing Company and United Airlines, Inc. dated as of June 27, 2021

^10.2	UAL United
A320 Family Purchase Agreement between Airbus S.A.S. and United Airlines, Inc. dated as of December 3, 2019, including letter agreements related thereto, and subsequent letter agreements related thereto dated February 20, 2020

^10.3	UAL United	Amendment No. 1 to the A320 Family Purchase Agreement between Airbus S.A.S. and United Airlines, Inc. dated as of December 3, 2020

^10.4	UAL United	Amendment No. 2 to the A320 Family Purchase Agreement between Airbus S.A.S. and United Airlines, Inc. dated as of June 27, 2021

^10.5	UAL United	Purchase Agreement No. 04761 between The Boeing Company and United Airlines dated as of May 15, 2018

^10.6	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines dated as of September 25, 2018

^10.7	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines dated as of December 12, 2018

^10.8	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines dated as of March 20, 2020

^10.9	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines dated as of June 30, 2020

^10.10	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines dated as of February 26, 2021

^10.11	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines dated as of June 27, 2021

10.12	UAL United
Term Loan Credit and Guaranty Agreement, dated as of April 21, 2021, among United, UAL, each of the several banks and other financial institutions or entities from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral trustee (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 22, 2021 and incorporated herein by reference)

10.13	UAL United
Revolving Credit and Guaranty Agreement, dated as of April 21, 2021, among United, UAL, each of the several banks and other financial institutions or entities from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral trustee (filed as Exhibit 10.2 to UAL’s Form 8-K filed April 22, 2021 and incorporated herein by reference)

10.14	UAL United
Payroll Support Program 3 Agreement, dated as of April 29, 2021, between United and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 30, 2021 and incorporated herein by reference)

10.15	UAL United	United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed May 28, 2021 and incorporated herein by reference)

10.16	UAL	Form of Restricted Stock Unit Award Notice pursuant to the 2021 Plan

10.17	UAL	Form of Performance-Based RSU Award Notice pursuant to the 2021 Plan

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	July 21, 2021	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 21, 2021	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 21, 2021	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 21, 2021	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)