Form 10-Q
period 2021-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2021-10-20
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 14, 2021 is shown below:

United Airlines Holdings, Inc.	323,806,517	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Passenger revenue	$6,637	$1,649	$13,319	$9,395
Cargo	519	422	1,622	1,088
Other operating revenue	594	418	1,501	1,460
Total operating revenue	7,750	2,489	16,442	11,943

Operating expense:
Salaries and related costs	2,487	2,229	6,987	7,354
Aircraft fuel	1,710	508	3,793	2,474
Depreciation and amortization	623	626	1,866	1,859
Landing fees and other rent	652	500	1,735	1,552
Regional capacity purchase	520	425	1,546	1,550
Aircraft maintenance materials and outside repairs	346	115	917	659
Distribution expenses	218	53	442	379
Aircraft rent	58	50	165	147
Special charges (credits)	(1,098)	(1,081)	(3,423)	(2,467)
Other operating expenses	1,197	679	3,028	2,660
Total operating expense	6,713	4,104	17,056	16,167
Operating income (loss)	1,037	(1,615)	(614)	(4,224)

Nonoperating income (expense):
Interest expense	(449)	(345)	(1,228)	(712)
Interest capitalized	18	16	57	54
Interest income	11	8	30	45
Unrealized gains (losses) on investments, net	(34)	15	91	(295)
Miscellaneous, net	20	(411)	(48)	(1,317)
Total nonoperating expense, net	(434)	(717)	(1,098)	(2,225)
Income (loss) before income taxes	603	(2,332)	(1,712)	(6,449)
Income tax expense (benefit)	130	(491)	(394)	(1,277)
Net income (loss)	$473	$(1,841)	$(1,318)	$(5,172)

Earnings (loss) per share, basic	$1.46	$(6.33)	$(4.10)	$(18.91)
Earnings (loss) per share, diluted	$1.44	$(6.33)	$(4.10)	$(18.91)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$473	$(1,841)	$(1,318)	$(5,172)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(9)	250	17	(292)
Investments and other	(1)	—	(2)	1
Total other comprehensive income (loss), net of tax	(10)	250	15	(291)

Total comprehensive income (loss), net	$463	$(1,591)	$(1,303)	$(5,463)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$19,256	$11,269
Short-term investments	166	414
Restricted cash	254	255
Receivables, less allowance for credit losses (2021 — $70; 2020 — $78)	1,709	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021 — $532; 2020 — $478)	955	932
Prepaid expenses and other	717	635
Total current assets	23,057	14,800
Operating property and equipment:
Flight equipment	39,312	38,218
Other property and equipment	8,633	8,511
Purchase deposits for flight equipment	2,179	1,166
Total operating property and equipment	50,124	47,895
Less — Accumulated depreciation and amortization	(17,996)	(16,429)
Total operating property and equipment, net	32,128	31,466

Operating lease right-of-use assets	4,697	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021 — $1,532; 2020 — $1,495)	2,815	2,838
Restricted cash	215	218
Deferred income taxes	519	131
Investments in affiliates and other, less allowance for credit losses (2021 — $611; 2020 — $522)	1,336	1,031
Total other assets	9,412	8,745
Total assets	$69,294	$59,548
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,199	$1,595
Accrued salaries and benefits	2,207	1,960
Advance ticket sales	6,363	4,833
Frequent flyer deferred revenue	2,129	908
Current maturities of long-term debt	2,269	1,911
Current maturities of operating leases	569	612
Current maturities of finance leases	116	182
Other	1,083	724
Total current liabilities	16,935	12,725

Long-term debt	31,520	24,836
Long-term obligations under operating leases	5,163	4,986
Long-term obligations under finance leases	250	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,088	5,067
Pension liability	2,180	2,460
Postretirement benefit liability	961	994
Other financial liabilities from sale-leasebacks	1,406	1,140
Other	1,360	1,156
Total other liabilities and deferred credits	9,995	10,817
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 323,806,610 and 311,845,232 shares at September 30, 2021 and December 31, 2020, respectively	4	4
Additional capital invested	9,094	8,366
Stock held in treasury, at cost	(3,814)	(3,897)
Retained earnings	1,271	2,626
Accumulated other comprehensive loss	(1,124)	(1,139)
Total stockholders' equity	5,431	5,960
Total liabilities and stockholders' equity	$69,294	$59,548

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$2,336	$(1,956)

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,571)	(1,630)
Purchases of short-term and other investments	(47)	(552)
Proceeds from sale of short-term and other investments	271	2,182
Other, net	23	10
Net cash provided by (used in) investing activities	(1,324)	10

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	11,098	12,730
Proceeds from equity issuance	532	1,135
Payments of long-term debt, finance leases and other financing liabilities	(4,632)	(1,017)
Repurchases of common stock	—	(353)
Other, net	(27)	(19)
Net cash provided by financing activities	6,971	12,476
Net increase in cash, cash equivalents and restricted cash	7,983	10,530
Cash, cash equivalents and restricted cash at beginning of the period	11,742	2,868
Cash, cash equivalents and restricted cash at end of the period (a)	$19,725	$13,398

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$801	$1,513
Lease modifications and lease conversions	111	503
Right-of-use assets acquired through operating leases	627	64
Notes receivable and warrants received for entering into aircraft and other ancillary business agreements	129	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$19,256	$13,150
Restricted cash — Current	254	76
Restricted cash — Non-Current	215	172
Total cash, cash equivalents and restricted cash	$19,725	$13,398

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2021	323.6	$4	$9,042	$(3,832)	$804	$(1,114)	$4,904
Net income	—	—	—	—	473	—	473
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Stock-settled share-based compensation	—	—	69	—	—	—	69
Stock issued for share-based awards, net of shares withheld for tax	0.2	—	(17)	18	(6)	—	(5)
Balance at September 30, 2021	323.8	$4	$9,094	$(3,814)	$1,271	$(1,124)	$5,431

Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960
Net loss	—	—	—	—	(1,318)	—	(1,318)
Other comprehensive income	—	—	—	—	—	15	15
Stock-settled share-based compensation	—	—	169	—	—	—	169
Issuance of common stock	11.0	—	532	—	—	—	532
Warrants issued	—	—	99	—	—	—	99
Stock issued for share-based awards, net of shares withheld for tax	1.0	—	(72)	83	(37)	—	(26)
Balance at September 30, 2021	323.8	$4	$9,094	$(3,814)	$1,271	$(1,124)	$5,431

Balance at June 30, 2020	291.0	$3	$7,307	$(3,899)	$6,365	$(1,259)	$8,517
Net loss	—	—	—	—	(1,841)	—	(1,841)
Other comprehensive income	—	—	—	—	—	250	250
Stock-settled share-based compensation	—	—	38	—	—	—	38
Warrants issued	—	—	40	—	—	—	40
Stock issued for share-based awards, net of shares withheld for tax	—	—	(2)	1	—	—	(1)
Balance at September 30, 2020	291.0	$3	$7,383	$(3,898)	$4,524	$(1,009)	$7,003

Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531
Net loss	—	—	—	—	(5,172)	—	(5,172)
Other comprehensive loss	—	—	—	—	—	(291)	(291)
Stock-settled share-based compensation	—	—	80	—	—	—	80
Issuance of common stock	43.7	—	1,135	—	—	—	1,135
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Stock issued for share-based awards, net of shares withheld for tax	0.5	—	(58)	43	(3)	—	(18)
Warrants issued	—	—	97	—	—	—	97
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at September 30, 2020	291.0	$3	$7,383	$(3,898)	$4,524	$(1,009)	$7,003

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Passenger revenue	$6,637	$1,649	$13,319	$9,395
Cargo	519	422	1,622	1,088
Other operating revenue	594	418	1,501	1,460
Total operating revenue	7,750	2,489	16,442	11,943

Operating expense:
Salaries and related costs	2,487	2,229	6,987	7,354
Aircraft fuel	1,710	508	3,793	2,474
Depreciation and amortization	623	626	1,866	1,859
Landing fees and other rent	652	500	1,735	1,552
Regional capacity purchase	520	425	1,546	1,550
Aircraft maintenance materials and outside repairs	346	115	917	659
Distribution expenses	218	53	442	379
Aircraft rent	58	50	165	147
Special charges (credits)	(1,098)	(1,081)	(3,423)	(2,467)
Other operating expenses	1,197	679	3,027	2,659
Total operating expense	6,713	4,104	17,055	16,166
Operating income (loss)	1,037	(1,615)	(613)	(4,223)

Nonoperating income (expense):
Interest expense	(449)	(345)	(1,228)	(712)
Interest capitalized	18	16	57	54
Interest income	11	8	30	45
Unrealized gains (losses) on investments, net	(34)	15	91	(295)
Miscellaneous, net	21	(411)	(48)	(1,317)
Total nonoperating expense, net	(433)	(717)	(1,098)	(2,225)
Income (loss) before income taxes	604	(2,332)	(1,711)	(6,448)
Income tax expense (benefit)	130	(491)	(394)	(1,277)
Net income (loss)	$474	$(1,841)	$(1,317)	$(5,171)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$474	$(1,841)	$(1,317)	$(5,171)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(9)	250	17	(292)
Investments and other	(1)	—	(2)	1
Total other comprehensive income (loss), net of tax	(10)	250	15	(291)

Total comprehensive income (loss), net	$464	$(1,591)	$(1,302)	$(5,462)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$19,256	$11,269
Short-term investments	166	414
Restricted cash	254	255
Receivables, less allowance for credit losses (2021 — $70; 2020 — $78)	1,709	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021 — $532; 2020 — $478)	955	932
Prepaid expenses and other	717	635
Total current assets	23,057	14,800
Operating property and equipment:
Flight equipment	39,312	38,218
Other property and equipment	8,633	8,511
Purchase deposits for flight equipment	2,179	1,166
Total operating property and equipment	50,124	47,895
Less — Accumulated depreciation and amortization	(17,996)	(16,429)
Total operating property and equipment, net	32,128	31,466

Operating lease right-of-use assets	4,697	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021 — $1,532; 2020 — $1,495)	2,815	2,838
Restricted cash	215	218
Deferred income taxes	491	103
Investments in affiliates and other, less allowance for credit losses (2021 — $611; 2020 — $522)	1,336	1,031
Total other assets	9,384	8,717
Total assets	$69,266	$59,520

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$2,199	$1,595
Accrued salaries and benefits	2,207	1,960
Advance ticket sales	6,363	4,833
Frequent flyer deferred revenue	2,129	908
Current maturities of long-term debt	2,269	1,911
Current maturities of operating leases	569	612
Current maturities of finance leases	116	182
Other	1,087	728
Total current liabilities	16,939	12,729

Long-term debt	31,520	24,836
Long-term obligations under operating leases	5,163	4,986
Long-term obligations under finance leases	250	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,088	5,067
Pension liability	2,180	2,460
Postretirement benefit liability	961	994
Other financial liabilities from sale-leasebacks	1,406	1,140
Other	1,360	1,156
Total other liabilities and deferred credits	9,995	10,817
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2021 and December 31, 2020	—	—
Additional capital invested	254	85
Retained earnings	3,622	4,939
Accumulated other comprehensive loss	(1,124)	(1,139)
Payable to parent	2,647	2,043
Total stockholder's equity	5,399	5,928
Total liabilities and stockholder's equity	$69,266	$59,520

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$2,309	$(1,968)

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,571)	(1,630)
Purchases of short-term and other investments	(47)	(552)
Proceeds from sale of short-term and other investments	271	2,182
Other, net	23	10
Net cash provided by (used in) investing activities	(1,324)	10

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	11,098	12,730
Proceeds from issuance of parent company stock	532	1,135
Payments of long-term debt, finance leases and other financing liabilities	(4,632)	(1,017)
Dividend to UAL	—	(353)
Other, net	—	(1)
Net cash provided by financing activities	6,998	12,494
Net increase in cash, cash equivalents and restricted cash	7,983	10,536
Cash, cash equivalents and restricted cash at beginning of the period	11,742	2,862
Cash, cash equivalents and restricted cash at end of the period (a)	$19,725	$13,398

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$801	$1,513
Lease modifications and lease conversions	111	503
Right-of-use assets acquired through operating leases	627	64
Notes receivable and warrants received for entering into aircraft and other ancillary business agreements	129	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$19,256	$13,150
Restricted cash — Current	254	76
Restricted cash — Non-Current	215	172
Total cash, cash equivalents and restricted cash	$19,725	$13,398

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at June 30, 2021	$185	$3,148	$(1,114)	$2,653	$4,872
Net income	—	474	—	—	474
Other comprehensive loss	—	—	(10)	—	(10)
Stock-settled share-based compensation	69	—	—	—	69
Other	—	—	—	(6)	(6)
Balance at September 30, 2021	$254	$3,622	$(1,124)	$2,647	$5,399

Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928
Net loss	—	(1,317)	—	—	(1,317)
Other comprehensive income	—	—	15	—	15
Stock-settled share-based compensation	169	—	—	—	169
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	72	72
Balance at September 30, 2021	$254	$3,622	$(1,124)	$2,647	$5,399

Balance at June 30, 2020	$30	$8,676	$(1,259)	$1,038	$8,485
Net loss	—	(1,841)	—	—	(1,841)
Other comprehensive income	—	—	250	—	250
Stock-settled share-based compensation	38	—	—	—	38
Other	—	—	—	40	40
Balance at September 30, 2020	$68	$6,835	$(1,009)	$1,078	$6,972

Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492
Net loss	—	(5,171)	—	—	(5,171)
Other comprehensive loss	—	—	(291)	—	(291)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock-settled share-based compensation	80	—	—	—	80
Impact of UAL common stock issuance				1,135	1,135
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Other	—	—	—	86	86
Balance at September 30, 2020	$68	$6,835	$(1,009)	$1,078	$6,972

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC. AND UNITED AIRLINES, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company, and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). This Quarterly Report on Form 10-Q is a combined report of UAL and United, including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures, and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand, and were better than its first and fourth quarter financial results; however, see Part I, Item 2 of this report for additional discussion regarding trends associated with the matters discussed in the "Impact of the COVID-19 Pandemic" section below.
Impact of the COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The Company has seen increasing demand for travel both domestically and in countries where entry is permitted; however, as the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand. It remains difficult to reasonably assess or predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions), the volatility of aircraft fuel prices, customer behavior changes and fluctuations in demand for air travel, among others. The Company's recovery from the COVID-19 pandemic has not followed a linear path, and due to the significant uncertainty that remains, its future operating performance, particularly in the short-term, may be subject to volatility. The Company is taking steps to be prepared for recovery as demand for travel continues to increase in line with recent customer booking trends, which include making certain investments in the recovery.
Capacity. The Company cut, relative to third quarter 2019 capacity, approximately 28% of its scheduled capacity for the third quarter of 2021 and expects its fourth quarter scheduled capacity to be down approximately 23% versus the fourth quarter of 2019. The Company will continue to monitor booking trends for future travel and adjust its capacity as needed.
Cost Reductions. The Company has identified various permanent structural cost reductions including improvements in labor efficiencies. During the first quarter of 2021, the Company offered voluntary leaves of absence to certain U.S.-based front-line employees. This program included (based on employee group, age and completed years of service) a partially-paid leave of absence with active health care coverage and travel privileges. Employees who separate from the Company after the end of such program receive certain separation benefits, such as post-employment health benefits and travel privileges. Approximately 4,500 employees elected to participate in this program, and it is expected that the majority of them will separate from employment at the end of their leave of absence. See Note 5 and Note 9 of this report for additional information on charges related to these programs.
Liquidity. The Company entered into a number of transactions to improve its liquidity and manage its capital. In the first nine months of 2021, the Company:
•issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 (the "2026

Notes") and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes");
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
In addition to the foregoing transactions, United entered into the following agreements with Treasury:
PSP2. On January 15, 2021, United entered into a Payroll Support Program Extension Agreement (the "PSP2 Agreement") with Treasury providing the Company with total funding of approximately $3.0 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees who were previously impacted by involuntary furloughs. Approximately $2.1 billion was provided as a direct grant and $870 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note"). See Note 2 of this report for additional information on the warrants issued in connection with the PSP2 Note and Note 8 of this report for a discussion of the PSP2 Note.
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
NOTE 1 - REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic (U.S. and Canada)	$5,412	$1,672	$11,290	$7,675
Atlantic	1,116	365	2,111	1,799
Pacific	373	282	1,073	1,346
Latin America	849	170	1,968	1,123
Total	$7,750	$2,489	$16,442	$11,943
Advance Ticket Sales. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. ETCs are valid up to two years from the date of issuance; however, all ETCs due to expire prior to December 31, 2022 have been extended until December 31, 2022. FFCs are valid for 12 months from the original ticket date; however, all FFCs issued on or before December 31, 2021 have been extended to be valid until December 31, 2022. As of September 30, 2021, the Company's Advance ticket sales liability included $3.0 billion related to these ETCs and FFCs. The Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advance ticket sales liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months.
The Company estimates the value of tickets that will expire unused ("breakage") and recognizes revenue at the scheduled flight date. To determine breakage, the Company uses its historical experience with expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Given the uncertainty of travel demand caused by COVID-19, a significant portion of the ETCs and FFCs may expire unused in future periods and get recognized as breakage. The Company will update its breakage estimates as future information is received.
In the three and nine months ended September 30, 2021, the Company recognized approximately $2.8 billion and $1.6 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. In the three and nine months ended September 30, 2020, the Company recognized approximately $0.5 billion and $2.9 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $707 million and $1.5 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2021, respectively. The Company recorded $205 million and $981 million of ancillary fees within passenger revenue in the three and nine months ended September 30, 2020, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Frequent flyer deferred revenue - beginning balance	$6,185	$5,670	$5,975	$5,276
Total miles awarded	439	268	1,071	1,056
Travel miles redeemed (Passenger revenue)	(391)	(87)	(781)	(444)
Non-travel miles redeemed (Other operating revenue)	(16)	(16)	(48)	(53)
Total Frequent flyer deferred revenue - ending balance	$6,217	$5,835	$6,217	$5,835
In the three and nine months ended September 30, 2021, the Company recognized, in Other operating revenue, $484 million and $1.3 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. co-brand agreement. The Company recognized $378 million and $1.2 billion, respectively, in the three and nine months ended September 30, 2020, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months (with the majority of these miles historically being redeemed within two years).

NOTE 2 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Earnings (loss) available to common stockholders	$473	$(1,841)	$(1,318)	$(5,172)

Basic weighted-average shares outstanding	323.7	291.0	321.3	273.5
Dilutive effect of employee stock awards	3.0	—	—	—
Dilutive effect of stock warrants	2.3	—	—	—
Diluted weighted-average shares outstanding	329.0	291.0	321.3	273.5

Earnings (loss) per share, basic	$1.46	$(6.33)	$(4.10)	$(18.91)
Earnings (loss) per share, diluted	$1.44	$(6.33)	$(4.10)	$(18.91)
During the first quarter of 2021, UAL entered into a warrant agreement with Treasury pursuant to which UAL issued to Treasury warrants to purchase up to approximately 2.0 million shares of UAL common stock (the "PSP2 Warrants"). The relative fair value of the PSP2 Warrants was calculated using a Black-Scholes options pricing model, and approximately $56 million was recorded within stockholders' equity with an offset to the CARES Act grant credit. During the second quarter of 2021, UAL entered into an additional warrant agreement with Treasury, pursuant to which UAL issued to Treasury warrants to purchase up to approximately 1.5 million shares of UAL common stock (the "PSP3 Warrants"). The relative fair value of the PSP3 Warrants was calculated using a Black-Scholes options pricing model, and approximately $43 million was recorded within stockholders' equity with an offset to the CARES Act grant credit. The PSP2 Warrants and PSP3 Warrants are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. The PSP2 Warrants and PSP3 Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP2 Warrants and PSP3 Warrants, warrant holders do not have any voting rights. As of September 30, 2021, the Company had the following warrants outstanding:

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
On June 15, 2020, UAL entered into an equity distribution agreement relating to the issuance and sale from time to time by UAL (the "2020 ATM Offering"), of up to 28 million shares of UAL common stock. In the first quarter of 2021, the Company sold approximately 7 million shares at an average price of $42.98 per share, with net proceeds to the Company of approximately $282 million. With these sales, the Company sold all of the shares authorized under the 2020 ATM Offering.
On March 3, 2021, the Company entered into an equity distribution agreement (the "Distribution Agreement") with several financial institutions (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "2021 ATM Offering"), through the Managers, of up to 37 million shares of UAL common stock (the "2021 ATM Shares"). Sales of the 2021 ATM Shares under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Distribution Agreement, UAL may also sell the 2021 ATM Shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells the 2021 ATM Shares to a Manager as principal, UAL will enter into a separate terms agreement with such

Manager. During the nine months ended September 30, 2021, approximately 4 million shares were sold in the 2021 ATM Offering at an average price of $57.50 per share, with net proceeds to the Company totaling approximately $250 million.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes	Total
Balance at June 30, 2021	$(1,068)		$1	$(47)	$(1,114)
Changes in value	(19)		(1)	4	(16)
Amounts reclassified to earnings	7	(a)	—	(1)	6
Balance at September 30, 2021	$(1,080)		$—	$(44)	$(1,124)

Balance at December 31, 2020	$(1,102)		$2	$(39)	$(1,139)
Changes in value	5		(2)	(1)	2
Amounts reclassified to earnings	17	(a)	—	(4)	13
Balance at September 30, 2021	$(1,080)		$—	$(44)	$(1,124)

Balance at June 30, 2020	$(1,257)		$3	$(5)	$(1,259)
Changes in value	(11)		—	2	(9)
Amounts reclassified to earnings	333	(a)	—	(74)	259
Balance at September 30, 2020	$(935)		$3	$(77)	$(1,009)

Balance at December 31, 2019	$(560)		$2	$(160)	$(718)
Changes in value	(781)		1	173	(607)
Amounts reclassified to earnings	406	(a)	—	(90)	316
Balance at September 30, 2020	$(935)		$3	$(77)	$(1,009)
(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).
NOTE 4 - INCOME TAXES
The Company's effective tax rates for the three and nine months ended September 30, 2021 were 21.6% and 23.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were 21.1% and 19.8%, respectively. The provision for income taxes is based on the estimated annual effective tax rate which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The effective tax rate was impacted by $52 million of additional valuation allowance related to unrealized capital losses for the three months ended September 30, 2021, and by $27 million of valuation allowance release related to unrealized capital gains and state attributes for the nine months ended September 30, 2021. The effective tax rates for the three and nine months ended September 30, 2020 were impacted by $27 million and $157 million, respectively, of changes in valuation allowance related to unrealized capital losses.

NOTE 5 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2021	2020	2021	2020
Service cost	$59	$58	$2	$3	Salaries and related costs
Interest cost	46	52	6	7	Miscellaneous, net
Expected return on plan assets	(70)	(77)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	42	48	(7)	(9)	Miscellaneous, net
Amortization of prior service credit	—	—	(30)	(31)	Miscellaneous, net
Special termination benefits	—	19	—	76	Miscellaneous, net
Settlement loss — Voluntary Programs (defined below)	—	319	—	—	Miscellaneous, net
Other	2	6	—	—	Miscellaneous, net
Total	$79	$425	$(29)	$46
The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2021	2020	2021	2020
Service cost	$179	$165	$7	$8	Salaries and related costs
Interest cost	138	164	19	21	Miscellaneous, net
Expected return on plan assets	(212)	(259)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	127	120	(21)	(31)	Miscellaneous, net
Amortization of prior service credit	—	—	(92)	(93)	Miscellaneous, net
Special termination benefits	—	54	46	201	Miscellaneous, net
Settlement loss — Voluntary Programs (defined below)	—	390	—	—	Miscellaneous, net
Other	3	20	—	—	Miscellaneous, net
Total	$235	$654	$(42)	$105
The Company does not have any minimum required contributions for 2021; however, during the third quarter of 2021, the Company made a voluntary contribution of $375 million to its U.S. domestic tax-qualified defined benefit pension plan covering certain U.S. non-pilot employees.
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
During the second and third quarters of 2020, the Company offered certain of its eligible front-line employees special separation benefits in the form of additional years of pension service and additional subsidies for retiree medical costs (based on employee group, age and completed years of service) as a part of the Voluntary Programs. As a result, the Company recorded, in the three and nine months ended September 30, 2020, $19 million and $54 million, respectively, for those additional pension benefits. In the three and nine months ended September 30, 2020, the Company recorded $76 million and $201 million, respectively, for those additional retiree medical benefits. Also, the Company recognized, in the three and nine months ended September 30, 2020, $319 million and $390 million, respectively, in settlement losses related to the defined benefit pension plan covering certain U.S. non-pilot employees.
Share-Based Compensation. During the nine months ended September 30, 2021, UAL's Board of Directors and stockholders approved the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (the "2021 Plan"). The 2021 Plan is an incentive compensation plan that allows the Company to use different forms of equity incentives to attract, retain and reward officers and employees. Under the 2021 Plan, the Company may grant: nonqualified stock options; incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986); stock appreciation rights ("SARs"); restricted shares; restricted stock units ("RSUs"); performance units; cash incentive awards and other equity-based and equity-related awards. An award (other than an option, SAR or cash incentive award) may provide the holder with dividends or dividend equivalents. The 2021 Plan replaces the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (the "2017 Plan"). Any awards granted under the 2017 Plan prior to the approval of the 2021 Plan remain in effect pursuant to their terms.
During the nine months ended September 30, 2021, UAL granted share-based compensation awards pursuant to both the 2017 Plan and the 2021 Plan. These share-based compensation awards included 2.9 million RSUs, consisting of 1.3 million time-vested RSUs and 1.6 million short-term performance-based RSUs. A majority of the time-vested RSUs vest equally in 25% increments every 6 months over a two-year period from the date of grant. The short-term performance-based RSUs vest upon the achievement of established goals based on financial and customer satisfaction metrics for the performance period January 1, 2021 to December 31, 2021. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense	$71	$41	$174	$83

	September 30, 2021	December 31, 2020
Unrecognized share-based compensation	$128	$88
NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$19,256	$19,256	$—	$—	$11,269	$11,269	$—	$—
Restricted cash - current	254	254	—	—	255	255	—	—
Restricted cash - non-current	215	215	—	—	218	218	—	—
Short-term investments:
Corporate debt	130	—	130	—	330	—	330	—
Asset-backed securities	34	—	34	—	51	—	51	—
U.S. government and agency notes	2	—	2	—	33	—	33	—
Long-term investments:
Equity securities	420	420	—	—	241	205	—	36
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
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale. As of September 30, 2021, corporate debt securities have remaining maturities of less than two years, asset-backed securities have remaining maturities of less than one year to approximately eight years and U.S. government and agency notes have maturities of less than one year.
Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Clear Secure, Inc. (formerly, Alclear, Inc.) and Archer Aviation Inc. ("Archer"). The Company received equity securities in exchange for assisting Archer in the development of battery-powered, short haul aircraft. The Company will account for equity securities it receives from Archer as a deferred credit that will either be recognized into income upon United satisfying certain performance obligations or as a reduction to the cost of the aircraft received in future periods.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	September 30, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$33,789	$35,324	$—	$29,779	$5,545	$26,747	$27,441	$—	$21,985	$5,456
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term investments and Equity securities	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Notes Receivable. The Company has a debtor-in-possession ("DIP") term loan ("DIP Loan") receivable under the terms of the DIP credit agreement filed, on May 10, 2020, by Avianca Holdings S.A. ("AVH") and certain of its affiliates as part of the voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The DIP Loan is not convertible. It bears paid-in-kind interest at a rate of 14.5% per annum and has a scheduled maturity date in November 2021. The DIP Loan becomes immediately payable upon AVH's emergence from bankruptcy, in either cash or shares of AVH stock, at AVH's election. AVH has filed a plan of reorganization in the U.S. Bankruptcy Court for the Southern District of New York, pursuant to which it plans to repay the Company’s DIP Loan in shares of stock of the reorganized AVH upon AVH's emergence from bankruptcy. As of September 30, 2021, the DIP Loan had a balance of $176 million and was recorded in Receivables on the Company's consolidated balance sheet. The Company also received a $120 million note receivable (the "Boom Note") from Boom Technology, Inc. ("Boom") related to a commercial agreement to add supersonic aircraft to its global fleet as well as a cooperative sustainability initiative. As of September 30, 2021, the Boom Note had a carrying value of $44 million and was recorded in Investments in affiliates and other, less allowance for credit losses on the Company's consolidated balance sheet. The initial value of the Boom Note was recorded as a deferred credit that will either be recognized into income upon United satisfying certain performance obligations or as a reduction to the cost of the aircraft received in future periods.
Investments in Regional Carriers. United holds investments in several regional carriers that fly or used to fly for the Company as United Express under its capacity purchase agreements ("CPAs"). The combined carrying value of the investments was approximately $160 million as of September 30, 2021. United accounts for each investment using the equity method. Each investment and United's ownership stake are listed below.
•Champlain Enterprises, LLC ("Champlain"). United owns a 40% minority ownership stake in Champlain. Champlain does business as CommutAir. CommutAir currently operates 78 regional aircraft under a CPA that has a term through 2026.

•Republic Airways Holdings Inc. ("Republic Holdings"). United holds a 19% minority interest in Republic Holdings. Republic Holdings is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs that have terms through 2036.
•ManaAir, LLC ("ManaAir"). United holds a 49.9% minority ownership stake in ManaAir. ManaAir is the parent company of ExpressJet Airlines LLC ("ExpressJet"). The Company terminated its CPA with ExpressJet. ExpressJet flew its last commercial flight, on behalf of United, on September 30, 2020.
Other Investments. United holds other equity investments in emerging companies with new aircraft technologies or sustainable aviation fuel solutions, such as Fulcrum BioEnergy, Inc., Boom, Alder Fuels LLC and Heart Aerospace Incorporated, which do not have readily determinable fair values. We account for these investments using a measurement alternative that allows entities to measure these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2021, the carrying value of these investments was $79 million.
NOTE 7 - COMMITMENTS AND CONTINGENCIES
Commitments. As of September 30, 2021, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2021	2022	2023	After 2023
Airbus A321XLR	50	—	—	—	50
Airbus A321neo	70	—	—	16	54
Airbus A350	45	—	—	—	45
Boeing 737 MAX	371	4	48	114	205
Boeing 787	8	1	7	—	—
(a) United also has options and purchase rights for additional aircraft.
During the third quarter of 2021, the Company elected to accelerate the delivery of eight Boeing 737 MAX aircraft from 2023 to 2022. The aircraft listed in the table above are scheduled for delivery through 2030. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, or to the extent rights are exercised pursuant to the relevant agreements to modify the timing of deliveries, the amount and timing of the Company's future capital commitments could change.
United has an agreement to purchase ten used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Twenty Boeing model aircraft were delivered in the first nine months of 2021 under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered in the last three months of 2021. Upon delivery of aircraft in these sale and leaseback transactions in 2021, the Company accounted for seven of these aircraft, which have a repurchase option at a price other than fair value, as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Other current liabilities and Other financial liabilities from sale-leasebacks (noncurrent) since they do not qualify for sale recognition. The remaining thirteen aircraft that qualified for sale recognition were recorded as Operating lease right-of-use assets and Current/Long-term obligations under operating leases on the Company's consolidated balance sheet after recognition of related gains on such sale.
The table below summarizes United's commitments as of September 30, 2021, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last three months of 2021	$0.9
2022	5.3
2023	7.0
2024	4.8
2025	4.3
After 2025	12.2
$34.5
Regional CPAs. In September 2021, United entered into a new CPA with Republic for Republic to operate 38 Embraer E175LL aircraft on United's behalf starting in 2022 for a 12-year term. The new Embraer E175LL aircraft will replace the Embraer E170 aircraft currently being flown by Republic for United. The table below summarizes the Company's expected future payments through the end of the terms of our CPAs, excluding aircraft ownership costs and variable pass-through costs such as fuel and landing fees, among others. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. We have set forth below estimates based on our current assumptions of our anticipated level of flight activity or any contractual minimum utilization levels if applicable, whichever is higher. Based on these assumptions as of September 30, 2021, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

Last three months of 2021	$0.6
2022	2.1
2023	2.0
2024	1.9
2025	1.6
After 2025	5.5
$13.7
Guarantees. As of September 30, 2021, United is the guarantor of approximately $2.1 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2041.
In August 2021, at the request of United, the City of Houston, Texas issued its approximately $289 million special facilities revenue bonds for the purpose of (a) financing the costs of construction of a multi-terminal baggage handling system, tenant improvements, fixtures, equipment, personnel areas, and related facilities, and an early baggage system building (together with a related fire pump room) at George Bush Intercontinental Airport (IAH), all to be installed by and for use by United and (b) paying related costs of issuance. The bonds bear interest at 4.0% per annum, payable semiannually, commencing January 2022 through the July 2041 maturity date. United is accounting for the payments for these special facilities revenue bonds as lease payments under an operating lease recognized as a right-of-use asset and lease liability on the Company's balance sheet.
In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively. BRW Aviation Holding LLC and BRW are affiliates of Synergy Aerospace Corporation, and BRW is the majority shareholder of AVH. Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"). In November 2018, in connection with funding the BRW Term Loan Agreement, the Company entered into an agreement with Kingsland Holdings Limited ("Kingsland"), AVH's largest minority shareholder, pursuant to which, in return for Kingsland's pledge of its 144.8 million common shares of AVH (which are eligible to be converted into the same number of preferred shares, which may be deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that trades on the NYSE, in exchange for 18.1 million ADRs) and its consent to BRW's pledge of its AVH common shares to United under the BRW Term Loan Agreement and related agreements, United (1) granted to Kingsland the right to put its AVH common shares to United at market price on the fifth anniversary of the BRW Term Loan Agreement or upon certain sales of AVH common shares owned by BRW, including upon a foreclosure of United's security interest, and (2) guaranteed BRW's obligation to pay Kingsland the difference if the market price of AVH common shares on the fifth anniversary, or upon any such sale, as applicable, is less than $12 per ADR on the NYSE, for an aggregate maximum possible combined put payment and guarantee amount on the fifth anniversary of $217 million. Due to AVH's financial uncertainty and subsequent bankruptcy filing in 2019, the Company recorded the full amount of the guarantee as a liability, and pursuant to the plan of reorganization that AVH has filed in the U.S. Bankruptcy Court for the Southern District of New York, existing common shares of AVH would be cancelled and extinguished and holders would not be entitled to any recovery upon AVH’s exit from bankruptcy, planned to occur in the fourth quarter of 2021, and accordingly the expected value is zero per ADR. Additionally, the Company posted $217 million as cash collateral for a standby letter of credit in favor of Citibank, N.A. that serves as security for a loan from Citibank to Kingsland (recorded in Restricted cash – current on the Company's consolidated balance sheet). Any drawings under the letter of credit would offset the Company's maximum possible put and guarantee payment to Kingsland by an equal amount. The posting of this collateral, and any potential credit against the Company's put and guarantee payment, are entirely related to the original transactions entered in 2018 and do not represent any new or incremental investment.
As of September 30, 2021, United is the guarantor of $109 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2021, the Company had $13.3 billion of floating rate debt with remaining terms of up to approximately 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 11 years and an aggregate balance of $10.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Negotiations. As of September 30, 2021, the Company had approximately 85,300 employees, of whom approximately 85% were represented by various U.S. labor organizations. This total includes employees who elected to voluntarily separate from the Company pursuant to Company-offered Voluntary Programs but who still remained on pay and benefit continuation. During the third quarter of 2021, the Company announced its decision to transition, in October 2021, its catering operations to a combination of three outside suppliers who will operate five kitchens and oversee the functions related to menu design and administration. Impacted employees who were in good standing have been offered jobs at one of the three suppliers, and about 70% will continue to have union representation following the transition.
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
NOTE 8 - DEBT
On April 21, 2021, United paid all amounts outstanding under the 2017 Revolving Credit Facility and the 2017 Term Loan Facility, terminated the 2017 Revolving Credit Facility and the 2017 Term Loan Facility and entered into the New Loan Facilities described below. As of September 30, 2021, United had $1.75 billion available for borrowing under the New Revolving Credit Facility at any time until April 21, 2025. No borrowings were outstanding under the New Revolving Credit Facility at September 30, 2021.
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

EETC Issuance Date	Class	Face Amount	Stated interest rate	Total proceeds received from issuance of debt and recorded as debt as of September 30, 2021
February 2021	B	$600	4.88%	$600
PSP2 Note. During the nine months ended September 30, 2021, UAL issued an $870 million PSP2 Note to Treasury evidencing senior unsecured indebtedness of UAL. The PSP2 Note is guaranteed by United and will mature ten years after issuance on January 15, 2031 (the "PSP2 Note Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP2 Note. UAL may, at its option, prepay the PSP2 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP2 Note upon the occurrence of certain change of control triggering events. The PSP2 Note does not require any amortization and is to be repaid in full on the PSP2 Note Maturity Date. Interest on the PSP2 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on March 31, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
PSP3 Note. During the nine months ended September 30, 2021, UAL issued an $810 million PSP3 Note to Treasury evidencing senior unsecured indebtedness of UAL. The PSP3 Note is guaranteed by United and will mature ten years after issuance on April 29, 2031 (the "PSP3 Note Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP3 Note. UAL may, at its option, prepay the PSP3 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP3 Note upon the occurrence of certain change of control triggering events. The PSP3 Note does not require any amortization and is to be repaid in full on the PSP3 Note Maturity Date. Interest on the PSP3 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on September 30, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
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
United used the net proceeds from the offering of the Notes and borrowings under the New Term Loan Facility (i) to repay in full all of the Existing Loan Facilities, including the $1.4 billion aggregate principal amount outstanding under the 2017 Term Loan Facility, the $1.0 billion aggregate principal amount outstanding under the 2017 Revolving Credit Facility and the $520 million aggregate principal amount outstanding under the CARES Act Loan, (ii) to pay fees and expenses relating to the offering of the Notes and (iii) for United's general corporate purposes. As a result of such repayments, the Existing Loan Facilities were terminated on April 21, 2021, and no further borrowings may be made thereunder.
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

Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2021, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including $558 million of unamortized debt discount, premiums and debt issuance costs) at September 30, 2021 under then-outstanding long-term debt agreements (in millions):

Last three months of 2021	$519
2022	2,967
2023	2,852
2024	3,908
2025	3,378
After 2025	20,723
$34,347
NOTE 9 - SPECIAL CHARGES (CREDITS)
For the three and nine months ended September 30, special charges (credits), unrealized (gains) losses on investments, debt extinguishment and modification fees, special termination benefits and settlement losses and certain credit losses in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CARES Act grant	$(1,132)	$(1,494)	$(4,021)	$(3,083)
Impairment of assets	46	38	105	168
Severance and benefit costs	5	350	433	413
(Gains) losses on sale of assets and other special charges	(17)	25	60	35
Total operating special charges (credits)	(1,098)	(1,081)	(3,423)	(2,467)
Nonoperating unrealized (gains) losses on investments, net	34	(15)	(91)	295
Nonoperating debt extinguishment and modification fees	(12)	—	50	—
Nonoperating special termination benefits and settlement losses	—	415	46	646
Nonoperating credit loss on BRW Term Loan and related guarantee	—	—	—	697
Total nonoperating special charges and unrealized (gains) losses on investments, net	22	400	5	1,638
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	(1,076)	(681)	(3,418)	(829)
Income tax expense, net of valuation allowance	274	148	768	375
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$(802)	$(533)	$(2,650)	$(454)
2021
CARES Act grant. During the nine months ended September 30, 2021, the Company received approximately $5.8 billion in funding pursuant to the PSP2 Agreement and the PSP3 Agreement, which included an approximately $1.7 billion unsecured loan. The Company recorded $1.1 billion and $4.0 billion as grant income in Special charges (credits) during the three and nine months ended September 30, 2021, respectively. The Company also recorded $99 million for the PSP2 Warrants and PSP3 Warrants issued to Treasury as part of the PSP2 Agreement and PSP3 Agreement, within stockholders' equity, as an offset to the grant income in the nine months ended September 30, 2021.
Impairment of assets. During the three months ended September 30, 2021, the Company recorded $46 million of impairment charges for nine Airbus A319 aircraft and 13 Boeing 737-700 airframes as a result of current market conditions for used aircraft. These aircraft are all considered held for sale and classified as part of other assets. During the nine months ended September 30, 2021, in addition to the third quarter impairments described above, the Company recorded $59 million of impairments primarily related to 64 Embraer EMB 145LR aircraft and related spare engines that United retired from its regional fleet. The decision to retire these aircraft was triggered by the United Next aircraft order. In February 2021, the Company voluntarily and temporarily removed all 52 Boeing 777-200/200ER aircraft powered by Pratt & Whitney 4000 series engines from its schedule due to an engine failure incident with one of its aircraft. The Company viewed this incident as an indicator of potential impairment. Accordingly, as required under relevant accounting standards, United performed forecasted cash flow analyses and determined that the carrying value of the Boeing 777-200/200ER fleet is expected to be recoverable from future cash flows expected to be generated by that fleet and, consequently, no impairment was recorded.
Severance and benefit costs. During the three and nine months ended September 30, 2021, the Company recorded charges of $5 million and $433 million, respectively, related to pay continuation and benefits-related costs provided to employees who chose to voluntarily separate from the Company. The Company offered, based on employee group, age and completed years of service, pay continuation, health care coverage, and travel benefits. Approximately 4,500 employees elected to voluntarily separate from the Company.
(Gains) losses on sale of assets and other special charges. During the three months ended September 30, 2021, the Company recorded net gains of $17 million primarily related to gains on aircraft sale-leaseback transactions and aircraft component manufacturer credits. During the nine months ended September 30, 2021, the Company recorded net charges of $60 million primarily related to incentives for its employees to receive a COVID-19 vaccination and the termination of the lease associated with three floors of its headquarters at the Willis Tower in Chicago partially offset by the third quarter's gains.
Nonoperating unrealized (gains) losses on investments, net. During the three and nine months ended September 30, 2021, the Company recorded losses of $34 million and gains of $91 million, respectively, primarily for the change in the market value of its investments in equity securities. Substantially all of the gains and losses were related to equity securities held by the Company as of September 30, 2021. See Note 6 of this report for information related to these equity investments.
Nonoperating debt extinguishment and modification fees. During the nine months ended September 30, 2021, the Company recorded $50 million of charges for fees and discounts related to the issuance of the New Loan Facilities and the prepayment of the Existing Loan Facilities.
Nonoperating special termination benefits and settlement losses. During the nine months ended September 30, 2021, as part of the first quarter Voluntary Programs, the Company recorded $46 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution to a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees.
2020
CARES Act grant. During the nine months ended September 30, 2020, the Company received approximately $5.1 billion in funding pursuant to PSP1, which consisted of a $3.6 billion grant and a $1.5 billion unsecured loan. The Company recognized $3.1 billion of the grant as a credit to Special charges (credits) and $66 million in warrants issued to Treasury, within stockholders' equity, as an offset to the grant income.
Impairment of assets. During the three and nine months ended September 30, 2020, the Company recorded an impairment charge of $38 million related to the right-of-use asset associated with the embedded aircraft lease in one of our CPAs. Also, during the nine months ended September 30, 2020, the Company recorded impairment charges of $130 million for its China routes, which were primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets.
Severance and benefit costs. During the three and nine months ended September 30, 2020, the Company recorded $350 million and $413 million, respectively, related to the workforce reduction and voluntary plans for employee severance, pay continuance from voluntary retirements and benefits-related costs.
Nonoperating unrealized gains (losses) on investments, net. During the three and nine months ended September 30, 2020, the Company recorded gains of $15 million and losses of $271 million, respectively, primarily for the change in the market value of its investment in equity securities. Also, during the nine months ended September 30, 2020, the Company recorded losses of $24 million for the decrease in fair value of the AVH share call options, AVH share appreciation rights and AVH share-based upside sharing agreement.
Nonoperating special termination benefits and settlement losses. During the three and nine months ended September 30, 2020, the Company recorded $415 million and $646 million, respectively, of settlement losses related to the Company's primary defined benefit pension plan covering certain U.S. non-pilot employees, and special termination benefits offered under

Voluntary Programs to certain front-line U.S.-based employees participating in the non-pilot defined benefit pension plan and postretirement medical programs.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q to enhance the understanding of our results of operations, financial condition and cash flows.
EXECUTIVE SUMMARY
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company, and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). This Quarterly Report on Form 10-Q is a combined report of UAL and United, including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures, and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
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
Third Quarter 2021 Overview
Our business and operating results for 2021 continue to be significantly impacted by the novel coronavirus (COVID-19) pandemic. Given the impact of the pandemic on our business and operating results in 2020, we believe that a comparison of our results in 2021 to 2019 for certain key metrics in this financial overview discussion is more reflective of the impact of the COVID-19 pandemic.
The Company cut, relative to the third quarter of 2019, approximately 28% of its scheduled capacity for the third quarter of 2021 and expects its scheduled capacity in the fourth quarter of 2021 to be down approximately 23% versus the fourth quarter of 2019.
Operating revenue for the third quarter of 2021 decreased by $3.6 billion to $7.8 billion, or 31.9%, versus the third quarter of 2019. Operating revenue is expected to decrease between 25% and 30% in the fourth quarter of 2021 as compared to the same period in 2019.
Operating expense for the third quarter of 2021 decreased by $3.2 billion to $6.7 billion, or 32.2%, versus the third quarter of 2019.
Impact of the COVID-19 Pandemic and Outlook
The COVID-19 pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The Company has seen increasing demand for travel both domestically and in countries where entry is permitted; however, as the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand. It remains difficult to reasonably assess or predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions), the volatility of aircraft fuel prices, customer behavior changes and fluctuations in demand for air travel, among others. The Company's recovery from the COVID-19 pandemic has not followed a linear path, and due to the significant uncertainty that remains, its future operating performance, particularly in the short-term, may be subject to volatility. The Company is taking steps to be prepared for recovery as demand for travel continues to increase in line with recent customer booking trends, which include making certain investments in the recovery.

Risks and uncertainties related to the COVID-19 pandemic are further described in Part II, Item 1A. Risk Factors— "The global pandemic resulting from a novel strain of coronavirus has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity, and the duration and spread of the pandemic could result in additional adverse impacts. The outbreak of another disease or similar public health threat in the future could also have an adverse effect on the Company's business, operating results, financial condition and liquidity" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.
As the COVID-19 pandemic affected global aviation as well as major economic and financial markets, we have taken steps to mitigate the effects of the COVID-19 pandemic on our business and have remained focused on protecting the health and safety of our workforce and customers and transforming our customers' onboard experience in preparation for an eventual recovery from the COVID-19 pandemic:
Cost Reductions. The Company has identified approximately $2.2 billion of annual permanent structural cost reductions including improvements in labor efficiencies. During the first quarter of 2021, the Company offered voluntary leaves of absence to certain U.S.-based front-line employees. This program included (based on employee group, age and completed years of service) a partially-paid leave of absence with active health care coverage and travel privileges. Employees who separate from the Company after the end of such program receive certain separation benefits, such as post-employment health benefits and travel privileges. Approximately 4,500 employees elected to participate in this program, and it is expected that the majority of them will separate from employment at the end of their leave of absence. See Note 5 and Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on charges related to these programs.
Liquidity. The Company entered into a number of transactions to improve its liquidity and manage its capital. In the first nine months of 2021, the Company:
•issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 (the "2026 Notes") and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes");
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
In addition to the foregoing transactions, United entered into the following agreements with Treasury:
PSP2. On January 15, 2021, United entered into a Payroll Support Program Extension Agreement (the "PSP2 Agreement") with Treasury providing the Company with total funding of approximately $3.0 billion, pursuant to the Payroll Support Program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees who were previously impacted by involuntary furloughs. Approximately $2.1 billion was provided as a direct grant and $870 million as indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note"). See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information on the warrants issued in connection with the PSP2 Note and Note 8 of this report for a discussion of the PSP2 Note.

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
United Next. In the second quarter of 2021, United entered into firm narrow-body aircraft orders for 200 Boeing 737 MAX aircraft and 70 Airbus A321neo aircraft. The "United Next" plan will have a transformational effect on the customer experience and is expected to increase the total number of available seats per domestic departure by almost 30% by 2026 and significantly lower carbon emissions per seat. The new aircraft will come with a new signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight WiFi, as well as a bright look-and-feel with LED lighting. The new aircraft will allow the Company to replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to significant sustainability benefits compared to older planes: an expected 11% overall improvement in fuel efficiency and an expected 17-20% lower carbon emission per seat compared to older planes.
Environmental Sustainability
During the third quarter of 2021, the Company entered into a non-binding off-take agreement for the purchase of sustainable aviation fuel with Alder Fuels LLC to advance its previously announced commitments of reducing its carbon emission footprint.
In 2020, United pledged to become 100% green by reducing, compared to 2019, its greenhouse gas emissions by 100% by 2050 without relying on voluntary carbon offsets, and in 2021, United pledged to reduce, compared to 2019, its carbon intensity by 50% by 2035.
Our current expectations described above are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Forward-Looking Information" and in Part II, Item 1A. Risk Factors, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Third Quarter 2021 Compared to Third Quarter 2020
The Company recorded net income of $473 million in the third quarter of 2021 as compared to a net loss of $1.8 billion in the third quarter of 2020. The Company considers a key measure of its performance to be operating income (loss), which was $1.0 billion of income for the third quarter of 2021, as compared to a $1.6 billion loss for the third quarter of 2020, an approximately $2.7 billion increase year-over-year, primarily as a result of improvements in demand for air travel. Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Operating revenue	$7,750	$2,489	$5,261	211.4
Operating expense	6,713	4,104	2,609	63.6
Operating income (loss)	1,037	(1,615)	2,652	164.2
Nonoperating expense, net	(434)	(717)	(283)	(39.5)
Income tax expense (benefit)	130	(491)	621	NM
Net income (loss)	$473	$(1,841)	$2,314	125.7

Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2021	2020	Increase (Decrease)	% Change
Passengers (thousands) (a)	32,145	9,739	22,406	230.1
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	41,031	10,613	30,418	286.6
Available seat miles ("ASMs" or "capacity") (millions) (c)	53,886	22,212	31,674	142.6
Passenger load factor (d)	76.1%	47.8%	28.3 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	12.32	7.42	4.90	66.0
Average yield per revenue passenger mile ("Yield") (cents) (e)	16.18	15.54	0.64	4.1
Cargo revenue ton miles ("CTM") (millions) (f)	758	685	73	10.7
Cost per available seat mile ("CASM") (cents)	12.46	18.48	(6.02)	(32.6)
Average price per gallon of fuel, including fuel taxes	$2.14	$1.31	$0.83	63.4
Fuel gallons consumed (millions)	800	387	413	106.7
Employee headcount, as of September 30	85,300	87,900	(2,600)	(3.0)
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Passenger revenue	$6,637	$1,649	$4,988	302.5
Cargo	519	422	97	23.0
Other operating revenue	594	418	176	42.1
Total operating revenue	$7,750	$2,489	$5,261	211.4
The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2020:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$3,599	$658	$112	$619	$4,988
Passenger revenue	288.8%	361.5%	115.5%	499.2%	302.5%
Average fare per passenger	25.9%	(14.8)%	(9.1)%	4.2%	21.9%
Yield	10.6%	(8.7)%	(3.7)%	(2.0)%	4.1%
PRASM	67.6%	91.9%	33.6%	40.3%	66.0%
Passengers	208.8%	442.0%	137.1%	474.9%	230.1%
RPMs (traffic)	251.7%	405.8%	123.8%	511.6%	286.6%
ASMs (capacity)	132.0%	140.5%	61.4%	327.1%	142.6%
Passenger load factor (points)	28.0	35.0	9.5	22.6	28.3
Passenger revenue increased $5.0 billion, or 302.5%, in the third quarter of 2021 as compared to the year-ago period, primarily due to improvements in demand for air travel as COVID-19 vaccinations are increasingly available in the United States and certain other jurisdictions and as more governments are lifting travel and quarantine restrictions.
Cargo revenue increased $97 million, or 23.0%, in the third quarter of 2021 as compared to the year-ago period, primarily due to stronger yields on freight revenue and higher cargo tonnage from increased widebody departures of passenger flights.

Other operating revenue increased $176 million, or 42.1%, in the third quarter of 2021 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including the co-branded credit card partner, JPMorgan Chase Bank, N.A., and higher revenue from United Club lounges due to increased travelers' visits in the third quarter of 2021.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Salaries and related costs	$2,487	$2,229	$258	11.6
Aircraft fuel	1,710	508	1,202	236.6
Depreciation and amortization	623	626	(3)	(0.5)
Landing fees and other rent	652	500	152	30.4
Regional capacity purchase	520	425	95	22.4
Aircraft maintenance materials and outside repairs	346	115	231	200.9
Distribution expenses	218	53	165	311.3
Aircraft rent	58	50	8	16.0
Special charges (credits)	(1,098)	(1,081)	17	NM
Other operating expenses	1,197	679	518	76.3
Total operating expenses	$6,713	$4,104	$2,609	63.6
Salaries and related costs increased $258 million, or 11.6%, in the third quarter of 2021 as compared to the year-ago period, despite the 3.0% decrease in headcount, primarily due to several factors including an increase in front-line employees' wages from higher flight activity, prior year schedule reductions for management and administrative employees and prior year Company offered leaves of absence for front-line employees.
Aircraft fuel expense increased by $1.2 billion, or 236.6%, in the third quarter of 2021 as compared to the year-ago period, due to both higher average price per gallon of fuel and increased consumption. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended September 30, 2021 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2021	2020	% Change	2021	2020	% Change
Fuel expense	$1,710	$508	236.6%	$2.14	$1.31	63.4%
Fuel consumption (gallons)	800	387	106.7%
Landing fees and other rent increased $152 million, or 30.4%, in the third quarter of 2021 as compared to the year-ago period, primarily due to an increase in capacity-based rent and landing fees.
Regional capacity purchase increased $95 million, or 22.4%, in the third quarter of 2021 as compared to the year-ago period, primarily due to increased regional flying and increased pass-through maintenance costs.
Aircraft maintenance materials and outside repairs increased $231 million, or 200.9%, in the third quarter of 2021 as compared to the year-ago period, primarily due to higher volumes of flying and the timing of heavy check maintenance events.
Distribution expenses increased $165 million, or 311.3%, in the third quarter of 2021 as compared to the year-ago period, primarily due to higher credit card fees and commissions and higher volume of global distribution fees as a result of the overall increase in passenger revenue.
Details of the Company's special charges (credits) include the following for the three months ended September 30 (in millions):

	2021	2020
CARES Act grant	$(1,132)	$(1,494)
Impairment of assets	46	38
Severance and benefit costs	5	350
(Gains) losses on sale of assets and other special charges	(17)	25
Special charges (credits)	$(1,098)	$(1,081)

See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $518 million, or 76.3%, in the third quarter of 2021 as compared to the year ago period, primarily due to increased flight activity which resulted in an increase in our catering, airport ground handling, navigation fees, technology projects and crew-related expenses.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Interest expense	$(449)	$(345)	$104	30.1
Interest capitalized	18	16	2	12.5
Interest income	11	8	3	37.5
Unrealized gains (losses) on investments, net	(34)	15	(49)	NM
Miscellaneous, net	20	(411)	(431)	NM
Total	$(434)	$(717)	$(283)	(39.5)
Interest expense increased $104 million, or 30.1%, in the third quarter of 2021 as compared to the year-ago period, primarily due to the issuance of additional debt in the current year to provide additional liquidity to the Company during the COVID-19 pandemic.
Unrealized losses on investments, net, was $34 million in the third quarter of 2021 as compared to gains of $15 million in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net changed by $431 million in the third quarter of 2021 as compared to the year-ago period, primarily due to $415 million of special termination benefits and settlement losses related to furloughs and voluntary separation programs under the Company's defined benefit pension plan covering certain non-pilot U.S. employees and postretirement medical programs recorded in 2020. See Notes 5, 6, 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Nine Months 2021 Compared to First Nine Months 2020
The Company recorded a net loss of $1.3 billion in the first nine months of 2021 as compared to a net loss of $5.2 billion in the first nine months of 2020. The Company considers a key measure of its performance to be operating income (loss), which was a $614 million loss for the first nine months of 2021, as compared to a $4.2 billion loss for the first nine months of 2020, a $3.6 billion decrease year-over-year, primarily as a result of improvements in demand for air travel. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Operating revenue	$16,442	$11,943	$4,499	37.7
Operating expense	17,056	16,167	889	5.5
Operating loss	(614)	(4,224)	(3,610)	(85.5)
Nonoperating expense, net	(1,098)	(2,225)	(1,127)	(50.7)
Income tax benefit	(394)	(1,277)	(883)	(69.1)
Net loss	$(1,318)	$(5,172)	$(3,854)	(74.5)

Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2021	2020	Increase (Decrease)	% Change
Passengers (thousands)	70,728	42,911	27,817	64.8
RPMs (millions)	86,793	56,812	29,981	52.8
ASMs (millions)	123,869	92,113	31,756	34.5
Passenger load factor	70.1%	61.7%	8.4 pts.	N/A
PRASM (cents)	10.75	10.20	0.55	5.4
Yield (cents)	15.35	16.54	(1.19)	(7.2)
CTM (millions)	2,415	1,876	539	28.7
CASM (cents)	13.77	17.55	(3.78)	(21.5)
Average price per gallon of fuel, including fuel taxes	$1.98	$1.65	$0.33	20.0
Fuel gallons consumed (millions)	1,915	1,501	414	27.6
Employee headcount, as of September 30	85,300	87,900	(2,600)	(3.0)
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Passenger revenue	$13,319	$9,395	$3,924	41.8
Cargo	1,622	1,088	534	49.1
Other operating revenue	1,501	1,460	41	2.8
Total operating revenue	$16,442	$11,943	$4,499	37.7
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Increase (decrease) from 2020:
	Domestic	Atlantic	Pacific	Latin	Consolidated
Passenger revenue (in millions)	$3,553	$57	$(389)	$703	$3,924
Passenger revenue	56.5%	4.3%	(47.5)%	72.3%	41.8%
Average fare per passenger	(5.6)%	(16.5)%	32.9%	(20.6)%	(14.0)%
Yield	(8.3)%	(21.1)%	68.6%	(12.1)%	(7.2)%
PRASM	14.7%	(19.7)%	(23.9)%	(16.0)%	5.4%
Passengers	65.7%	25.0%	(60.5)%	117.0%	64.8%
RPMs (traffic)	70.7%	32.4%	(68.9)%	96.1%	52.8%
ASMs (capacity)	36.4%	30.1%	(31.0)%	105.3%	34.5%
Passenger load factor (points)	15.8	1.0	(32.1)	(3.1)	8.4
Passenger revenue increased $3.9 billion, or 41.8%, in the first nine months of 2021 as compared to the year-ago period, primarily due to the increased availability of the COVID-19 vaccine and a recovery in the demand for air travel, as demonstrated by a 64.8% increase in passengers year-over-year.
Cargo revenue increased $534 million, or 49.1%, in the first nine months of 2021 as compared to the year-ago period, primarily due to strong yields of cargo-only flights as a result of increased demand for critical goods during the course of the COVID-19 pandemic.
Other operating revenue increased $41 million, or 2.8%, in the first nine months of 2021 as compared to the year-ago period, primarily due to the impact of the partial demand recovery on co-brand credit card spending and increased credit card acquisitions.

Operating Expenses. The table below includes data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Salaries and related costs	$6,987	$7,354	$(367)	(5.0)
Aircraft fuel	3,793	2,474	1,319	53.3
Depreciation and amortization	1,866	1,859	7	0.4
Landing fees and other rent	1,735	1,552	183	11.8
Regional capacity purchase	1,546	1,550	(4)	(0.3)
Aircraft maintenance materials and outside repairs	917	659	258	39.2
Distribution expenses	442	379	63	16.6
Aircraft rent	165	147	18	12.2
Special charges (credits)	(3,423)	(2,467)	956	NM
Other operating expenses	3,028	2,660	368	13.8
Total operating expenses	$17,056	$16,167	$889	5.5
Salaries and related costs decreased $367 million, or 5.0%, in the first nine months of 2021 as compared to the year-ago period, primarily due to lower headcount as a result of various employee voluntary separation programs since the start of the COVID-19 pandemic and a $233 million increase in tax credits provided by the Employee Retention Credit under the CARES Act.
Aircraft fuel expense increased $1.3 billion, or 53.3%, in the first nine months of 2021 as compared to the year-ago period, primarily due to a higher average price per gallon of fuel and increased consumption. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2021 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2021	2020	% Change	2021	2020	% Change
Fuel expense	$3,793	$2,474	53.3%	$1.98	$1.65	20.0%
Fuel consumption (gallons)	1,915	1,501	27.6%
Landing fees and other rent increased $183 million, or 11.8%, in the first nine months of 2021 as compared to the year-ago period, primarily due to an increase in capacity-based rent and landing fees.
Aircraft maintenance materials and outside repairs increased $258 million, or 39.2%, in the first nine months of 2021 as compared to the year-ago period, primarily due to higher volumes of flying and increased heavy check maintenance events.
Distribution expenses increased $63 million, or 16.6%, in the first nine months of 2021 as compared to the year-ago period, primarily due to higher credit card fees and commissions and higher volume of global distribution fees as a result of the overall increase in passenger revenue. Distribution expenses were also impacted by the mix of leisure travel versus business travel, which requires the use of different distribution channels and forms of payment.
Details of the Company's special charges (credits) include the following for the nine months ended September 30 (in millions):

	2021	2020
CARES Act grant	$(4,021)	$(3,083)
Impairment of assets	105	168
Severance and benefit costs	433	413
(Gains) losses on sale of assets and other special charges	60	35
Special charges (credits)	$(3,423)	$(2,467)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $368 million, or 13.8%, in the first nine months of 2021 as compared to the year-ago period, primarily due to increases in ground handling, passenger services, and personnel-related costs from increased flying and higher expenditures on information technology projects.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2021	2020	Increase (Decrease)	% Change
Interest expense	$(1,228)	$(712)	$516	72.5
Interest capitalized	57	54	3	5.6
Interest income	30	45	(15)	(33.3)
Unrealized gains (losses) on investments, net	91	(295)	(386)	NM
Miscellaneous, net	(48)	(1,317)	(1,269)	(96.4)
Total	$(1,098)	$(2,225)	$(1,127)	(50.7)
Interest expense increased $516 million, or 72.5%, in the first nine months of 2021 as compared to the year-ago period, primarily due to the issuance of additional debt in the current year period to provide additional liquidity to the Company during the COVID-19 pandemic.
Unrealized gains on investments, net, was $91 million in the first nine months of 2021 as compared to $295 million in unrealized losses in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net decreased $1.3 billion in the first nine months of 2021 as compared to the year-ago period, primarily due to the $697 million of credit loss allowances associated with the Company's Term Loan Agreement, with, among others, BRW Aviation Holding LLC and BRW Aviation LLC, and the related guarantee recorded in the first quarter of 2020, and lower special termination benefits related to voluntary separation programs under the Company's defined benefit pension plan covering certain non-pilot U.S. employees and postretirement medical programs. See Notes 5, 6, 7 and 9 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of September 30, 2021, the Company had $19.4 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $11.7 billion at December 31, 2020. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed. We expect to maintain an elevated level of liquidity in the near term as we navigate through the remainder of 2021, which may lead to the issuance of additional debt securities, the repurchase or redemption of debt securities prior to maturity or the issuance of common stock, as well as to the pursuit of financing options for our firm aircraft order and other related capital expenditures consistent with our historical practice prior to the onset of the COVID-19 pandemic. While we have been able to access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines, we must return to profitability in order to service our debt and maintain appropriate liquidity levels for our long-term operating needs.
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
The New Revolving Credit Facility provides revolving loan commitments of up to $1.75 billion until April 21, 2025. No borrowings were outstanding under the New Revolving Credit Facility at September 30, 2021.
In addition, the Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2021, the Company had approximately $41.6 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $3.3 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2021, UAL and United were in compliance with their respective debt covenants.
As of September 30, 2021, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots, was pledged under various loan and other agreements. As of April 21, 2021, the Company pledged as collateral for the Notes and the New Loan Facilities the following: (i) all of United's route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) United's rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport (subject to certain exclusions), and (iii) United's rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
As of September 30, 2021, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2021	2022	2023	After 2023
Airbus A321XLR	50	—	—	—	50
Airbus A321neo	70	—	—	16	54
Airbus A350	45	—	—	—	45
Boeing 737 MAX	371	4	48	114	205
Boeing 787	8	1	7	—	—
(a) United also has options and purchase rights for additional aircraft.
During the third quarter of 2021, the Company elected to accelerate the delivery of eight Boeing 737 MAX aircraft from 2023 to 2022. The aircraft listed in the table above are scheduled for delivery through 2030. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, or to the extent rights are exercised pursuant to the relevant agreements to modify the timing of deliveries, the amount and timing of the Company's future capital commitments could change.
United has an agreement to purchase ten used Airbus A319 aircraft, which it intends to sell, with expected delivery dates in 2021 and 2022.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Twenty Boeing model aircraft were delivered in the first nine months of 2021 under these transactions (and each is presently subject to a long-term lease to United). Remaining aircraft in the agreements are scheduled to be delivered in the last three months of 2021.
As of September 30, 2021, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments for approximately $34.5 billion, of which approximately $0.9 billion, $5.3 billion, $7 billion, $4.8 billion, $4.3 billion and $12.2 billion are due in the last three months of 2021, for the full years 2022, 2023, 2024, and 2025, and after 2025, respectively. To the extent the Company and Boeing agree to modify the timing of Boeing 737 MAX deliveries, the amount and timing of the Company's future capital commitments could change.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	B+	Ba2	B+
United	B+	*	B+
* The credit agency does not issue corporate credit ratings for subsidiary entities.
These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates ("EETCs"), term loans, and secured bond financings. Downgrades from current rating levels, among other things, could affect the fair market value of existing debt and restrict the availability and/or increase the cost of future financing for the Company.
Sources and Uses of Cash
Operating Activities. Cash flows provided by operations were $2.3 billion for the nine months ended September 30, 2021 compared to cash flows used in operations of $2.0 billion for the same period in 2020. The increase is primarily attributable to partial improvements in the demand for passenger travel as well as total government grant funding provided under the PSP2 Agreement and PSP3 Agreement of $4.1 billion, partially offset by continuing operating losses as a result of the COVID-19 pandemic.
Investing Activities. Capital expenditures were approximately $1.6 billion in each of the nine months ended September 30, 2021 and 2020. Capital expenditures for the nine months ended September 30, 2021 were primarily attributable to advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in the nine months ended September 30, 2021 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the nine months ended September 30, 2021, the Company made payments for debt, finance leases, and other financing liabilities of $4.6 billion, primarily for repayments of $1.4 billion aggregate principal amount outstanding under the 2017 Term Loan Facility, $1.0 billion aggregate principal amount outstanding under the 2017 Revolving Credit Facility, and $520 million aggregate principal amount outstanding under the CARES Act Loan.
Debt Issuances. During the nine months ended September 30, 2021, United received and recorded:
•$870 million from the PSP2 Note;
•$600 million of proceeds as debt from the EETC pass-through trusts established in February 2021;
•$810 million from the PSP3 Note;
•$5.0 billion from the New Term Loan Facility; and
•$4.0 billion from the Notes.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.
Share Issuance. During the nine months ended September 30, 2021, the Company raised approximately $532 million in net cash proceeds from the issuance and sale of UAL common stock through "at the market offerings" under equity distribution agreements entered into in June 2020 and March 2021. During the quarter ended September 30, 2021, no shares were sold through "at the market offerings".

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
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, relating to, among other things, the potential impacts of the COVID-19 pandemic and steps the Company plans to take in response thereto and goals, plans and projections regarding the Company’s financial position, results of operations, market position, product development, ESG targets and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company’s future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "expects," "will," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "may," "projects," "forecast," "guidance," "outlook," "goals", "targets" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as conditional statements, statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law or regulation.
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the adverse impacts of the ongoing COVID-19 global pandemic, and possible outbreaks of another disease or similar public health threat in the future, on our business, operating results, financial condition, liquidity and near-term and long-term strategic operating plan, including possible additional adverse impacts resulting from the duration and spread of the pandemic; unfavorable economic and political conditions in the United States and globally; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; our reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; adverse publicity, harm to our brand; reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners, or another airline; terrorist attacks, international hostilities or other security events, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry; increasing privacy and data security obligations or a significant data breach; disruptions to our regional network and United Express flights provided by third-party regional carriers; the failure of our significant investments in other airlines, equipment manufacturers and other aviation industry participants to produce the returns or results we expect; further changes to the airline industry with respect to alliances and joint business arrangements or due to consolidations; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; our reliance on single suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions on our operations; extended interruptions or disruptions in service at major airports where we operate; the impacts of seasonality and other factors associated with the airline industry; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; any damage to our reputation or brand image; the limitation of our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; the costs of compliance with extensive government regulation of the airline industry; costs, liabilities and risks associated with environmental regulation and climate change; the impacts of our significant amount of financial leverage from fixed obligations, the possibility we may seek material amounts of additional financial liquidity in the short-term and the impacts of insufficient liquidity on our financial condition and business; failure to comply with the covenants in the MileagePlus financing agreements, resulting in the possible acceleration of the MileagePlus indebtedness, foreclosure upon the collateral securing the

MileagePlus indebtedness or the exercise of other remedies; failure to comply with financial and other covenants governing our other debt; changes in, or failure to retain, our senior management team or other key employees; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; increases in insurance costs or inadequate insurance coverage; and other risks and uncertainties set forth under Part II, Item 1A., Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the "SEC").
The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties. In addition, certain forward-looking outlook provided in this report relies on assumptions about the duration and severity of the COVID-19 pandemic, the timing of the return to a more stable business environment, the volatility of aircraft fuel prices, customer behavior changes and return in demand for air travel, among other things (together, the "Recovery Process"). If the actual Recovery Process differs materially from our assumptions, the impact of the COVID-19 pandemic on our business could be worse than expected, and our actual results may be negatively impacted and may vary materially from our expectations and projections. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change. For instance, forward capacity is matched with current observed bookings trends and published flight schedules for the quarter and we will monitor future demand and booking trends and adjust capacity, as needed. As such, our actual flown capacity may differ materially from currently published flight schedules or current estimations.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2021, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2021
During the three months ended September 30, 2021, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, Legal Proceedings, of the 2020 Form 10-K for a description of legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part II, Item 1A., Risk Factors, of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None
(b) None
(c) None

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United	Supplemental Agreement No. 17 to Purchase Agreement No. 03776 between The Boeing Company and United Airlines, Inc. dated as of August 12, 2021

^10.2	UAL United	Supplemental Agreement No. 18 to Purchase Agreement No. 03776 between The Boeing Company and United Airlines, Inc. dated as of September 8, 2021

^10.3	UAL United	Supplemental Agreement No. 07 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines, Inc. dated as of August 12, 2021

^10.4	UAL United	Supplemental Agreement No. 08 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines, Inc. dated as of September 8, 2021

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	October 20, 2021	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 20, 2021	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 20, 2021	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 20, 2021	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)