Form 10-K
period 2021-12-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2022-02-18
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of common stock held by non-affiliates of United Airlines Holdings, Inc. was $16.9 billion as of June 30, 2021 based on the closing sale price of $52.29 on that date. There is no market for United Airlines, Inc. common stock.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 10, 2022.

United Airlines Holdings, Inc.	324,626,332	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
This combined Form 10-K is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc.
OMISSION OF CERTAIN INFORMATION
United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Airlines Holdings, Inc. from its definitive proxy statement for its 2022 Annual Meeting of Stockholders.

United Airlines Holdings, Inc. and Subsidiary Companies
United Airlines, Inc. and Subsidiary Companies
Annual Report on Form 10-K
For the Year Ended December 31, 2021

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
PART I

ITEM 1.    BUSINESS.
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). United's shared purpose is "Connecting People. Uniting the World." United has the most comprehensive route network among North American carriers, including U.S. mainland hubs in Chicago, Denver, Houston, Los Angeles, New York/Newark, San Francisco and Washington, D.C.
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
The Company's principal executive office is located at 233 South Wacker Drive, Chicago, Illinois 60606 (telephone number (872) 825-4000). The Company's website is located at www.united.com and its investor relations website is located at ir.united.com. The information contained on or connected to the Company's websites is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission ("SEC"). The Company's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as UAL's proxy statement for its annual meeting of stockholders, are accessible without charge on the Company's investor relations website, as soon as reasonably practicable, after we electronically file such material with, or furnish such material to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are also available on the SEC's website at www.sec.gov.
Operations
The Company transports people and cargo throughout North America and to destinations in Asia, Europe, Africa, the Pacific, the Middle East and Latin America. UAL, through United and its regional carriers, operates across six continents, with hubs at Newark Liberty International Airport ("EWR"), Chicago O'Hare International Airport ("ORD"), Denver International Airport ("DEN"), George Bush Intercontinental Airport ("IAH"), Los Angeles International Airport ("LAX"), A.B. Won Pat International Airport ("GUM"), San Francisco International Airport ("SFO") and Washington Dulles International Airport ("IAD").
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
COVID-19 Impact. The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The Company has seen increasing demand for travel both domestically and in countries where entry is permitted compared to demand at the start of the COVID-19 pandemic; however, as the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand. It remains difficult to reasonably assess or predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the efficacy and availability of various treatment options, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines or treatment options, and the continuation of existing or implementation of new government travel restrictions), customer behavior changes and fluctuations in demand for air travel, among others. The COVID-19 pandemic and the measures taken in response may continue to impact many aspects of our business, operating results, financial condition and liquidity in a number of ways, including labor shortages (including reductions in available staffing and related impacts to the Company's flight schedules and reputation), facility closures and related costs, disruptions to the Company's and its business partners' operations, reduced travel demand and consumer spending, increased operating costs, supply chain disruptions, logistics constraints, volatility in the price of our securities, our ability to access capital markets and volatility in the global economy and financial markets generally. The Company's recovery from the COVID-19 pandemic has not followed a linear path, and due to the significant uncertainty that remains, its future operating performance, particularly in the short-term, may be subject to volatility. The Company is taking steps to be prepared for recovery as demand for travel continues to generally increase, which include investing in innovative technology, focusing on process improvements and implementing the United Next transformative strategy. During 2021, the Company operated approximately 63% of its 2019 capacity.
United Next. In the second quarter of 2021, United announced its United Next plan, which we believe will have a transformational effect on the customer experience and earnings power of the business. It is expected to increase United's average gauge in North America, the total number of available seats per departure, by almost 30% by 2026 versus 2019, as well as significantly lower carbon emissions per seat. New aircraft will come with a new signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight WiFi, as well as a bright look-and-feel with LED lighting. New aircraft are expected to increase North America premium seat counts by 75% per short-haul departure by 2026 versus 2019. The Company plans to replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to significant sustainability benefits compared to older planes: an expected 11% overall improvement in fuel efficiency and an expected 17-20% lower carbon emission per seat compared to older planes. We believe United Next will allow us to differentiate our network and segment our products with a greater premium offering, while also maintaining fare competitiveness with low-cost carriers.
Regional. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 13% of the Company's total capacity for the year ended December 31, 2021. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. This regional service complements our operations by carrying traffic that connects to our hubs and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Champlain Enterprises, LLC d/b/a CommutAir ("CommutAir"), Republic Airways Inc. ("Republic"), GoJet Airlines LLC ("GoJet"), Mesa Airlines, Inc. ("Mesa"), SkyWest Airlines, Inc. ("SkyWest"), and Air Wisconsin Airlines LLC ("Air Wisconsin") are all regional carriers that operate with capacity contracted to United under capacity purchase agreements ("CPAs"). Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. In return, the regional carriers operate the capacity of the aircraft included within the scope of such CPA exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.
Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. Despite the global challenges posed by the COVID-19 pandemic, Star Alliance carriers continued to serve more than 1,000 airports in 186 countries with close to 15,000 daily departures as of January 1, 2022. Star Alliance members, in addition to United, are Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways ("ANA"), Asiana Airlines, Austrian Airlines, Aerovías del Continente Americano S.A., Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In addition to its members, Star Alliance includes Shanghai-based Juneyao Airlines and Thailand-based Thai Smile Airways, a subsidiary of THAI Airways International, as connecting partners.

United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier's selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers, including Aeromar, Aer Lingus, Air Dolomiti, Airlink Proprietary Limited, Azul Linhas Aéreas Brasileiras S.A. ("Azul"), Boutique Air, Cape Air, Edelweiss, Eurowings, Eurowings Discover, Hawaiian Airlines, Olympic Air, Silver Airways and Vistara.
United also participates in three passenger joint business arrangements ("JBAs"): one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Air Dolomiti, Austrian Airlines, Brussels Airlines, Edelweiss, Eurowings, Eurowings Discover and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes, and one with Air New Zealand covering certain routes between the United States and New Zealand. These passenger JBAs enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering enhanced customer benefits, such as highly competitive flight schedules, fares and services. Separate from the passenger JBAs, United also participates in cargo JBAs with ANA for transpacific cargo services and with Lufthansa for transatlantic cargo services. These cargo JBAs offer expanded and more seamless access to cargo space across the carriers' respective combined networks.
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
In 2021, approximately 3.6 million MileagePlus flight awards were used on United and United Express. These awards represented approximately 7% of United's total revenue passenger miles. Total miles redeemed for flights on United and United Express, including class-of-service upgrades, represented approximately 90% of the total miles redeemed. In addition, excluding miles redeemed for flights on United and United Express, MileagePlus members redeemed miles for approximately 1.0 million other awards. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers. Redemptions in 2021 were adversely impacted by the COVID-19 pandemic and decreased 37% as compared to 2019 redemptions.
In response to the impact of COVID-19, the Company made changes to its MileagePlus® Premier® program that made it easier to earn status in 2021 for the 2022 program year. Early in 2021, United deposited 25% of the Premier Qualifying Points ("PQP")-only requirements in Premier members' accounts based on their 2021 Premier status level. Premier members earned double the PQP on each of the first three PQP-eligible trips completed January 1 through March 31, 2021 (up to 1,500 PQP per trip), helping their flights go further toward reaching status.
Air Cargo. United provides freight and mail services (air cargo). The majority of cargo services are provided to commercial businesses, freight forwarder and logistic firms and the United States Postal Service. Through our global network, our cargo operations are able to connect the world's major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft, and starting in 2020, the use of our passenger aircraft for cargo-only flights. We expect to reduce and ultimately cease cargo-only flights as long haul passenger demand increases.
Distribution Channels. The Company's airline seat inventory and fares are distributed through the Company's direct channels, traditional travel agencies and online travel agencies ("OTA"). The use of the Company's direct sales website, www.united.com, the Company's mobile applications and alternative distribution systems provides the Company with an opportunity to de-commoditize its services, better present its content, make more targeted offerings, better retain its customers, enhance its brand and lower its ticket distribution costs. Agency sales are primarily sold using global distribution systems ("GDS"). United has developed and expects to continue to develop capabilities to sell certain ancillary products through the GDS channel to provide an enhanced buying experience for customers who purchase in that channel.

Third-Party Business. United generates third-party business revenue that includes maintenance services, frequent flyer award non-travel redemptions, flight academy and ground handling. Third-party business revenue is recorded in Other operating revenue. Expenses associated with third-party business, except non-travel redemptions, are recorded in Other operating expenses. Non-travel redemptions expenses are recorded to Other operating revenue.
Aircraft Fuel. The table below summarizes the fuel consumption and expense of UAL's aircraft (including the operations of our regional partners operating under CPAs) during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2021	2,729	$5,755	$2.11	22%
2020	2,004	$3,153	$1.57	15%
2019	4,292	$8,953	$2.09	23%
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. The Company routinely enters into purchase contracts based on expected fuel requirements for UAL aircraft (including regional partners operating under CPAs) that are generally indexed to various market price benchmarks for aircraft fuel. These contracts customarily do not provide material protection against changes in market prices or guarantee the uninterrupted availability of adequate quantities of aircraft fuel. The price of aircraft fuel used by our operations has fluctuated substantially in the past several years. The Company's current strategy is to not enter into financial transactions to hedge the market price exposure of its expected fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors. Due to the partial recovery in operations experienced in 2021, our aircraft fuel consumption has increased from 2020 levels.
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

Environmental, Social and Governance Approach and Highlights
Climate Strategy
The Company's commitment to operating an environmentally sustainable and responsible airline is woven into its long-term strategy and its values. The Company believes that it is critical, now more than ever, to continue to enhance its services connecting people and uniting the world, and is committed to finding solutions, both individually as a company, and together with partners in both the private and public sectors, to do so sustainably and responsibly while also achieving its financial goals. The Company is continuously looking for new ways to reduce its environmental impact in the air, on the ground and at its facilities, which benefits its employees, customers and stockholders. At the end of 2020, the Company pledged to become 100% green by eliminating its greenhouse gas ("GHG") emissions by 2050 without relying on the use of traditional carbon offsets, the only airline globally to make this commitment. Given the airline industry's designation as a 'hard-to-abate sector', the Company believes that not relying on carbon offsets is important and the right priority because the airline industry should focus on real decarbonization within its own activities as the industry cannot afford to divert resources and attention toward offset programs that do not effectuate real progress within aviation operations.
Since making the announcement of the Company's pledge to become 100% green by eliminating GHG emissions by 2050, management has identified multiple pathways to accomplish this goal wholly independent of any current regulatory requirement to do so. The Company's earnest intention on meeting the net zero GHG emission goal led the Company to commit to a mid-term objective of reducing, compared to 2019, its carbon intensity by 50% by 2035. This carbon intensity target aligns with the temperature limits of the Paris Agreement and will allow the Company to show progress towards its 2050 net zero GHG emissions goal in the nearer term.
Even with the challenges presented by the COVID-19 pandemic, the Company is committed to redefining the future of air travel with environmental sustainability in the forefront because it believes that it is the Company's responsibility to take tangible steps to mitigate climate change. Its strategy to achieve its climate goals is centered around four key pathways, each of which is described in further detail below: (i) reducing the Company's environmental footprint, (ii) innovating for potentially transformative carbon reduction technology, (iii) removing the Company's atmospheric carbon impacts and (iv) collaborating with employees, customers, airports, suppliers, cross-industry partners and policymakers to facilitate faster action and the commercialization of technology solutions concerning climate change. The Company's Board of Directors (the "Board"), including through its Public Responsibility Committee, provides oversight of its climate goals and strategy to ensure integration with its core business strategy and management periodically updates the Board on the implementation of the Company's climate strategy.
•Reducing Environmental Footprint: As part of this plan, the Company is keyed on maximizing fuel efficiency and reducing fuel usage in its operations. The main focus in realizing this objective is reducing its fossil jet fuel consumption, which is both the largest contributor to its environmental footprint and a sizable expense for the Company. The Company's primary effort in reducing its fossil jet fuel consumption is directed on working with strategic partners to employ and commercialize the use of sustainable aviation fuel ("SAF"). SAF is the only technology solution realized today that can abate emissions from the Company's flight operations. SAF can reduce lifecycle GHG emissions by up to 85% compared with conventional jet fuel and has the added benefits of having a limited impact on performance or safety and providing energy diversification. However, SAF supply in the jet fuel market is constrained today, with it contributing to far less than 1% of global commercial aviation fuel usage. Additionally, the purchase of SAF today comes with a price premium, compared to conventional jet fuel, to account for the additional costs of this early-stage solution. These challenges with present-day SAF have informed the Company's strategy of investing in SAF producers and technology to help scale the SAF market and unlock future supply for the Company. The Company uses SAF from World Energy in its daily operations at LAX and has sourced more than five million gallons of SAF since 2016.
◦In 2015, the Company made a $30 million equity investment in Fulcrum BioEnergy, Inc. ("Fulcrum"), a company that has developed a process for transforming municipal solid waste into low carbon transportation fuels, and entered into a long-term supply agreement with Fulcrum which provides United the opportunity to purchase at least 900 million gallons of SAF.
◦In 2016, the Company became the first airline globally to use SAF in regular operations on a continuous basis with SAF from World Energy.
◦In 2021, the Company launched its first-of-its-kind Eco-Skies Alliance program with two separate enrollments in which corporate partners agreed to collectively fund the price premium for approximately 7.1 million gallons of SAF.

◦In September 2021, the Company made a joint investment with Honeywell UOP in Alder Fuels, a new clean tech venture developing a first-of-its-kind low-carbon crude oil technology to accelerate large-scale SAF production. The Company also agreed to purchase 1.5 billion gallons (enough to fly more than 57 million passengers) of SAF from Alder Fuels.
◦In December 2021, the Company made aviation history by operating the first passenger flight using 100% SAF, in one engine, from Chicago to Washington, D.C. The flight showcased the safety of SAF and the potential for a dramatically reduced carbon footprint for aviation.
Alongside developing and using SAF, the Company is concentrated on introducing newer, more fuel-efficient aircraft into its fleet as well as improving the efficiency of its existing fleet. From 1990 to 2021, the Company improved its mainline fuel efficiency more than 30%. In the second quarter of 2021, the Company announced United Next and entered into firm narrow-body aircraft orders for 200 Boeing 737 MAX aircraft and 70 Airbus A321neo aircraft, which are expected to have an 11% overall improvement in fuel efficiency and an expected 17-20% lower carbon emission per seat compared to older planes. In conjunction with its SAF mission and improving the fuel efficiency of its fleet, the Company has been revamping its flight and ground operations, implementing operational and procedural initiatives to drive fuel conservation. Over 4,000 units of the Company's ground service equipment ("GSE") around the world are electric or use alternative fuels and, as of the end of 2021, nearly 32% of its GSE fleet have been electrified. The Company has worked collaboratively across its organization and with Air Traffic Control ("ATC") providers to improve fuel efficiency through the implementation of best practices, by providing training to its pilots and dispatchers and supplying them with the tools needed to execute on those strategies.
•Innovating in Carbon Reduction Technology: The Company has been forming partnerships with, as well as investing in, early-stage climate technology companies that have the potential to scale and support the Company's climate targets or are generally supportive of advancing sustainability within the broader economy. In June 2021, the Company launched a new corporate venture capital fund, United Airlines Ventures, Ltd. ("UAV"), to focus the Company's efforts in these investments.
◦In February 2021, the Company announced an investment in, and agreement to work with, Archer Aviation Inc. to accelerate the development and production of their electric aircraft – an urban mobility solution that has the potential to serve as an "air taxi," giving the Company an opportunity to accelerate the development of clean technologies on a broader scale and its customers another opportunity to reduce their carbon footprint before they even board a United flight.
◦In July 2021, UAV announced that, along with Breakthrough Energy Ventures and Mesa, it invested in electric aircraft startup Heart Aerospace Incorporated. Heart Aerospace is developing the ES-19, a 19-seat electric aircraft that has the potential to fly customers up to 250 miles with zero emissions when powered by renewable electricity.
◦In December 2021, the Company became the largest airline to invest in zero-emission engines for regional aircraft with a new equity stake in hydrogen-electric engine developer, ZeroAvia, Inc. These engines support the retrofit of select regional aircraft engines, replacing fossil fuel burning engines with zero-emission alternatives.
•Removing Carbon Impact: The Company intends to extend its environmental sustainability efforts beyond reducing emissions by also focusing on carbon removal by investing in carbon capture technologies to either sequester carbon or to potentially utilize captured carbon to make low-carbon fuels. In 2020, the Company became the first airline to announce a commitment to invest in direct air capture, a carbon capture and sequestration technology.
•Collaborating with Partners: The Company has devoted a significant amount of time and energy on defining a better future of flying by collaborating with employees, customers, airports, suppliers, cross-industry partners and policymakers to scale the supply of decarbonization technology solutions, minimize its environmental impact, boost environmental sustainability of the airline industry and protect the environment, all of which are key to advancing the Company's climate goals.
◦The Company worked with federal policymakers to champion the Sustainable Skies Act SAF Blender's Tax Credit with the intent to create an economic incentive for increased SAF production within the United States.
◦The Company is a founding member of the Biden Administration's First Movers Coalition, a collective of leading companies committing to purchase low-carbon technologies in hard-to-abate sectors. As part of its membership, the Company has committed to using emerging technologies with significant emissions reductions by 2030 and has also set a target of replacing at least 5% of conventional jet fuel demand with SAF that reduces lifecycle GHG emissions by 85% or more compared with conventional jet fuel by 2030.

◦At the international level, the Company was the only airline whose chief executive officer attended the 2021 UN Conference of the Parties ("COP26") climate conference, supporting the pathway to net-zero emissions for air travel through the use of SAF and other technologies.
◦During the COP26 conference, the Sustainable Aviation Buyers Alliance ("SABA"), a non-profit initiative of the Environmental Defense Fund and Rocky Mountain Institute that is developing a sustainability framework for SAF, announced that United and other airlines have founded its new Aviators Group. Through SABA, the Company intends to work collaboratively with its customers and industry peers to support low-carbon technologies such as SAF.
◦The Company has supported the adoption of more aggressive industry targets, with both Airlines for America ("A4A") and the International Air Transport Association committing to net-zero emissions by 2050 for domestic and international carriers, respectively. In addition, the Company along with other A4A members have pledged to work towards the Biden Administration's SAF Grand Challenge to collectively make 3 billion gallons of SAF available domestically by 2030.
Additional quantitative emissions data follows this paragraph. The Company believes that its absolute GHG emissions will rise in the immediate future as the impact of the COVID-19 pandemic on the Company's operations lessens and the Company implements its United Next strategy and expects to return to growth with the anticipated increase in travel demand. In addition, even though investing in carbon offsets could present near-term emissions reductions, as outlined above, the Company is resolute in attaining its mid-term and long-term climate goals without relying on the use of traditional carbon offsets and has made progress towards implementing solutions that are needed to permanently change aviation and reduce the environmental impact of air travel to protect our planet for generations to come. It is also important to note that certain of these technology solutions need time to reach commercial availability. Despite this and other hurdles, the Company believes that its investment in these solutions are sound, particularly given that the Company's climate goals and overall climate strategy are increasingly important factors in its relationships with its employees and customers.

Carbon Emissions	2020	2019
Direct (Scope 1) GHG Emissions in Metric Tons CO2e
Gross GHG emissions	15,490,070	34,413,790
SAF emissions reductions	(4,708)	(6,850)
Net GHG emissions	15,485,363	34,406,941
Indirect Emissions in Metric Tons CO2e
Indirect (Scope 2) GHG emissions	175,087	189,682
Other indirect (Scope 3) GHG emissions	4,280,317	7,471,298
Total GHG Emissions in Metric Tons CO2e
Gross GHG emissions	19,940,767	42,067,921
Carbon offsets (a)	(4,106)	(15,425)
Net GHG emissions	19,936,661	42,052,496

Carbon Emissions Intensity Rates (b)	2020	2019
Emissions Intensity per Revenue ton-mile
Revenue ton-mile ("RTMs") (millions) (c)	9,755	26,655
Metric tons CO2e/1,000 RTMs (d)	1.605	1.298
Emissions Intensity per Available seat-mile
Available seat-miles ("ASMs") (millions) (e)	122,804	284,999
Metric tons CO2e/1,000 ASMs (f)	161	146
(a)Offset purchases made in 2019 and 2020 were part of discrete promotional campaigns originally offered in late 2019 through the beginning of 2020. These promotions were offered prior to the Company's announcement in December 2020 of its commitment to reduce 100% of its GHG emissions by 2050 without the voluntary use of traditional offsets and are no longer part of the Company's promotional campaigns. The Company may be subject to future regulatory requirements that require the purchase of carbon offsets.
(b)Intensity rates and operational figures are calculated based on third-party verified data of 2020 and 2019.
(c)The number of revenue, passenger and cargo, tons transported multiplied by the number of miles flown on each segment.
(d)Scope 1+2 emissions/Mainline RTMs; metric used for tracking progress against industry goal of 1.5%/year efficiency improvement.
(e)The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(f)Scope 1+2+3 Regional emissions/Mainline+Regional ASMs; metric used for tracking progress against our 2035 and 2050 climate change goals.

Additional information on United's commitment to environmental sustainability is available at united.com/sustainability. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
Human Capital Management and Resources
Our employees around the world are joined in a shared purpose of "Connecting People. Uniting the World" by enabling connections that matter and move society – whether it is connecting people across cultures, flying a loved one to a wedding, connecting medical professionals at a breakthrough conference or getting a business traveler to an important meeting or back home in time for a child's big game. Our ability to make these connections, as well as to build long-term value for our shareholders and contribute to the broader community, depends on our commitment to attract and retain the best talent at all levels of our organization and across our global workforce. To facilitate talent attraction and retention, we strive through our human capital management strategy to create lifelong careers for the people of United. That includes professional development and promotional opportunities and the ability to qualify for retirement benefits, health and wellness benefits and, of course, travel privileges as we remain dedicated in providing the best place for our employees to work. Our Core4 (we are safe, then caring, dependable and efficient) serves as the framework for how we take care of our customers and each other and how we make decisions as a team. For United, our shared purpose is about more than getting people from one place to another and executing our strategic priorities: it means that as a global company that operates in hundreds of locations around the world with millions of customers, we have a unique responsibility and opportunity to drive meaningful change in the places where we fly by creating exciting, rewarding and long-term careers for tens of thousands of people who live in the communities that we serve.
Demographics: As of December 31, 2021, UAL, including its subsidiaries, had approximately 84,100 employees, including employees on voluntary leave programs, consisting of approximately 21,700 flight attendants, 15,400 passenger service agents, 12,600 ramp service agents, 12,200 pilots, 8,100 technicians and related Flight Simulator Technicians, 900 storekeeper employees, 400 dispatchers, 300 fleet tech instructors, load planners, maintenance instructors and security officers and 12,500 management and other personnel. Approximately 85% of the Company's employees were represented by various U.S. labor organizations at year-end 2021.
As of December 1, 2021, of our U.S. employees, approximately 38% were female and approximately 46% self-identified as part of an underrepresented racial or ethnic group. Our workforce diversity metrics are reported regularly to the executive team and to the Board. The Board believes that its membership should continue to reflect a diversity of gender, race, ethnicity, age, sexual orientation and gender identity and is committed to actively seeking women and minority candidates for the pool from which director candidates are chosen in support of the Board's commitment to diversity. The following table contains aggregate information regarding certain self-identified characteristics of our U.S. employees and directors:

U.S. Employees and Directors (a)	Female	Male	Asian	American Indian/Alaska Native	Black/African American	Hispanic/ Latino	Hawaiian/ Pacific Island	Not disclosed	Two or more races	White
Board of Directors	3	11	—	—	2	—	—	—	—	12
Company-wide	26,221	41,930	8,400	297	9,128	10,788	1,572	689	1,272	36,002
Frontline	22,780	36,828	7,113	275	8,240	9,685	1,436	580	1,123	31,153
Professional/ Supervisory	2,268	3,033	690	16	678	834	109	77	101	2,796
Senior Professional/ Leaders	1,094	1,916	583	5	194	257	26	29	44	1,872
Senior Leaders	79	153	14	1	16	12	1	3	4	181
(a)Diversity representation data is for U.S. workforce only, excluding employees on leave and those directly employed by United subsidiaries, as of December 1, 2021. Diversity tracking is prohibited by law in some international locations. Numbers may not sum due to rounding.

Connecting People. Uniting the World: The following programs, policies and initiatives encompass some of the objectives and measures that we continue to focus on as part of our human capital management strategy:
•Workplace Safety: At United, safety is first in everything we do and is our first Core4 service standard. We have implemented policies and training programs, as well as performed self-audits, designed to ensure our employees are safe every day. United has onsite clinic locations in four of its hubs that provide care to active employees, including, but not limited to, services related to occupational injury, Company-directed exams, acute care for personal illness, pre-employment exams, travel immunizations and the Occupational Safety and Health Administration ("OSHA")

audiometric testing. For all other locations, United has partnered with third-party clinics to provide such services. United also has a Drug Abatement organization that has implemented programs aimed at supporting United's goal of maintaining a drug- and alcohol-free workplace. Additionally, since the start of the COVID-19 pandemic, the Company has implemented additional safety measures in compliance with CDC guidelines and we actively follow their recommendations. During the third quarter of 2021, the Company implemented a COVID-19 vaccine requirement for U.S.-based employees, subject to certain exemptions. Early in 2021, the Company advocated with state and local government and public health officials to administer COVID-19 vaccines to both employees and the airport community at its onsite clinic locations in Guam, Houston, Chicago and Newark and is now offering COVID-19 boosters at its four onsite clinics and is continuing to work with airport partners in other locations to provide booster access to United employees. Thousands of the Company's employees and their families were vaccinated through United's efforts.
•Diversity, Equity and Inclusion: We believe that we are changing the face of the aviation industry and creating pathways for more diverse representation, equitable opportunities and inclusion in all areas of our business. This starts in our workplace and extends to enhancing the customer experience and using our voice and buying power to make a difference in our communities.
In the summer of 2021, United set a goal to train 5,000 pilots by 2030 at our new facility – the United Aviate Academy – and for at least half of the pilots to be women or people of color. Our inaugural class of 30 students, 80% of whom are women and people of color, will complete a rigorous, year-long training program. The academy is designed to set its graduates up for a career that reflects United's high standard of professionalism and deep commitment to delivering a safe, caring, dependable and efficient travel experience. Moving forward, we anticipate welcoming between 25 and 50 new students each month and expect to train at least 500 students yearly.
Not only does United Aviate Academy publicly establish our commitment to diversity, but our partnerships for pilot recruiting at three Historically Black Colleges and Universities ("HBCUs") enables us to support organizations that have a long history of serving underrepresented communities. The Aviate pilot recruiting program provides a new and effective path to a United flight deck and partnering with HBCUs will give United the opportunity to further its efforts to diversify its employee base and flight deck. Elizabeth City State University, Hampton University and Delaware State University are the beginning of United Aviate Academy's commitment to HBCUs.
We are taking a comprehensive approach toward sustainable progress by building customized strategies for each functional area of our business to attract diverse talent, develop our team members and support them in the advancement of their careers at United. Our highly engaged, employee-led Business Resource Groups ("BRG") are helping to drive these strategies and grow our inclusive culture. Our 30 BRG chapters with 2021 memberships totaling over 8,000 members worldwide build cultural awareness and allyship for the various communities they represent — Black, LGBTQ+, Multicultural, Multigenerational, People with disabilities, Veterans, Women, and Working Parents and Caregivers. Each of our BRGs is sponsored by a member of our executive team.
Pay equity is a key tenet of our rewards strategy because it promotes an environment in which all employees feel valued and respected. In 2020, we first announced that we achieved near-perfect pay equity for employees of all genders and races performing comparable work across our U.S. operations. We continued our commitment in 2021 with our annual reviews of our pay practices, including among managers, to maintain pay equity.
Our commitment to diversity and empowerment extends from our workforce and continues in our relationships with our suppliers as we recognize that we can meet our business needs while supporting economic growth in marginalized communities. In 2021 we announced our aspiration to become a member of the Billion Dollar Roundtable ("BDR") by 2025 (the BDR is a group of corporations recognized for spending at least $1 billion annually with diverse-owned businesses). We have built a strong foundation to keep us on track to meet that goal and are working to improve the rate of inclusion for diverse-owned businesses in our supply chain. In 2021, we added 23 new BDR count-eligible certified diverse-owned firms to our supply chain.
•Board Oversight: Our Board, assisted by its committees, plays a key role in the strategic oversight of management regarding the development, implementation and effectiveness of the Company's policies and strategies relating to human capital management. Many of our Board members have experience overseeing workforce issues as CEOs and presidents of other companies or organizations. The Compensation Committee also engages an independent compensation and benefits consulting firm to help evaluate our executive compensation and benefit programs and to provide benchmarking against a group of peer companies, including peers within the airline industry.
•Career Growth and Development and Succession Planning: We offer a broad range of professional training and education for the career advancement and leadership development of our employees. About 69% of our senior leaders were internally promoted and more than 1,500 frontline employees have been promoted into management roles in the past seven years. Our key leadership development programs include structured nomination programs for high potential leaders and opportunities for all employees to develop their careers. Rise and LEAD are 6-month targeted programs for high-potential directors, senior managers and managers who are focused on developing strategic thinking, innovation, business acumen and executive presence skills, including through executive coaching and action learning projects. The Airport Operations Leadership Academy provides development opportunities for all employees and supports United's goal to build a robust, diverse leadership talent pipeline. The Airport Operations Leadership Academy provides courses, experiential learning and mentoring that can lead to certification in technical, technology and leadership skills. Our commitment to sponsorship and mentoring is highlighted in our Advancing Leadership and Learning in Inclusion Equity and Diversity (ALLIED) program, which pairs the executive leadership team and officers with diverse managing directors and directors for a mutual learning experience that includes facilitated discussion sessions, 360-degree feedback and opportunities to mentor and network. This commitment to mentoring and sponsorship is expanded through several programs implemented through BRGs, departments such as Inflight and Airport Operations, and the United Aviate Academy. Succession planning is performed and tracked by our executive team members for all executives and critical key manager positions globally and across all business areas with the goal of establishing strong leadership at the Company for the future. Executives engage in succession planning by continuously evaluating, developing and mentoring our high potential talent and providing them with advancement opportunities to ensure they are prepared when executive and management positions become available. The Board also engages in annual succession planning and talent development discussions with our Chief Executive Officer, focusing on our ability to identify, attract, prepare and retain talented employees for future leadership positions.
•Employee Engagement: We routinely conduct confidential employee engagement surveys of our global workforce, which provide feedback on employee satisfaction and engagement and cover a variety of topics such as company culture, safety and values, execution of our strategy, diversity, equity and inclusion and individual development, among others. Survey results are reviewed by our executive team, who analyze opportunities for progress both at a company level as well as at a function level. Individual managers also use survey results to implement actions and activities intended to increase the well-being of our employees. We believe that our employee engagement initiatives, competitive pay and benefit programs and career growth and development opportunities help increase employee satisfaction and tenure and reduce voluntary turnover.
•Talent and Pay: While our rewards package for most of our employees is defined by our collective bargaining agreements, it includes competitive base pay, travel privileges and other comprehensive benefits, including health, wellness and retirement programs for all our employees, including part-time employees. We also review both industry and local market data at least annually to identify trends and market gaps in order to maintain the competitiveness of our compensation and employee benefit programs. With respect to executives, a substantial proportion of their total rewards is variable, at-risk pay that is based on Company performance and delivered in the form of equity, supporting alignment over the long term between our executives and our shareholders. We align our executives' long-term equity compensation with our shareholders' interests by linking realizable pay with stock performance. In addition, the Company has performance-based compensation programs for other management employee leaders, including managers, supervisors and team leads. During the COVID-19 pandemic, United implemented new benefits and enhanced existing benefits to assist employees, including enhanced telemedicine offerings to all employees, contact tracing benefits related to COVID-19 exposure, modified absence management practices and additional mental health programs and resources.
•Collective Bargaining Agreements: Collective bargaining agreements between the Company and its represented employee groups are negotiated under the Railway Labor Act ("RLA"). Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered "open for amendment." The following table reflects the Company's represented employee groups, the number of employees per represented group, union representation for each employee group, and the amendable date for each employee group's collective bargaining agreement as of December 31, 2021:

Employee Group	Number of Employees	Union	Agreement Open for Amendment

United Airlines, Inc.:
Flight Attendants	21,678	Association of Flight Attendants (the "AFA")	August 2021
Fleet Service	12,564	International Association of Machinists and Aerospace Workers (the "IAM")	December 2021
Pilots	12,231	Air Line Pilots Association	January 2019
Passenger Service	11,034	IAM	December 2021
Technicians	8,065	International Brotherhood of Teamsters	December 2022
Storekeepers	899	IAM	December 2021
Dispatchers	389	Professional Airline Flight Control Association	December 2021
Fleet Tech Instructors	158	IAM	December 2021
Load Planners	60	IAM	December 2021
Security Officers	45	IAM	December 2021
Food Service Employees	37	UNITE HERE	N/A
Maintenance Instructors	35	IAM	December 2021

United Ground Express, Inc.:
Passenger Service	4,399	IAM	March 2025
•Additional Information: See our Corporate Responsibility Report, which is available on our website at crreport.united.com, for additional information on our human capital management programs, initiatives and measures. We are committed to transparency and accountability as we work to better reflect the diversity of the communities we serve in all areas of our business and, to track our progress, have committed to sharing our U.S. workforce demographic data by self-identified race, ethnicity and gender on an annual basis on our website. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
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
Airlines are also regulated by the Federal Aviation Administration (the "FAA"), an agency within the DOT, primarily in the areas of flight safety, air carrier operations and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect, modify or ground aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security ("DHS")

has jurisdiction over virtually every aspect of civil aviation security. The Antitrust Division of the U.S. Department of Justice ("DOJ") has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the RLA, a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS, the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture ("USDA"), Centers for Disease Control and Prevention ("CDC"), OSHA, and other U.S. and international regulatory bodies.
Airport Access. Access to landing and take-off rights, or "slots," at several major U.S. airports served by the Company are subject to government regulation. Federally-mandated domestic slot restrictions that limit operations and regulate capacity currently apply at three airports: Reagan National Airport in Washington, D.C., and John F. Kennedy International Airport and LaGuardia Airport in the New York City metropolitan region. Additional restrictions on takeoff and landing slots at these and other airports may be implemented in the future and could affect the Company's rights of ownership and transfer as well as its operations.
Legislation. The airline industry is subject to legislative actions (or inactions) that may have an impact on operations and costs. In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to airline customer service and aviation safety. Implementation of some items continues and, depending on how they are implemented, could impact our operations and costs. U.S. Congressional action in response to the COVID-19 pandemic has provided funding for U.S. airlines, in both grants and loans. The U.S. Congress has imposed limited conditions on airlines accepting funding, including workforce retention and minimum service requirements. With the current U.S. Congress and presidential administration, any future funding or other pandemic relief could include additional requirements that could impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to environmental issues or increases to the U.S. federal corporate income tax rate, which could impact the Company and the airline industry.
International Regulation. International air transportation is subject to extensive government regulation. In connection with the Company's international services, the Company is regulated by both the U.S. government and the governments of the foreign countries or regions the Company serves. In addition, the availability of international routes to U.S. carriers is regulated by aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.
Legislation. Foreign countries are increasingly enacting passenger protection laws, rules and regulations that meet or exceed U.S. requirements. In cases where this activity exceeds U.S. requirements, additional burden and liability may be placed on the Company. Certain countries have regulations requiring passenger compensation from the Company and/or enforcement penalties in addition to changes in operating procedures due to overbooked, canceled or delayed flights.
Airport Access. Historically, access to foreign routes has been tightly controlled through bilateral agreements between the U.S. and each foreign jurisdiction involved. These agreements regulate the routes served, the number of carriers allowed to serve each route and the frequency of carriers' flights. Since the early 1990s, the U.S. has pursued a policy of "Open Skies" (meaning all U.S. and foreign carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign points. Currently, there are more than 100 Open Skies agreements in effect. However, even with Open Skies, many of the airports that the Company serves in Africa, the Middle East, Asia/Pacific, Europe, and Latin America maintain slot controls. A large number of these slot controls exist due to congestion, environmental and noise protection and reduced capacity due to runway and ATC construction work, among other reasons.
The Company's ability to serve some foreign routes and expand into certain others is limited by the absence of aviation agreements between the U.S. government and the relevant foreign governments. Shifts in U.S. or foreign government aviation policies may lead to the alteration or termination of air service agreements. Depending on the nature of any such change, the value of the Company's international route authorities and slot rights may be materially enhanced or diminished. Similarly, foreign governments control their airspace and can restrict our ability to overfly their territory, which may enhance or diminish the value of the Company's existing international route authorizations and slot rights.
The COVID-19 pandemic has caused many governments to restrict entry to foreign nationals (with some exceptions) and/or to impose multiple health management rules which can include COVID-19 vaccinations, boosters, testing, quarantine upon arrival, health declarations, and temperature screens, among others. Such requirements have resulted in reduced demand for travel in certain circumstances and have caused the Company to suspend some international service. Certain foreign governments have granted waivers for limited periods that allow the Company to maintain existing slot rights and route authorizations while not operating at a particular foreign point. The airline industry is advocating for the continuation of such waivers until the operating and demand environment return to normal, but future waivers are not guaranteed.

Environmental Regulation. The airline industry is subject to increasingly stringent federal, state, local and international environmental regulations, including those regulating emissions to air, water discharges, safe drinking water and the use and management of hazardous substances and wastes. The Company endeavors to comply with all applicable environmental regulations.
Climate Change. As outlined above, the Company's commitment to becoming a more environmentally sustainable company extends beyond seeking to comply with regulatory requirements. At the same time, efforts to reduce carbon emissions through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national and regional regulators. A policy to regulate GHG emissions from aviation known as the European Union ("EU") Emission Trading System ("ETS") was adopted in 2009, but applicability to flights arriving at or departing from airports outside the EU has been postponed several times. In December 2017, the European Parliament voted to extend exemptions for extra-EU flights until December 2023 in order to align with the completion of the pilot phase of the International Civil Aviation Organization's ("ICAO") Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). More recently, the European Parliament released its Fit for 55 proposals to revise and update EU legislation in line with a goal of reducing GHG emissions 55% by 2030, including provisions purporting to implement CORSIA through the EU ETS. The current proposals, if adopted, could require airlines to comply with duplicative requirements under both EU ETS and CORSIA for intra-EU international flights. CORSIA, which was adopted in October 2016, is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation, through airline purchases of eligible carbon offset credits and the use of eligible sustainable fuels. The unprecedented nature of the COVID-19 pandemic prompted ICAO to include only 2019 emissions (as opposed to the originally planned average of 2019-20 emissions) as the baseline upon which offsetting obligations would be calculated for the pilot phase (2021-23) of the scheme; the applicable baseline for the subsequent phases of the scheme, however, is still uncertain. The ICAO Assembly will review CORSIA in 2022, and this review will include the impact of COVID-19 on the scheme, including the changed baseline to 2019. Certain CORSIA program aspects could potentially be affected by the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. Domestically, in December 2020, the U.S. Environmental Protection Agency ("EPA") adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO airplane CO2 emission standards, but the U.S. government has recently indicated that it will seek more ambitious aircraft CO2 standards within ICAO. Additionally, in November 2021 the FAA released the U.S. Aviation Climate Action Plan, which indicates the administration will be assessing policy measures for domestic aviation GHG emissions which could include similar requirements to CORSIA to purchase offsets for domestic flights.
The Company believes that policies that incentivize the production of SAF, such as a blender's tax credit, or economy-wide carbon prices or taxes, would enable the Company to decarbonize its operations more cost efficiently than a patchwork of regulatory requirements on aviation, particularly those that require airlines to reduce flights or impose the cost of transitioning to low-carbon alternatives disproportionately on airlines. The Company is working with policymakers to adopt policies that incentivize the production of SAF to allow the industry to transition to a lower carbon future. In addition, while the Company is resolute in attaining its mid-term and long-term climate goals without relying on voluntary use of traditional carbon offsets, the Company may be subject to future regulatory requirements that require the purchase of carbon offsets, which may expose the Company to additional costs associated with the procurement of offsets or limited supply in the carbon offsets market.
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
Various states have passed legislation restricting the use of Class B fire-fighting foam agents that contain intentionally added per- and polyfluoroalkyl substances ("PFAS"), which are expected to require the Company to continue to incur costs to convert existing fixed foam fire suppression systems to accommodate PFAS-free firefighting foam agents. In addition, the EPA has developed a comprehensive strategic plan for PFAS regulatory actions across a wide spectrum of its statutory authorities, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, the Clean Water Act, the Toxic Substances Control Act and the Safe Drinking Water Act. The Company expects these broad regulatory policies will impact its operations that currently have or historically used fire-fighting foam agents containing PFAS. To mitigate these risks, the Company is working to remove PFAS-containing fire-fighting foam from its hangars through a phased retrofit strategy, and is committed to transitioning to PFAS-free materials for fire suppression. Finally, environmental cleanup laws could require the Company to undertake or subject the Company to liability for investigation and remediation costs at certain owned or leased locations or third-party disposal locations. Because certain

PFAS are expected to be regulated under CERCLA and other environmental cleanup laws, the Company may become subject to potential liability for its historic usage of PFAS-containing materials, although such potential liability is not expected to be significant. Until the applicability of new regulations to our specific operations is better defined and/or until pending regulations are finalized, future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time.
While the Company is required to comply with numerous applicable environmental regulations, the Company believes that these regulations and programs, including the pilot phase of CORSIA, EPA regulations regarding PFAS and GHG emissions, and other existing environmental regulations is not reasonably likely to have a material effect on the Company's results or competitive position. However, the precise nature of future requirements and their applicability to the Company are difficult to predict and the financial impact to the Company and the aviation industry could be significant.
Information about Our Executive Officers
Below is a list of the Company's executive officers as of the date hereof, including their name, office(s) held and age.

Name	Position	Age
Torbjorn (Toby) J. Enqvist	Executive Vice President and Chief Customer Officer	50
Kate Gebo	Executive Vice President Human Resources and Labor Relations	53
Brett J. Hart	President	52
Linda P. Jojo	Executive Vice President Technology and Chief Digital Officer	56
J. Scott Kirby	Chief Executive Officer	54
Gerald Laderman	Executive Vice President and Chief Financial Officer	64
Andrew Nocella	Executive Vice President and Chief Commercial Officer	52
Jonathan Roitman	Executive Vice President and Chief Operations Officer	56
Set forth below is a description of the background of each of the Company's executive officers. Executive officers are elected by UAL's Board for an initial term that continues until the first Board meeting following the next Annual Meeting of Shareholders and thereafter, are elected for a one-year term or until their successors have been chosen, or until their earlier death, resignation or removal. Executive officers serve at the discretion of the Board. Unless otherwise stated, employment is by UAL and United. There are no family relationships between any executive officer or director of UAL.
Torbjorn (Toby) J. Enqvist. Mr. Enqvist has served as the Executive Vice President and Chief Customer Officer of UAL and United since June 1, 2021. From August 2018 to May 2021, he served as Senior Vice President and Chief Customer Officer of UAL and United. From December 2017 to August 2018, he served as Senior Vice President of Network Operations and Customer Solutions of UAL and United. From July 2017 to December 2017, he served as Senior Vice President of Customer Solutions and Recovery of UAL and United. From April 2015 to July 2017, he served as Vice President of Airport Innovations of UAL and United.
Kate Gebo. Ms. Gebo has served as Executive Vice President Human Resources and Labor Relations of UAL and United since December 2017. From November 2016 to November 2017, Ms. Gebo served as Senior Vice President, Global Customer Service Delivery and Chief Customer Officer of United. From October 2015 to November 2016, Ms. Gebo served as Vice President of the Office of the Chief Executive Officer of United. From November 2009 to October 2015, Ms. Gebo served as Vice President of Corporate Real Estate of United.
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
J. Scott Kirby. Mr. Kirby has served as Chief Executive Officer of UAL and United since May 2020. Mr. Kirby served as President of UAL and United from August 2016 to May 2020. Prior to joining the Company, from December 2013 to August 2016, Mr. Kirby served as President of American Airlines Group and American Airlines, Inc. Mr. Kirby also previously served as President of US Airways from October 2006 to December 2013. Mr. Kirby held significant other leadership roles at US Airways and at America West prior to the 2005 merger of those carriers, including Executive Vice President—Sales and Marketing (2001 to 2006); Senior Vice President, e-business (2000 to 2001); Vice President, Revenue Management (1998 to 2000); Vice President, Planning (1997 to 1998); and Senior Director, Scheduling and Planning (1995 to 1998). Prior to joining America West, Mr. Kirby worked for American Airlines Decision Technologies and at the Pentagon.
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
Andrew Nocella. Mr. Nocella has served as Executive Vice President and Chief Commercial Officer of UAL and United since September 2017. From February 2017 to September 2017, he served as Executive Vice President and Chief Revenue Officer of UAL and United. Prior to joining the Company, from August 2016 to February 2017, Mr. Nocella served as Senior Vice President, Alliances and Sales of American Airlines, Inc. From December 2013 to August 2016, he served as Senior Vice President and Chief Marketing Officer of American Airlines, Inc. From August 2007 to December 2013, he served as Senior Vice President, Marketing and Planning of US Airways.
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

ITEM 1A.    RISK FACTORS.
Any of the risks and uncertainties described below could significantly and negatively affect our business operations, financial condition, operating results (including components of our financial results), cash flows, prospects, reputation or credit ratings, which could cause the trading price of our common stock to decline significantly. Additional risks and uncertainties that are not presently known to us, or risks that we currently consider immaterial, could also impair our business operations, financial condition, operating results, cash flows, prospects, reputation or credit ratings.
COVID-19 Pandemic Risks
The COVID-19 pandemic has materially and adversely impacted our business, operating results, financial condition and liquidity. The full extent of the impact will depend on future developments and how quickly we can return to more normal operations, among other things. If the impacts from the COVID-19 pandemic extend beyond our assumed timelines, our actual results may vary significantly from our expectations.
The COVID-19 pandemic prompted governments and businesses to take unprecedented measures in response that have included international and domestic travel restrictions or advisories, restrictions on business operations, limitations on public gatherings, social distancing recommendations, temporary closures of businesses, remote work arrangements, closures of tourist destinations and attractions as well as quarantine and shelter-in-place orders. As a result, we experienced a precipitous decline in passenger demand and bookings for both business and leisure travel, which has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity and has materially disrupted our strategic operating plans. The Company has seen increasing demand for travel both domestically and internationally; however, as the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand. It remains difficult to reasonably predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the efficacy and availability of various treatment options, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines or treatment options and the continuation of existing or implementation of new government travel restrictions), the volatility of aircraft fuel prices, customer behavior changes and fluctuations in demand for air travel, among others. The COVID-19 pandemic and the measures taken in response may continue to impact many aspects of our business, operating results, financial condition and liquidity in a number of ways, including labor shortages (including reductions in available staffing and related impacts to the Company's flight schedules and reputation), facility closures and related costs and disruptions to the Company's and its business partners' operations, reduced travel demand and consumer spending, increased fuel and other operating costs (including due to inflation), supply chain disruptions, logistics constraints, volatility in the price of our securities, our ability to access capital markets and volatility in the global economy and financial markets generally. If the negative impacts from the COVID-19 pandemic extend beyond our assumed timelines, our actual results may vary significantly from our expectations.
In addition, the outbreak and spread of the COVID-19 pandemic have adversely impacted customer perceptions of the health, safety, ease and predictability of air travel and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights, at airports and during other travel-related activities has had, and may continue to have, a material adverse effect on the public's perception of air travel, which has harmed, and may continue to harm, our reputation and brand and result in reduced demand for the Company's flights or the flights of its codeshare partners or regional carriers. We have incurred, and expect that we will continue to incur, COVID-19-related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers and combat negative customer perceptions of the health and safety of travel on our aircraft and at our terminals.
Our level of indebtedness has increased as we managed through the effects of the COVID-19 pandemic and may continue to increase. As a result of the Company's various financing activities in response to the pandemic, the Company is subjected to more substantial risk of default, cross-default and cross-acceleration in the event of breach of its covenants under such financings. For example, under certain of the Company's credit card processing agreements with financial institutions, the financial institutions in certain circumstances have the right to require that the Company maintain certain cash or other collateral reserves related to advance ticket sales. The COVID-19 pandemic has resulted in an increase in demand from consumers for refunds on their tickets, and if increased demand for refunds continues, we are at risk of triggering liquidity covenants in these processing agreements. If such covenants were triggered, it could force us to post cash collateral. In addition, under the terms of certain assistance received by the Company under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and related legislation, the Company's business is subject to certain restrictions, including requirements to maintain certain levels of scheduled service. Moreover, the Company may plan to seek additional liquidity in the near-term and the Company's ability to obtain additional financing is subject to certain limitations, including covenants in several of the

Company's debt agreements that limit its ability to incur additional indebtedness. In addition, the terms of any additional financing may subject the Company to additional covenants limiting its operational and financial flexibility.
We, as well as our partners, are facing and could continue to face potential other negative consequences stemming from the COVID-19 pandemic, including but not limited to increased cyber threats, such as phishing, social engineering and malware attacks partly due to the increase in remote work arrangements, supply chain constraints and an increasingly competitive labor market due to an industry-wide sustained labor shortage, including for skilled labor. If a regional carrier, supplier, third party vendor or service provider were unable to timely provide adequate products or support for its products (including aircraft), or otherwise fulfill its commitments to the Company, the Company's operations could be materially adversely affected.
It is possible that COVID-19 could exacerbate any of the other risks described in this Form 10-K as well. At this time, we cannot predict the full extent of the negative impact that the COVID-19 pandemic will have on our business, operating results, financial condition, and liquidity.
Strategic and Business Development Risks
We may not be successful in executing elements of our strategic operating plan, which may have a material adverse impact on our business, financial results and market capitalization.
In June 2021, the Company announced its United Next plan, including firm orders of 270 aircraft, retrofitting plans and plans to increase mainline daily departures and available seats across the Company's North American network. In developing our United Next plan, we made certain assumptions including, but not limited to, those related to the duration and scope of the continued impacts from the COVID-19 pandemic, customer demand, delivery of aircraft, potential labor and supply chain shortages, inflation rates, voluntary or mandatory groundings of aircraft, our regional network, competition, market consolidation and other macroeconomic and geopolitical factors. Actual conditions may be different from our assumptions and could cause the Company to adjust its strategic operating plan. In addition, we cannot provide any assurance that we will be able to successfully execute our strategic plan, our strategic plan will not result in additional unanticipated costs, the growth that we anticipate will occur through execution of our strategic plan will not exacerbate any other risk described in this Form 10-K (especially relating to our supply chain or our ability to attract, train and retain talent), our partners will timely provide adequate products or support for our products (including delivery of aircraft) or our strategic plan will result in improvements in future financial performance. If we do not successfully execute our United Next or other strategic plans, or if actual results vary significantly from our expectations, our business, operating results, financial condition and market capitalization could be materially and adversely impacted. The failure to successfully structure our business to meet market conditions could have a material adverse effect on our business, operating results and financial condition.
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
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft, and the financial commitment required for purchases of new aircraft is substantial. As a result of our network strategy changing or our demand expectations not being realized, our preference for the aircraft that we previously ordered may decrease; however, the Company may be responsible for material liabilities to its counterparties if it were to attempt to modify or terminate any of its existing aircraft order commitments and our financial condition could be adversely impacted. These risks are heightened as a result of the Company's United Next order in the second quarter of 2021, which was the largest order in the Company's history. Additionally, the Company may have a need for additional aircraft that are not available under its existing orders and may seek to acquire aircraft from other sources, such as through lease arrangements, which may result in higher costs or less favorable terms, or through the purchase or lease of used aircraft. The Company may not be able to acquire such aircraft when needed on favorable terms or at all.
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
The imposition of new tariffs, or any increase in existing tariffs, on the importation of commercial aircraft that the Company orders may also result in higher costs.

Failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results. In addition, any businesses or assets that we acquire in the future may underperform.
Although we are committed to reducing our debt over the long term, an important part of the Company's strategy to expand its global network has included making significant investments, both domestically and in other parts of the world, including in other airlines and other aviation industry participants, producers of sustainable aviation fuel and manufacturers of electric and other new generation aircraft. The Company plans to continue to make additional investments through its corporate venture capital arm, UAV. However, increased competition in forming and maintaining relationships with other airlines (since there are a limited number of potential arrangements and other airlines and industry participants seek to enter into similar relationships) may make it difficult for the Company to complete strategic investments on commercially reasonable terms or at all.
Future revenues, profits and cash flows of these and future investments and repayment of invested or loaned funds may not materialize due to safety concerns, regulatory issues, supply chain problems or other factors beyond our control. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture, the value of those securities will fluctuate and may depreciate in value. We may not control the companies in which we make investments, and as a result, we will have limited ability to determine its management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks.
From time to time we also divest assets. We may not be successful in separating any such assets, and losses on the divestiture of, or lost operating income from, such assets may adversely affect our earnings. Any divestitures also may result in continued financial exposure to the divested businesses following the transaction, such as through guarantees or other financial arrangements or potential litigation.
In addition, we may incur asset impairment charges related to acquisitions or divestitures that reduce our earnings. For example, in 2020, United recorded a full credit loss allowance against the $515 million carrying value of the BRW Term Loan (as defined in Note 8 to the financial statements included in Part II, Item 8 of this report) and related receivable. Moreover, new or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results.
If the execution or implementation of acquisitions, divestitures, investments, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. In addition, due to the Company's substantial amount of debt, there can be no assurance of when we will be able to expand our business development capacity. Pursuing these opportunities may require us to obtain additional equity or debt financing and could result in increased leverage and/or a downgrade of our credit ratings.
Business, Operational and Industry Risks
The Company could experience adverse publicity, harm to its brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving its aircraft or its operations or the aircraft or operations of another airline, which may result in a material adverse effect on the Company's business, operating results or financial condition.
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft or aircraft type that is operated by another airline, or an incident involving the Company's operations, or the operations of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident created a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Further, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could expose the Company to significant liability. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, catastrophe or incident, and the Company's codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company's liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident, which may result in a material adverse effect on the Company's business, operating results or financial condition. In addition, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could result in operational restrictions on the Company, including voluntary or mandatory groundings of aircraft. Voluntary or involuntary groundings have also impacted, and could in the future impact, the Company's financial results and operations in numerous ways, including reduced revenue, redistributions of other aircraft and deferrals of capital expenditure and other spending. A prolonged period of time operating a reduced fleet in these circumstances could result in a material adverse effect on the Company's business, operating results or financial condition. For example, the Company decided to voluntarily ground its Boeing 737 aircraft following certain electrical issues, and in February 2021, the FAA issued an Emergency Airworthiness

Directive regarding certain Boeing 777 Pratt & Whitney powered aircraft. The grounding of the Boeing 777 Pratt & Whitney powered aircraft and Boeing 737 aircraft has adversely affected our business and could adversely affect our business going forward if their return to service is significantly delayed.
The global airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on our business, operating results and financial condition.
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances, swaps of landing and slots and the creation of immunized JBAs have altered and are expected to continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and services and competitive cost structures. Open Skies agreements, including the longstanding agreements between the United States and each of the EU, Canada, Japan, Korea, New Zealand, Australia, Colombia and Panama, as well as the more recent agreements between the United States and each of Mexico and Brazil, may also give rise to better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for JBAs and bilateral alliances that did not exist before such realignment. Further airline and airline alliance consolidations or reorganizations could occur in the future, and other airlines participating in such activities may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and impairing the Company's ability to realize expected benefits from its own strategic relationships.
Airlines also compete by increasing or decreasing their capacity, including route systems and the number of destinations served. Several of the Company's domestic and international competitors have increased their international capacity by including service to some destinations that the Company currently serves, causing overlap in destinations served and, therefore, increasing competition for those destinations. This increased competition in both domestic and international markets may have a material adverse effect on the Company's business, operating results and financial condition.
The Company's U.S. operations are subject to competition from traditional network carriers, national point-to-point carriers and discount carriers, including low-cost carriers and ultra-low-cost carriers that may have lower costs and provide service at lower fares to destinations also served by the Company. The significant presence of low-cost carriers and ultra-low-cost carriers, which engage in substantial price discounting, may diminish our ability to achieve sustained profitability on domestic and international routes and has also caused us to reduce fares for certain routes, resulting in lower yields on many domestic markets. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, operating results and financial condition could continue to be materially and adversely affected. In addition, our competitors have established new routes and destinations, including some at our hub airports, in light of the expansion opportunities presented by the COVID-19 pandemic, which may compete with our existing routes and destinations and expansion plans.
Our international operations are subject to competition from both foreign and domestic carriers. For instance, competition is significant from government-subsidized competitors from certain Middle East countries. These carriers have large numbers of international widebody aircraft on order and are increasing service to the U.S. from their hubs in the Middle East. The government support provided to these carriers has allowed them to grow quickly, reinvest in their product, invest in other airlines and expand their global presence. We also face competition from foreign carriers operating under "fifth freedom" rights permitted under international treaties that allow certain carriers to provide service to and from stopover points between their home countries and ultimate destinations, including points in the United States, in competition with service provided by us.
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
Our MileagePlus frequent flyer program benefits from the attractiveness and competitiveness of United Airlines as a material purchaser of award miles and the majority recipient for mileage redemption. If we are not able to maintain a competitive and attractive airline business, our ability to acquire, engage and retain customers in the loyalty program may be adversely affected, which could adversely affect the loyalty program's and our operating results and financial condition.

Further, our MileagePlus frequent flyer program also faces significant and increasing direct competition from the frequent flyer programs offered by other airlines, as well as from similar loyalty programs offered by banks and other financial services companies. Competition among loyalty programs is intense regarding customer acquisition incentives, the value and utility of program currency, rewards range and value, fees, required usage, and other terms and conditions of these programs. If we are not able to maintain a competitive frequent flyer program, our ability to attract and retain customers to MileagePlus and United alike may be adversely affected, which could adversely affect our operating results and financial condition.
Substantially all of the Company's aircraft, engines and certain parts are sourced from a limited number of suppliers; therefore, the Company would be materially and adversely affected if it were unable to obtain timely deliveries, additional equipment or support from any of these suppliers.
The Company currently sources substantially all of its aircraft and many related aircraft parts from The Boeing Company ("Boeing") or Airbus S.A.S. ("Airbus"). In addition, our aircraft suppliers are dependent on other suppliers for certain other aircraft parts. Therefore, if the Company is unable to acquire additional aircraft at acceptable prices from Boeing or Airbus, or if Boeing or Airbus fails to make timely deliveries of aircraft (whether as a result of any failure or delay in obtaining regulatory approval or certification for new model aircraft, such as the 737 MAX 10 aircraft, which has not yet been certified, or manufacturing delays or otherwise) or to provide adequate support for its products, including with respect to the aircraft subject to firm orders under our United Next plan, the Company's operations could be materially and adversely affected. The Company is also dependent on a limited number of suppliers for engines and certain other aircraft parts and could, therefore, also be materially and adversely affected in the event of the unavailability or increased cost of these engines and other aircraft parts.
Disruptions to our regional network and United Express flights provided by third-party regional carriers could adversely affect our business, operating results and financial condition.
While the Company has contractual relationships that are material to its business with various regional carriers to provide regional aircraft service branded as United Express that include contractually agreed performance metrics, each regional carrier is a separately certificated commercial air carrier, and the Company does not control the operations of these carriers. A number of factors may impact the Company's regional network, including weather-related effects, seasonality, equipment or software failures and cybersecurity attacks and any significant declines in demand for air travel services, including as a result of the COVID-19 pandemic.
In addition, the decrease in qualified pilots driven primarily by changes to federal regulations has adversely impacted and could continue to affect the Company's regional flying. For example, the FAA's expansion of minimum pilot qualification standards, including a requirement that a pilot have at least 1,500 total flight hours, as well as the FAA's revised pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations, have contributed to a smaller supply of pilots available to regional carriers. The decrease in qualified pilots resulting from the regulations as well as other factors, including a decreased student pilot population and a shrinking U.S. military from which to hire qualified pilots, has led to increased competition from large, mainline carriers attempting to meet their hiring needs and has adversely impacted our regional carriers. Our regional partners have been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions in scheduled flights, increased costs of operations, financial difficulties and other adverse effects and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business. In response, the Company has been and may in the future be required to provide additional financial compensation and other support to its regional carriers or reduce its regional carrier flying, which could require the Company to fly routes at a greater cost, reduce the number of destinations the Company is able to serve or lead to negative public perceptions of the Company.
Disruptions to our regional networks as a result of the COVID-19 pandemic, pilot shortage or other factors could adversely affect our business, operating results and financial condition.
Unfavorable economic and political conditions, in the United States and globally, may have a material adverse effect on our business, operating results and financial condition.
The Company's business and operating results are significantly impacted by U.S. and global economic and political conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. Robust demand for the Company's air transportation services depends largely on favorable economic conditions, including the strength of the domestic and foreign economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit. Air transportation is often a discretionary purchase that leisure travelers may limit or eliminate during difficult economic times. Short-haul travelers, in particular, have the option to replace air travel with surface travel. In addition, during periods of unfavorable economic conditions, business travelers historically have reduced the volume of their travel, either due to cost-saving initiatives, the replacement of travel with alternatives such as videoconferencing or as a result of decreased business activity requiring travel. In addition, an increase in price levels generally or in price levels in a particular sector (such as current inflation related to domestic and global supply chain issues, which has led to both overall price increases and pronounced price increases in certain sectors) could result in a shift in consumer demand away from both leisure and business travel. During such periods, the Company's business and operating results have been and may in the future be adversely affected. Significant declines in industry passenger demand, particularly with respect to the Company's business and premium cabin travelers and a reduction in fare levels, could lead to a material reduction in revenue, changes to the Company's operations and deferrals of capital expenditure and other spending. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.
The Company's business relies extensively on third-party service providers, including certain technology providers. Failure of these parties to perform as expected, or interruptions in the Company's relationships with these providers or their provision of services to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.
The Company has engaged third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities and performance of airport ground services, aircraft fueling operations and catering services, among other vital functions and services. Although generally the Company enters into agreements that define expected service performance and compliance requirements, there can be no assurance that our third-party service providers will adhere to these requirements. Accordingly, any of these third-party service providers may materially fail to meet its service performance commitments to the Company or may suffer disruptions to its systems that could impact its services. For example, failures in certain third-party technology or communications systems may cause flight delays or cancellations. The failure of any of the Company's third-party service providers to perform their service obligations adequately, or other interruptions of services, may reduce the Company's revenues and increase its expenses, prevent the Company from operating its flights and providing other services to its customers or result in adverse publicity or harm to our brand. We may also be subject to consequences from any illegal conduct of our third-party service providers, including for their failure to comply with anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act. In addition, the Company's business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.
The Company may also have disagreements with such providers or such contracts may be terminated or may not be extended or renewed. For example, the number of flight reservations booked through third-party GDSs or OTAs may be adversely affected by disruptions in the business relationships between the Company and these suppliers. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the Company's flight information to be limited or unavailable for display by the affected GDS or OTA operator, significantly increase fees for both the Company and GDS/OTA users and impair the Company's relationships with its customers and travel agencies. Any such disruptions or contract terminations may adversely impact our operations and financial results.
If we are not able to negotiate or renew agreements with third-party service providers, or if we renew existing agreements on less favorable terms, our operations and financial results may be adversely affected.
Extended interruptions or disruptions in service at major airports where we operate could have a material adverse impact on our operations, and space, facility and infrastructure constraints at our hubs or other airports may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner.
The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An extended interruption or disruption at one of our hubs or other airports where we have a significant presence resulting from ATC delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, disruptions to government agencies or personnel (including as a result of government shutdowns), disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations, power supplies, fuel supplies, terrorist activities, international hostilities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a material impact on our business, operating results and financial condition. We have a significant portion of our maintenance operations at our SFO airport hub and any disruption or interruption at our SFO hub could have a serious impact on our overall operations. We have minimal control over the operation, quality or maintenance of these services or whether vendors will improve or continue to provide services that are essential to our business.
In addition, as airports around the world become more congested, space, facility and infrastructure constraints at our hubs or other airports may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner because of a number of factors, including capital improvements at such airports being imposed by the relevant airport authority without the Company's approval. Capital spending projects of airport authorities currently underway and additional projects that we expect to commence over the next several years is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. These actions have caused and may continue to cause the Company to experience increased space rental rates at various airports in its network, including a number of our hubs and gateways, and increased operating costs. Furthermore, the Company is not able to control decisions by other airlines to reduce their capacity, causing certain fixed airport costs to be allocated among fewer total flights and resulting in increased landing fees and other costs for the Company.
Geopolitical conflict, terrorist attacks or security events may adversely affect our business, financial condition and results of operations.
As a global business with operations outside of the United States from which it derives significant operating revenues, volatile conditions in certain international regions may have a negative impact on the Company's operating results and its ability to achieve its business objectives. The Company's international operations are a vital part of its worldwide airline network. Political disruptions and instability in certain regions have negatively impacted the demand and network availability for air travel, as well as fuel prices, and may continue to have a negative impact on these and other items. Terrorist attacks or international hostilities, even if not made on or targeted directly at the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings, travel restrictions, selective cancellation or redirection of flights and new security regulations) could materially and adversely affect the Company and the airline industry. The Company's financial resources and insurance coverage may not be sufficient to absorb the adverse effects of any future terrorist attacks, international hostilities or other security events, which could have a material adverse impact on the Company's financial condition, liquidity and operating results. In addition, due to threats against the aviation industry, the Company has incurred, and may continue to incur, significant expenditures to comply with security-related requirements to mitigate threats and protect the safety of our employees and customers.
Any damage to our reputation or brand image could adversely affect our business or financial results.
We operate in a public-facing industry and maintaining a good reputation is critical to our business. The Company's reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all of our operations and activities, any failure to achieve and/or make progress toward our environmental and sustainability goals or our diversity, equity and inclusion goals, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
Information Technology, Cybersecurity and Data Privacy Risks
The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems could materially harm its business.
The Company depends on technology and automated systems to operate its business, including, but not limited to, computerized airline reservation systems, electronic tickets, electronic airport kiosks, demand prediction software, flight operations systems, in-flight wireless internet, cloud-based technologies, technical and business operations systems and commercial websites and applications, including www.united.com and the United Airlines mobile app. These systems could suffer substantial or repeated disruptions due to various events, some of which are beyond the Company's control (including natural disasters, power failures, terrorist attacks, dependencies on third-party technology services, equipment or software failures, cybersecurity attacks or other security breaches and the deployment by certain wireless carriers of new "5G" service networks), which could reduce the attractiveness of the Company's services versus those of our competitors, materially impair our ability to market our services and operate our flights, result in the unauthorized release of confidential or otherwise protected information, negatively impact our reputation among our customers and the public, subject us to liability to third parties, regulatory action or contract termination and result in other increased costs, lost revenue and the loss or compromise of important data. As a result, substantial or repeated systems failures or disruptions may adversely affect the Company's business, operating results and financial condition. We have resiliency initiatives and disaster recovery plans in place to prevent and mitigate disruptions, and we continue to invest in improvements to these initiatives and plans. We also maintain property and business interruption insurance. However, these measures may not be adequate to prevent or mitigate disruptions or provide coverage for all of the Company's associated costs.
The Company may also face challenges in implementing, integrating and modifying the automated systems and technology required to operate its business, which may require significant expenditures, human resources, the development of effective internal controls and the transformation of business and financial processes. If the Company is unable to timely or effectively implement, integrate or modify its systems and technology, the Company's operations could be adversely affected.
Increasing privacy and data security obligations or a significant data breach may adversely affect the Company's business.
In our regular business operations, we collect, process, store and transmit to commercial partners sensitive data, including personal information of our customers and employees such as payment processing information and information of our business partners, to provide our services and operate our business.
The Company must manage increasing legislative, regulatory and consumer focus on privacy issues, data security and cybersecurity risk management in a variety of jurisdictions across the globe. For example, the EU's General Data Protection Regulation imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance that have resulted in substantial adverse financial consequences to non-compliant companies. Also, some of the Company's commercial partners, such as credit card companies, have imposed data security standards that the Company must meet. The Company will continue its efforts to meet its privacy, data security and cybersecurity risk management obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could require changes in the Company's operating processes and increase the Company's costs.
Additionally, the Company must manage the increasing threat of continually evolving cybersecurity risks. Our network, systems and storage applications, and those systems and applications maintained by our third-party commercial partners (such as credit card companies, our regional carriers and international airline partners) may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions, including those involving criminal hackers, denial of service attacks, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. In addition, as attacks by cybercriminals become more sophisticated, frequent and intense, the costs of proactive defense measures have increased and may continue to increase. In addition, several large organizations recently have been affected by "ransomware" attacks, and these highly publicized events may embolden individuals or groups to target our systems or the third party systems on which we rely. Furthermore, the Company's remote work arrangements make it more vulnerable to targeted activity from cybercriminals and significantly increase the risk of cyberattacks or other security breaches. While we continually work to safeguard our network, systems and applications, including through risk assessments, system monitoring, cybersecurity and data protection security policies, processes and technologies and employee awareness and training, and require third-party security standards, there is no assurance that such actions will be sufficient to prevent cyberattacks or data breaches.
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
Increased use of social media platforms present risks and challenges.
We are increasing our use of social media to communicate Company news and events. The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information from employees, customers or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by our workforce or others, whether intentional or unintentional, through external media channels could lead to information loss.
Human Capital Management Risks
Union disputes, employee strikes or slowdowns, and other labor-related disruptions could adversely affect the Company's operations and could result in increased costs that impair its financial performance.
United is a highly unionized company. As of December 31, 2021, the Company and its subsidiaries had approximately 84,100 employees, of whom approximately 85% were represented by various U.S. labor organizations (See Part I, Item 1. Business—Human Capital Management and Resources, of this report for additional information on our represented employee groups and collective bargaining agreements). There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company entering into collective bargaining agreements with its represented employee groups. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company's normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. Similarly, if the operations of our third-party regional carriers, ground handlers or other vendors are impacted by labor-related disruptions, our operations could be adversely affected. In addition, collective bargaining agreements with the Company's represented employee groups increase the Company's labor costs, and such costs could become material.
If we are unable to attract, train or retain skilled personnel, including our senior management team or other key employees, our business could be adversely affected.
Much of our future success is largely dependent on our continued ability to attract, train and retain skilled personnel with industry experience and knowledge, including our senior management team and other key employees. Competition for qualified talent in the aviation industry is intense, especially during the COVID-19 pandemic, and the tight labor markets have led to operational challenges that we expect to continue during 2022. If we are unable to attract, train and retain talented, highly qualified employees or experience a shortage of skilled labor, the cost of hiring and retaining quality talent could materially increase and our operations could continue to be impacted, which could impair our ability to adjust capacity or otherwise execute our strategic operating plan. In addition, if we are unable to effectively provide for the succession of senior management or other key employees, our business, ability to execute our strategic operating plan or company culture may be adversely affected.
Regulatory, Tax, Litigation and Legal Compliance Risks
The airline industry is subject to extensive government regulation, which imposes significant costs and may adversely impact our business, operating results and financial condition.
Airlines are subject to extensive regulatory and legal oversight. Compliance with U.S. and international regulations imposes significant costs and may have adverse effects on the Company.
United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT modified, suspended or revoked these certificates, it could have a material adverse effect on the Company's business. The DOT also regulates consumer protection and, through its investigations or rulemaking authority (including, for example, any rulemakings or initiatives in response to the Executive Order on Promoting Competition in the American Economy issued by the President on July 9, 2021), could impose restrictions that materially impact the Company's business. United also operates pursuant to an air carrier operating certificate issued by the FAA, and FAA orders and directives have previously resulted in the temporary grounding of an entire aircraft type when the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action (including the FAA Emergency Airworthiness Directive grounding our Boeing 777 Pratt & Whitney powered aircraft), which has had an effect that has been material to the Company's business, operating results and financial condition.
In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses a range of policy issues related to aviation tax, airline customer service and aviation safety. Depending on how the issues are implemented, our operations and costs could be materially impacted. Additionally, the U.S. Congress may consider legislation related to environmental issues or increases to the U.S. federal corporate income tax rate, as outlined in the proposed Build Back Better Act or otherwise, which could negatively impact the Company and the airline industry.
The Company's operations may also be adversely impacted due to the existing antiquated ATC system utilized by the U.S. government and regulated by the FAA, which may not be able to effectively handle projected future air traffic growth. The outdated ATC system has led to short-term capacity constraints imposed by government agencies and has resulted in delays and disruptions of air traffic during peak travel periods in certain markets due to its inability to handle demand and reduced resiliency in the event of a failure causing flight cancellations and delays. Failure to update the ATC system in a timely manner and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company's financial condition or operating results.
Access to slots at several major U.S. airports and many foreign airports served by the Company is subject to government regulation on airspace management and competition that might limit the number of slots or change the rules on the use and transfer of slots. If slots are eliminated at one of our hubs or other airports, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on take-offs and landings could result in greater congestion both at the affected airport and in the regional airspace and could significantly impact the Company's operations. Similarly, a government or regulatory agency, including DOT, could choose to impose slots at one of our hubs or other airports or grant increased access to another carrier and limit or reduce our operations at an airport, whether or not slot-controlled, which could have significant impact on our operations. The DOT (including FAA) may limit the Company's airport access by limiting the number of departure and arrival slots at congested airports, which could affect the Company's ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost to access their facilities, which could have an adverse effect on the Company's business. If the DOT were to take actions that adversely affect the Company's slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots.
The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights or the number of carriers allowed access to particular airports. Applicable arrangements between the United States and foreign governments (such as Open Skies) may be amended from time to time, government policies with respect to airport operations may be revised and the availability of appropriate slots or facilities may change, which could have a material adverse impact on the Company's financial condition and operating results and could result in the impairment of material amounts of related tangible and intangible assets. For instance, the COVID-19 pandemic has resulted in increased regulatory burdens in the U.S. and around the globe, which include closure of international borders to flights and/or passengers from specific countries, passenger and crew quarantine requirements and other regulations promulgated to protect public health but that have had and may continue to have a negative impact on travel and airline operations.
In addition, disruptions to the Company's business could result from the deployment by certain wireless carriers of new "5G" cellular networks, which, due to potential interference with aircraft systems, could cause flights to be cancelled or diverted, which in turn could affect consumer perceptions of the safety of air travel. Thus far, regulators have addressed potential "5G" interference on a temporary and piecemeal basis tailored to specific aircraft and airports and uncertainty over the nature, extent, timing and duration of limitations on aircraft operations as a result of "5G" deployment is anticipated to continue over the near term. Systematic regulation of "5G" cellular networks may not occur in the near term, or may not involve terms that are favorable to the Company.
In addition, competition from revenue-sharing JBAs and other alliance arrangements by and among other airlines could impair the value of the Company's business and assets on the Open Skies routes. The Company's plans to enter into or expand U.S. antitrust immunized alliances and JBAs on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and other applicable foreign government clearances or satisfaction of other applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or will continue in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.
See Part I, Item 1. Business—Industry Regulation, of this report for additional information on government regulation impacting the Company.
Current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions, could have a material adverse impact on the Company.
From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3. Legal Proceedings, of this report. In addition, the Company is subject to an increased risk of litigation and other proceedings as a result of the COVID-19 pandemic and responsive measures. For example, the Company is involved in litigation relating to its vaccination requirements for employees. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and operating results, including as a result of non-monetary remedies, and could also result in adverse publicity. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. If we fail to comply with the terms contained in any settlement, order or agreement with a governmental authority relating to these matters, we could be subject to criminal or civil penalties, which could have a material adverse impact on the Company. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. Any of these payments may be material.
We are subject to many forms of environmental regulation and liability and risks associated with climate change and may incur substantial costs as a result. In addition, failure to achieve or demonstrate progress towards our climate goals may expose us to liability and reputational harm.
Many aspects of the Company's operations are subject to increasingly stringent federal, state, local and international laws protecting the environment, including those relating to water discharges, safe drinking water and the use and management of hazardous materials and wastes. Compliance with existing and future environmental laws and regulations can require significant expenditures and operational changes and violations can lead to significant fines and penalties and reputational harm. In addition, from time to time we are identified as a responsible party for environmental investigation and remediation costs under applicable environmental laws due to the disposal of hazardous substances generated by our operations. We could also be subject to environmental liability claims from various parties, including airport authorities and other third parties, related to our operations at our owned or leased premises or the off-site disposal of waste generated at our facilities.
As discussed in Part I, Item 1. Business—Environmental, Social and Governance Approach and Highlights—Climate Strategy, the Company has made several commitments regarding its intended reduction of carbon emissions, including becoming 100% green by eliminating its GHG emissions by 2050 and by reducing its carbon intensity by 50% by 2035 compared to 2019. The Company has incurred, and expects to continue to incur, costs to achieve its goal of net zero carbon emissions and to comply with environmental sustainability legislation and regulation and non-binding standards and accords. Such activity may require the Company to modify its supply chain practices, make capital investments to modify certain aspects of its operations or increase its operating costs (including fuel costs). The precise nature of future binding or non-binding legislation, regulation, standards and accords, which is an increased focus of global, national and regional regulators, is difficult to predict and the financial impact to the Company would likely be significant if future legal standards do not align with the Company's plans to achieve its climate goals or if proposed U.S. legislation to accelerate the production of SAF development fails to be enacted into law. For instance, CORSIA-related costs cannot be fully predicted at this time, but the program is expected to increase operating costs for airlines that operate internationally. There is also a risk that the increased regulatory focus on airline GHG emissions could result in a patchwork of inconsistent or conflicting regional requirements that could unduly shift excessive cost burden to airlines and inhibit the development of carbon reduction technologies that the Company needs to reach its climate goals.
There can be no assurance of the extent to which any of our climate goals will be achieved or that any future investments that we make in furtherance of achieving our climate goals will produce the expected results or meet increasing stakeholder environmental, social and governance expectations. Moreover, future events could lead the Company to prioritize other nearer-term interests over progressing toward our current climate goals based on business strategy, economic, regulatory and social factors, business strategy or potential pressure from investors, activist groups or other stakeholders. If we are unable to meet or properly report on our progress toward achieving our climate change goals and commitments, we could face adverse publicity and reactions from other investors, activist groups, or other stakeholders, which could result in reputational harm or other adverse effects to the Company.
The Company is likely to incur substantial costs and operational disruptions as a result of increases in the frequency, severity or duration of severe weather events caused by climate change (including thunderstorms, hurricanes, flooding, typhoons, tornados and other severe weather events) that could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in significant loss of revenue and higher costs. In addition, we could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the effects of climate change.
See Part I, Item 1. Business—Industry Regulation—Environmental Regulation, of this report for additional information on environmental regulation impacting the Company.
Market, Liquidity, Accounting and Financial Risks
High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company's strategic plans, operating results, financial condition and liquidity.
Aircraft fuel is critical to the Company's operations and is one of our largest operating expenses. During the year ended December 31, 2021, the Company's fuel expense was approximately $5.8 billion. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of its vendors and service providers to maintain supply integrity. Consequently, the Company can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company's system.
Aircraft fuel has historically been the Company's most volatile operating expense due to the highly unpredictable nature of market prices for fuel. The Company generally sources fuel at prevailing market prices, which have historically fluctuated substantially in short periods of time and continue to be highly volatile due to a multitude of unpredictable factors beyond the Company's control, including changes in global crude oil prices, the balance between aircraft fuel supply and demand, natural disasters, prevailing inventory levels and fuel production and transportation infrastructure. Prices of fuel are also impacted by indirect factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, can potentially drive rapid changes in fuel prices in short periods of time. Rising fuel prices can also lead to constraints on the Company's regional partners, reduced capital available for other spending or other outcomes that could adversely impact the Company.
Given the highly competitive nature of the airline industry, the Company has not been able to previously, and may not be able to in the future, increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, any such fare or fee increase may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company's operations, strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period of time may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges. If fuel prices were to then subsequently rise quickly, there may be a lag between the rise in fuel prices and any improvement of the revenue environment.
The Company does not currently hedge its future fuel requirements. However, to the extent the Company decides to start a hedging program to hedge a portion of its future fuel requirements, such hedging program may not be successful in mitigating higher fuel costs and any price protection provided may be limited due to the choice of hedging instruments and market conditions, including breakdown of correlation between hedging instrument and market price of aircraft fuel and failure of hedge counterparties. To the extent that the Company decides to use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit the Company's ability to benefit fully from lower fuel prices in the future. If fuel prices decline significantly from the levels existing at the time the Company enters into a hedge contract, the Company may be required to post collateral (margin) beyond certain thresholds. There can be no assurance that the Company's hedging arrangements, if any, would provide any particular level of protection against rises in fuel prices or that its counterparties will be able to perform under the Company's hedging arrangements. Additionally, deterioration in the Company's financial condition could negatively affect its ability to enter into hedge contracts in the future.
The Company has a significant amount of financial leverage from fixed obligations and may seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.
The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured bonds, secured loan facilities and other facilities, and other material cash obligations. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new and used aircraft and related spare engines. If the Company's liquidity is materially diminished, the Company's substantial level of indebtedness, the Company's non-investment grade credit ratings and the lack of availability of Company assets as collateral for loans or other indebtedness may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all, and the Company may not be able to timely pay its leases and debts or comply with material provisions of its contractual obligations, including covenants under its financing and credit card processing agreements.
In addition to the foregoing, the degree to which we are leveraged could have important consequences to holders of our securities, including the following: (1) we must dedicate a substantial portion of cash flow from operations to the payment of principal and interest on applicable indebtedness, which, in turn, reduces funds available for operations and capital expenditures; (2) our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited; (3) we may be at a competitive disadvantage relative to our competitors with less indebtedness; (4) we are rendered more vulnerable to general adverse economic and industry conditions; (5) we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates; and (6) our credit ratings may be reduced and our debt and equity securities may significantly decrease in value.
See Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity.
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
If an event of default were to occur, the lenders could, among other things, declare outstanding amounts immediately due and payable. In addition, an event of default or declaration of acceleration under one financing agreement could also result in an event of default under other of our financing agreements due to cross-default and cross-acceleration provisions. The acceleration of significant amounts of debt could require us to renegotiate, repay or refinance the obligations under our financing arrangements, and there can be no assurance that we will be able to do so on commercially reasonable terms or at all.
The MileagePlus Financing agreements in particular contain stringent covenants, limit our flexibility to manage our capital structure and limit our ability to make financial and operational changes to the MileagePlus program. If we were to default under the MileagePlus Financing agreements, the lenders' exercise of remedies could result in our loss of the MileagePlus program, which would have a material adverse effect on our business, results of operations and financial condition. As a result we may take actions to ensure that the MileagePlus Financing debt is satisfied or that the lenders' remedies under such debt are not exercised, potentially to the detriment of our other creditors.
The proposed phase out of the London interbank offer rate could have a material adverse effect on us.
There is currently uncertainty around the phase out of London interbank offered rates ("LIBOR"). As of December 31, 2021, the Company had $13.0 billion in variable rate indebtedness, all or a portion of which uses LIBOR as a benchmark for establishing applicable rates. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD-LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD-LIBOR as a reference rate by no later than December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate ("SOFR"). At this time, uncertainty remains as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR and whether LIBOR rates presently expected to be published until June 2023 will cease to be so published or supported before or after such time. We have issued variable rate debt based on LIBOR and have undertaken interest rate swaps that contain a variable element based on LIBOR. While many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark remain uncertain and impossible to predict at this time, and changes to implement a replacement benchmark may require renegotiation of relevant agreements. We have also entered into certain agreements that look to SOFR as an alternative interest rate method to LIBOR, with the potential for spread adjustments, and we cannot predict what the impact of these agreements and any transition to or use of SOFR could have on us. Although SOFR appears to be the preferred replacement rate for USD LIBOR at this time, if the financial market coalesces around an alternative benchmark rate method to LIBOR that is different than SOFR, we may need to renegotiate these agreements. We may be negatively impacted by renegotiated terms in connection with any replacements to LIBOR as a benchmark, which may adversely affect our interest rates and result in higher borrowing costs that we cannot predict. In addition, the phase out or replacement of LIBOR could cause disruptions in the credit markets that lead to a downgrade of our current credit rating, which could increase our future borrowing costs and our cost of capital, impair our ability to access capital and credit markets on terms commercially acceptable to us and adversely affect our liquidity and capital resources.
The Company's ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.
As of December 31, 2021, UAL reported consolidated U.S. federal net operating loss ("NOL") carryforwards of approximately $9.9 billion. The Company's ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods and, as a result, certain of the Company's NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full. In addition, the Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Potential future transactions involving the sale or issuance of UAL common stock may increase the possibility that the Company will experience a future "ownership change" under Section 382. Such transactions may include the exercise of warrants issued in connection with the CARES Act programs, the issuance of UAL common stock for cash, the conversion of any future convertible debt, the repurchase of any debt with the Company's common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of UAL common stock, or a combination of the foregoing.
At the Company's annual meeting of stockholders held on May 26, 2021, the Company's stockholders approved a tax benefits preservation plan (the "Plan") in order to preserve the Company's ability to use its NOLs and certain other tax attributes to reduce potential future income tax obligations. The Plan is designed to reduce the likelihood that the Company experiences an "ownership change" by deterring certain acquisitions of Company securities. There is no assurance, however, that the deterrent mechanism in the Plan will be effective, and such acquisitions may still occur. In addition, the Plan may adversely affect the marketability of UAL common stock by discouraging existing or potential investors from acquiring UAL common stock or additional shares of UAL common stock because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of UAL common stock would suffer substantial dilution of its ownership interest in the Company.
The Company may never realize the full value of its intangible assets or its long-lived assets causing it to record impairments that may negatively affect its financial condition and operating results.
In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment, and certain of its other assets for impairment where there is any indication that an asset may be impaired. The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as our aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the fiscal year ended December 31, 2021, the Company recorded $97 million of impairments, which includes impairments resulting from current market conditions for used aircraft that are being held for sale and the decision to retire 50-seat regional aircraft as a result of the United Next order. Also in 2020, the Company recognized $130 million of impairment charges related to its China routes, which were primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets. Adverse changes to our forecasted results caused by COVID-19 or other factors could require the Company to recognize additional impairments to its China route indefinite-lived intangible assets in future periods. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period.
The price of our common stock may fluctuate significantly.
The closing price for our common stock has varied between a high of $62.45 and a low of $39.06 in the year ended December 31, 2021. Volatility in the market price of our common stock may prevent holders from selling shares at or above the prices paid for them. The market price of our common stock could fluctuate significantly for various reasons which include: the market reaction to the COVID-19 pandemic and our responses thereto; the sale of substantial amounts of our common stock; changes in the prices or availability of oil or jet fuel; our quarterly or annual earnings or those of other companies in our industry; the public's reaction to our press releases, our other public announcements and our filings with the SEC; changes in our earnings or recommendations by research analysts who track our common stock or the stock of other airlines; changes in general conditions in the United States and global economy, financial markets or airline industry, including those resulting from changes in fuel prices or fuel shortages, war, incidents of terrorism, pandemics or responses to such events; changes in the competitive landscape for the airline industry, including any changes resulting from industry consolidation whether or not involving our Company; our liquidity position; and the other risks described in these "Risk Factors."
In addition, in recent periods, the stock market has experienced extreme declines and volatility. This volatility has had a significant negative impact on the market price of securities issued by many companies, including us and other companies in our industry.
The Company's operating results fluctuate due to seasonality and other factors associated with the airline industry, many of which are beyond the Company's control.
Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company's operating results generally reflect this seasonality but have also been impacted by numerous other factors that are not necessarily seasonal, including, among others, extreme or severe weather, outbreaks of disease, public health issues (including global health epidemics or pandemics such as the COVID-19 pandemic as well as the potential increased government restrictions and regulation), ATC congestion, geological events, political instability, terrorism, natural disasters, changes in the competitive environment due to industry consolidation, tax obligations, general economic conditions and other factors, as well as related consumer perceptions. As a result, the Company's quarterly operating results are not necessarily indicative of operating results for an entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results. Major global public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future adversely affect, the Company.
Increases in insurance costs or inadequate insurance coverage may materially and adversely impact our business, operating results and financial condition.
The Company maintains insurance policies, including, but not limited to, terrorism, aviation hull and liability, workers' compensation and property and business interruption insurance, but we are not fully insured against all potential hazards and risks incident to our business. If the Company is unable to obtain sufficient insurance with acceptable terms, the costs of such insurance increase materially, or if the coverage obtained is unable to pay or is insufficient relative to actual liability or losses that the Company experiences, whether due to insurance market conditions, policy limitations and exclusions or otherwise, our business, operating results and financial condition could be materially and adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Fleet. As of December 31, 2021, United's mainline and regional fleets consisted of the following:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
777-300ER	22	22	—	350	4.0
777-200ER	55	52	3	276-362	21.8
777-200	19	19	—	364	24.5
787-10	13	13	—	318	2.6
787-9	38	28	10	252-257	4.3
787-8	12	12	—	243	8.5
767-400ER	16	16	—	240	20.3
767-300ER	38	31	7	167-214	25.9
757-300	21	9	12	234	19.3
757-200	40	35	5	169-176	24.9
737 MAX 9	30	14	16	179	2.1
737 MAX 8	16	—	16	166	0.3
737-900ER	136	136	—	179	9.0
737-900	12	8	4	179	20.3
737-800	141	108	33	166	17.8
737-700	40	32	8	126	22.8
A320-200	96	78	18	150	23.4
A319-100	81	52	29	126	20.1
Total mainline	826	665	161		16.5
In addition to the aircraft presented in the table above, United owned or leased, as of December 31, 2021, seven Boeing 757-200s, 13 Boeing 737-700s, 17 Airbus A319s, three Airbus A320s and one Boeing 767-200 that are not used in its operations.

Aircraft Type	Total	Owned	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft		Seats in Standard Configuration
Regional:
Embraer E175/E175LL	198	99	99	SkyWest: Mesa: Republic:	90 80 28	70/76
Embraer 170	38	—	38	Republic:	38	70
CRJ700	19	—	19	SkyWest:	19	70
CRJ550	55	6	49	GoJet:	55	50
CRJ200	133	—	133	SkyWest: Air Wisconsin:	70 63	50
Embraer ERJ 145 (XR/LR)	75	75	—	CommutAir:	75	50
Total regional	518	180	338
In addition to the aircraft presented in the table above, United owned or leased the following regional aircraft as of December 31, 2021:
•11 CRJ700s awaiting conversion to CRJ550s; and
•85 Embraer ERJ 145s, which are temporarily grounded, 56 of which are currently held for sale.
Firm Order and Option Aircraft. As of December 31, 2021, United had firm commitments and options to purchase aircraft from Boeing and Airbus presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	367	53	109	205
Boeing 787	8	8	—	—
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
Facilities. United leases gates, hangar sites, terminal buildings and other airport facilities in the municipalities it serves. United has major terminal facility leases at SFO, IAD, ORD, LAX, DEN, EWR, IAH and GUM with expiration dates ranging from 2022 through 2053. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company having financial responsibility for maintenance, insurance and other facility-related expenses and services.
United also maintains administrative, catering, cargo, training, maintenance and other facilities to support its operations in the cities it serves. In addition, United has multiple leases, which expire from 2029 through 2033, for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston. In November 2021, United purchased off-lease its backup network operations center in Arlington Heights, Illinois, which, effective April 1, 2022, will become the Company's primary network operations center.
ITEM 3.    LEGAL PROCEEDINGS.
The Company is involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, inquiries and similar action, involving its passengers, customers, suppliers and employees as well as government agencies arising in the ordinary course of business and that have not been fully resolved. Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Additionally, from time to time, the

Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions.
Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. However, the ultimate resolutions of the Company's legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. There can be no assurance that there will not be an increase in the scope of one or more of these pending matters or any other or future lawsuits, claims, government investigations or other legal proceedings will not be material to the Company's financial position, results of operations or cash flows for a particular period. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these matters.
Antitrust Litigation
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
Holders of Common Stock
As of February 10, 2022, there were 5,920 holders of record of UAL common stock.
The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by Computershare Investor Services, our transfer agent, and does not include holders of shares in "street name" or other holders identified in security position listings maintained by depository trust companies.
Performance Graph
The following graph compares the cumulative total stockholder return during the period from December 31, 2016 to December 31, 2021 of UAL's common stock to the Standard and Poor's 500 Index ("SPX") and the NYSE Arca Airline Index ("XAL"). The comparison assumes $100 was invested on December 31, 2016 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested.

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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K and the description of our business and reportable segments in Item 1 above to enhance the understanding of our results of operations, financial condition and cash flows.
This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 1, 2021 (the "2020 Annual Report").
Executive Summary
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). The Company's shared purpose is "Connecting People. Uniting the World." The Company has the most comprehensive route network among North American carriers, including U.S. mainland hubs in Chicago, Denver, Houston, Los Angeles, New York/Newark, San Francisco and Washington, D.C.
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

Our business and operating results for 2021 continued to be significantly impacted by the COVID-19 pandemic. Given the more significant impact of the pandemic on our business and operating results in 2020, we believe that a comparison of our 2021 results to 2019 for certain key metrics in this financial overview discussion is more reflective of the impact of the COVID-19 pandemic.
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Cautionary Statement Regarding Forward-Looking Statements" and in Part I, Item 1A. Risk Factors, of this Form 10-K. The Company is unable to reconcile forward-looking projections to accounting principles generally accepted in the United States of America ("GAAP"); refer to "Supplemental Information" below for further details.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The Company has seen increasing demand for travel both domestically and in countries where entry is permitted; however, as the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand. It remains difficult to reasonably assess or predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the efficacy and availability of various treatment options, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines or treatment options, and the continuation of existing or implementation of new government travel restrictions), customer behavior changes and fluctuations in demand for air travel, among others. The COVID-19 pandemic and the measures taken in response may continue to impact many aspects of our business, operating results, financial condition and liquidity in a number of ways, including labor shortages (including reductions in available skilled labor and related impacts to the Company's flight schedules and reputation), facility closures and related costs, disruptions to the Company's and its business partners' operations, reduced travel demand and consumer spending, increased fuel and other operating costs, supply chain disruptions, logistics constraints, inflation, volatility in the price of our securities, our ability to access capital markets and volatility in the global economy and financial markets generally.
We have reduced our capacity as we managed through the effects of the COVID-19 pandemic, which in 2021 remained significantly lower than capacity prior to the pandemic and resulted in a significant reduction to our revenue through the date of this report. We operated at approximately 63% of our full year 2019 capacity during the full year of 2021. We have delayed a portion of our previously planned capacity increases for full year 2022 and may need to implement further modifications. The Company is taking steps to be prepared for recovery as demand for travel continues to generally increase, which include investing in innovative technology, focusing on process improvements and implementing the United Next transformative strategy.
We have taken steps to strengthen our financial position during this period of market uncertainty, which has resulted in an increase of our overall debt levels. As of December 31, 2021, unrestricted cash, cash equivalents and short-term investments totaled $18.4 billion, an increase of approximately $13.5 billion from December 31, 2019. We had approximately $41.1 billion of debt, finance lease, operating lease and sale-leaseback obligations as of December 31, 2021 (including $4.5 billion that will become due in the next 12 months), up from approximately $20.5 billion as of December 31, 2019.
The Company's recovery from the COVID-19 pandemic has not followed a linear path, and due to the significant uncertainty that remains, its future operating performance, particularly in the short-term, may be subject to volatility. Risks and uncertainties related to the COVID-19 pandemic are further described in Part I, Item 1A. Risk Factors— "The COVID-19 pandemic has materially and adversely impacted our business, operating results, financial condition and liquidity. The full extent of the impact will depend on future developments and how quickly we can return to more normal operations, among other things. If the impacts from the COVID-19 pandemic extend beyond our assumed timelines, our actual results may vary significantly from our expectations" of this report.
Outlook for Full Year 2022
Capacity. The Company expects its scheduled capacity for full year 2022 to be down versus 2019.
Adjusted cost per available seat mile ("CASM-ex"). The Company expects full year 2022 CASM-ex (a non-GAAP financial measure defined as CASM excluding fuel, profit sharing, third-party business expense and special charges; see "Supplemental Information" below) to be higher than 2019.

Strategic Objectives
In the second quarter of 2021, United announced its United Next plan, which we believe will have a transformational effect on the customer experience and earnings power of the business. It is expected to increase United's average gauge in North America, the total number of available seats per departure, by almost 30% by 2026 versus 2019, as well as significantly lower carbon emissions per seat. New aircraft will come with a new signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight WiFi, as well as a bright look-and-feel with LED lighting. New aircraft are expected to increase North America premium seat counts by 75% per short-haul departure by 2026 versus 2019. The Company plans to replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to significant sustainability benefits compared to older planes: an expected 11% overall improvement in fuel efficiency and an expected 17-20% lower carbon emission per seat compared to older planes. We believe United Next will allow us to differentiate our network and segment our products with a greater premium offering, while also maintaining fare competitiveness with low-cost carriers.
Results of Operations
Select financial data and operating statistics are provided in the tables below:

(in millions)	2021	2020	2019
Operating revenue	$24,634	$15,355	$43,259
Operating expense	25,656	21,714	38,958
Operating income (loss)	(1,022)	(6,359)	4,301
Nonoperating expense, net	(1,535)	(2,463)	(387)
Income tax expense (benefit)	(593)	(1,753)	905
Net income (loss)	$(1,964)	$(7,069)	$3,009

	2021	2020	2019
Passengers (thousands) (a)	104,082	57,761	162,443
Revenue passenger miles ("RPMs") (millions) (b)	128,979	73,883	239,360
ASMs (millions)	178,684	122,804	284,999
Cargo revenue ton miles (millions) (c)	3,285	2,711	3,329
Passenger load factor (d)	72.2%	60.2%	84.0%
Passenger revenue per available seat mile ("PRASM")	11.30	9.61	13.90
Total revenue per available seat mile ("TRASM")	13.79	12.50	15.18
Average yield per revenue passenger mile ("Yield") (e)	15.66	15.98	16.55
CASM	14.36	17.68	13.67
Average stage length (miles) (f)	1,315	1,307	1,460
Employee headcount, as of December 31	84,100	74,400	95,900
(a)The number of revenue passengers measured by each flight segment flown.
(b)The number of scheduled miles flown by revenue passengers.
(c)The number of cargo revenue tons transported multiplied by the number of miles flown.
(d)RPMs divided by ASMs.
(e)The average passenger revenue received for each revenue passenger mile flown.
(f)Average stage length equals the average distance a flight travels weighted for size of aircraft.

Operating Revenue. The table below illustrates the year-over-year percentage change in the Company's operating revenues for the years ended December 31 (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Passenger revenue	$20,197	$11,805	$8,392	71.1
Cargo	2,349	1,648	701	42.5
Other operating revenue	2,088	1,902	186	9.8
Total operating revenue	$24,634	$15,355	$9,279	60.4
The table below presents passenger revenue and select operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2020:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$6,727	$795	$(307)	$1,177	$8,392
Passenger revenue	83.2%	52.6%	(33.4)%	91.5%	71.1%
Average fare per passenger	1.8%	(9.5)%	21.9%	(12.9)%	(5.1)%
Yield	(2.0)%	(10.9)%	49.0%	(7.7)%	(2.0)%
PRASM	23.8%	7.4%	(18.3)%	(2.3)%	17.6%
Passengers	79.9%	68.5%	(45.4)%	119.9%	80.2%
RPMs	86.9%	71.3%	(55.3)%	107.6%	74.6%
ASMs	48.0%	42.2%	(18.3)%	96.2%	45.5%
Passenger load factor (points)	16.7	10.2	(23.9)	3.8	12.0
Passenger revenue increased $8.4 billion, or 71.1%, in 2021 as compared to 2020, primarily due to an increase in the demand for air travel as a result of the increased availability of COVID-19 vaccines and the easing of travel and quarantine restrictions in the United States and various other jurisdictions.
Cargo revenue increased $701 million, or 42.5%, in 2021 as compared to 2020, primarily due to stronger yields on freight revenue and higher cargo tonnage from increased wide-body departures of passenger flights as well as cargo-only flights.
Other operating revenue increased $186 million, or 9.8%, in 2021 as compared to 2020, primarily due to an increase in mileage revenue from non-airline partners, including the Company's co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expense. The table below includes data related to the Company's operating expense for the years ended December 31 (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Salaries and related costs	$9,566	$9,522	$44	0.5
Aircraft fuel	5,755	3,153	2,602	82.5
Depreciation and amortization	2,485	2,488	(3)	(0.1)
Landing fees and other rent	2,416	2,127	289	13.6
Regional capacity purchase	2,147	2,039	108	5.3
Aircraft maintenance materials and outside repairs	1,316	858	458	53.4
Distribution expenses	677	459	218	47.5
Aircraft rent	228	198	30	15.2
Special charges (credits)	(3,367)	(2,616)	751	NM
Other operating expenses	4,433	3,486	947	27.2
Total operating expenses	$25,656	$21,714	$3,942	18.2
Salaries and related costs increased $44 million, or 0.5%, in 2021 as compared to 2020, primarily due to an increase in front-line employees' wages as a result of higher flight activity, partially offset by a $225 million increase in tax credits provided by the Employee Retention Credit under the CARES Act.
Aircraft fuel expense increased $2.6 billion, or 82.5%, in 2021 as compared to 2020. The table below presents the significant changes in aircraft fuel cost per gallon for the years ended December 31 (in millions, except percentage changes and per gallon data):

	2021	2020	% Change
Fuel expense	$5,755	$3,153	82.5
Total fuel consumption (gallons)	2,729	2,004	36.2
Average price per gallon	$2.11	$1.57	34.4
Landing fees and other rent increased $289 million, or 13.6%, in 2021 as compared to 2020, primarily due to an increase in the number of flights and passengers. The increase was not directly proportionate to the volume of activity as some landing fees and other rents are fixed.
Regional capacity purchase costs increased $108 million, or 5.3%, in 2021 as compared to 2020, primarily due to increased regional flying and increased pass-through maintenance costs.
Aircraft maintenance materials and outside repairs increased $458 million, or 53.4%, in 2021 as compared to 2020, primarily due to higher volumes of flying and increased heavy check maintenance events.
Distribution expenses increased $218 million, or 47.5%, in 2021 as compared to 2020, primarily due to higher credit card fees and commissions and a higher volume of global distribution fees as a result of the overall increase in passenger revenue. Distribution expenses were also impacted by the mix of leisure travel versus business travel, which requires the use of different distribution channels and forms of payment.
The table below presents special charges (credits) recorded by the Company during the years ended December 31 (in millions):

	2021	2020
CARES Act grant	$(4,021)	$(3,536)
Severance and benefit costs	438	575
Impairment of assets	97	318
(Gains) losses on sale of assets and other special charges	119	27
Total special charges (credits)	$(3,367)	$(2,616)
See Note 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Other operating expenses increased $947 million, or 27.2%, in 2021 as compared to 2020, primarily due to increases in ground handling, passenger services and personnel-related costs as a direct result of increased flying and higher expenditures on information technology projects.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2021	2020	Increase (Decrease)	% Change
Interest expense	$(1,657)	$(1,063)	$594	55.9
Interest capitalized	80	71	9	12.7
Interest income	36	50	(14)	(28.0)
Unrealized gains (losses) on investments, net	(34)	(194)	(160)	(82.5)
Miscellaneous, net	40	(1,327)	(1,367)	NM
Total nonoperating expense, net	$(1,535)	$(2,463)	$(928)	(37.7)
Interest expense increased $594 million, or 55.9%, in 2021 as compared to 2020, primarily due to the issuance of additional debt, mainly in the second half of 2020 and first half of 2021, to provide additional liquidity to the Company during the COVID-19 pandemic.
Unrealized losses on investments, net decreased $160 million in 2021 as compared to 2020, primarily due to the change in the market value of the Company's investments in equity securities. See Notes 9 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Miscellaneous, net expense decreased $1.4 billion in 2021 as compared to 2020, primarily due to the $697 million of credit loss allowances associated with the Company's Term Loan Agreement with, among others, BRW Aviation Holding LLC and BRW Aviation LLC and the related guarantee and $687 million in settlement losses and special termination benefits related to voluntary separation programs under the Company's defined benefit pension plan covering certain non-pilot U.S. employees and postretirement medical programs recorded in 2020. See Notes 7, 8, 13 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Income Taxes. See Note 6 to the financial statements included in Part II, Item 8 of this report for information related to income taxes.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $18.4 billion in unrestricted cash, cash equivalents and short-term investments, an increase of approximately $6.7 billion from December 31, 2020. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed. We expect to maintain an elevated level of liquidity in the near term as we navigate through 2022, which may lead to the issuance of additional debt securities, the repurchase or redemption of debt securities prior to maturity or the issuance of common stock, as well as to the pursuit of financing options for our firm aircraft orders and other related capital expenditures consistent with our historical practice prior to the onset of the COVID-19 pandemic. While we have been able to access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines, we must return to profitability in order to service our debt and maintain appropriate liquidity levels for our long-term operating needs. For 2022, the Company expects approximately $5.9 billion of gross capital expenditures (including expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities). See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information on commitments.
The Revolving Credit and Guaranty Agreement, under the Term Loan Credit and Guaranty Agreement (the "2021 Term Loan Facility"), provides revolving loan commitments of up to $1.75 billion until April 21, 2025, subject to certain customary conditions. No borrowings were outstanding under this facility at December 31, 2021. In addition, the Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of December 31, 2021, the Company had approximately $41.1 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $4.5 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of December 31, 2021, UAL and United were in compliance with their respective debt covenants.
As of December 31, 2021, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, route authorities and airport slots, was pledged under various loan and other agreements.
See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing and other debt instruments.
The following table summarizes our cash flow for the years ended December 31 (in millions):

	2021	2020	2019
Total cash provided by (used in):
Operating activities	$2,067	$(4,133)	$6,909
Investing activities	(1,672)	50	(4,560)
Financing activities	6,396	12,957	(1,280)
Net increase in cash, cash equivalents and restricted cash	$6,791	$8,874	$1,069
See the Statements of Consolidated Cash Flows include in Part II, Item 8 of this report for additional information.
Operating Activities. Cash flows provided by operating activities for 2021 were higher than 2020 primarily due to improvements in the demand for passenger travel as well as total government grant funding provided under the PSP2 and PSP3 Agreements, discussed below, partially offset by operating losses as a result of the COVID-19 pandemic.
In 2021, United entered into two Payroll Support Program Extension Agreements (collectively, the "PSP2 and PSP3 Agreements") with the U.S. Treasury Department ("Treasury") providing the Company with total funding of approximately $5.8 billion, pursuant to the Payroll Support Program. These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees who were previously impacted by involuntary furloughs. Approximately $4.1 billion was provided as a direct grant and $1.7 billion as indebtedness evidenced by two 10-year senior unsecured promissory notes (collectively, the "PSP2 and PSP3 Notes"). See Note 2 to the financial statements included in Part II, Item 8 of this report for additional information on the warrants issued in connection with the PSP2 and PSP3 Notes and Note 10 to such financial statements for a discussion of the PSP2 and PSP3 Notes.
Investing Activities. Capital expenditures were $2.1 billion and $1.7 billion in 2021 and 2020, respectively, mainly related to advance deposits for future aircraft purchases. Also, maturities and sales of short-term and other investments provided $0.4 billion of liquidity in 2021 as compared to $2.3 billion in 2020.
Financing Activities. Significant financing events in 2021 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During 2021, the Company made payments for debt, finance leases, and other financing liabilities of $5.2 billion. The Company:
•repaid in full the $1.4 billion aggregate principal amount outstanding under the term loan facility included in the Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the "2017 Credit Agreement");
•repaid in full the $1.0 billion aggregate principal amount outstanding under the revolving credit facility included in the 2017 Credit Agreement;
•repaid in full the $520 million aggregate principal amount outstanding under the Loan and Guarantee Agreement, dated as of September 28, 2020, among United, UAL, Treasury and the Bank of New York Mellon, as administrative agent, as amended, which was entered into pursuant to the loan program established pursuant to the CARES Act; and
•made $1.9 billion of aircraft-related debt principal payments.
Debt Issuances. During 2021, United received and recorded:
•$5.0 billion from the 2021 Term Loan Facility;
•$4.0 billion from two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029;
•$1.7 billion from the PSP2 and PSP3 Notes; and
•$600 million from the enhanced equipment trust certificates ("EETC") pass-through trusts established in February 2021.
See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information.
Share Issuances. During 2021, the Company raised approximately $532 million in net cash proceeds from the issuance and sale of UAL common stock through "at the market offerings" under equity distribution agreements entered into in June 2020 and March 2021.
Significant financing events in 2020 were as follows:

Debt Issuances. During 2020, United received and recorded $16.8 billion from various credit agreements, including the MileagePlus Financing (as defined in Part I, Item 1A. Risk Factors, of this report), loans provided under the CARES Act and EETC pass-through trusts established in September 2019 and October 2020. In 2020, United had recorded approximately $159 million of debt to finance the construction of an aircraft maintenance and ground service equipment complex at Los Angeles International Airport.
Debt and Finance Lease Principal Payments. During 2020, the Company made debt and finance lease principal payments of $4.4 billion.
Share Issuances. During 2020, the Company raised approximately $2.1 billion in cash proceeds from the issuance and sale of UAL common stock through "at the market offerings" under an equity distribution agreement entered into in June 2020.
Share Repurchases. In 2020, UAL's Board of Directors terminated the share repurchase program. In 2020, prior to the termination of the program, UAL repurchased approximately 4 million shares of UAL common stock in open market transactions for $0.3 billion.
For additional information regarding these Liquidity and Capital Resource matters, see Notes 2, 10, 11 and 13 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company's statements of consolidated cash flows. For a discussion of the Company's sources and uses of cash in 2020 as compared to 2019, see "Liquidity and Capital Resources" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	B+	Ba2	B+
United	B+	*	B+
*The credit agency does not issue corporate credit ratings for subsidiary entities.
These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain EETCs, term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
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
The table below provides a summary of the Company's current and long-term material cash requirements as of December 31, 2021 (in billions):

	2022	2023	2024	2025	2026	After 2026	Total
Long-term debt (a)	$3.0	$2.9	$3.9	$3.4	$5.1	$15.6	$33.9
Finance leases—principal portion	0.1	0.1	—	—	—	0.1	0.3
Interest on debt and finance leases (b)	1.4	1.3	1.1	0.9	0.7	1.2	6.6
Operating leases (c)	0.9	0.8	0.8	0.6	0.6	4.0	7.7
Leases not yet commenced (d)	—	—	—	—	0.1	0.3	0.4
Sale-leasebacks	0.9	0.1	0.1	0.1	0.1	0.5	1.8
Regional CPAs (e)	2.1	2.1	2.0	1.7	1.5	4.2	13.6
Postretirement benefit payments (f)	0.1	0.1	0.1	0.1	0.1	0.4	0.9
Pension funding (g)	—	—	—	—	—	1.1	1.1
Capital and other purchases (h)	5.7	6.9	5.0	4.3	3.3	8.9	34.1
Total	$14.2	$14.3	$13.0	$11.1	$11.5	$36.3	$100.4
(a)Long-term debt presented in the Company's financial statements is net of $513 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Cash requirements do not include the debt discount, premiums and debt issuance costs.
(b)Future interest payments on variable rate debt were determined using the rates as of December 31, 2021.
(c)Represents future payments under fixed rate lease obligations. See Note 11 to the financial statements included in Part II, Item 8 of this report for information on variable rate and short-term operating leases.
(d)Represents future payments under leases that have not yet commenced and are not included in the consolidated balance sheet. See Note 11 to the financial statements included in Part II, Item 8 of this report for information on these leases.
(e)Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of operating lease obligations. Amounts also exclude a portion of United's finance lease obligations recorded for certain of its CPAs. See Note 11 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(f)Amounts represent postretirement benefit payments through 2031. Benefit payments approximate plan contributions as plans are substantially unfunded.
(g)Represents an estimate of the minimum funding requirements as determined by government regulations for United's U.S. pension plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plans and bond rates.
(h)Represents contractual commitments for firm order aircraft, spare engines and other capital purchase commitments. See Note 13 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.
In addition to the material cash requirements discussed above, the Company has made certain guarantees that could have a material future effect on the Company's cash requirements:
Letters of Credit and Surety Bonds. As of December 31, 2021, United had approximately $438 million of letters of credit and surety bonds securing various obligations with expiration dates through 2031. Certain of these amounts are cash collateralized and reported within Restricted cash on our statement of financial position. See Note 13 to the financial statements included in Part II, Item 8 of this report for more information related to these letters of credit and surety bonds.
Guarantee of Debt of Others. As of December 31, 2021, United is the guarantor of $106 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to increased cost provisions and the Company would potentially be responsible for those costs under the guarantees. The increased cost provisions in the $106 million of aircraft mortgage debt are similar to those in certain of the Company's debt agreements. See discussion under Increased Cost Provisions, below, for additional information on increased cost provisions related to the Company's debt.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2021, approximately $1.8 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2021, the Company's contingent exposure was approximately $343 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.

Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2021, the Company had $13.2 billion of floating rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $10.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
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
Advance ticket sales represent the Company's liability to provide air transportation in the future. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. ETCs are valid up to two years from the date of issuance; however, all ETCs due to expire prior to December 31, 2022 have been extended until December 31, 2022. FFCs are valid for 12 months from the original ticket date; however, all FFCs issued on or before December 31, 2021 have been extended to be valid until December 31, 2022. As of December 31, 2021, the Company's Advance ticket sales liability included $3.2 billion related to ETCs and FFCs.
The Company estimates the value of Advance ticket sales that will expire unused ("breakage") and recognizes revenue at the scheduled flight date. To determine breakage, the Company uses its historical experience with expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Given the uncertainty of travel demand caused by COVID-19, a significant portion of the ETCs and FFCs may expire unused in future periods and get recognized as revenue from breakage. The Company will update its breakage estimates as future information is received. Changes in estimates of breakage are recognized prospectively in proportion to the remaining usage of the related tickets.
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

Co-Brand Agreement. United has a contract (the "Co-Brand Agreement") to sell MileagePlus miles to its co-branded credit card partner JPMorgan Chase Bank USA, N.A. ("Chase"). Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:
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
We account for all the payments received under the Co-Brand Agreement by allocating them to the separately identifiable performance obligations. The fair value of the separately identifiable performance obligations is determined using management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the components to be delivered. We also evaluate volumes on an annual basis, which may result in a change in the allocation of the estimated consideration from the Co-Brand Agreement on a prospective basis.
Indefinite-lived intangible assets. The Company has indefinite-lived intangible assets, including goodwill. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. An impairment occurs when the fair value of an intangible asset is less than its carrying value. The Company determines the fair value using a variation of the income approach known as the excess earnings method, which discounts an asset's projected future net cash flows to determine the current fair value. Assumptions used in the discounted cash flow methodology include a discount rate, which is based upon the Company's current weighted average cost of capital plus an asset-specific risk factor, and a projection of sales, expenses, gross margin, tax rates and contributory asset charges for several future years and a terminal growth rate. The assumptions used for future projections are determined based upon the Company's asset-specific forecasts along with the Company's strategic plan. These assumptions are inherently uncertain as they relate to future events and circumstances. Actual results will be influenced by the competitive environment, fuel costs and other expenses, and potentially other unforeseen events or circumstances that could have a material impact on future results. In light of the ongoing impact of the COVID-19 pandemic on both the U.S. and global economies, the significant, sustained impact on the demand for travel and government policies that restrict air travel, the exact timing of a complete recovery from the COVID-19 pandemic, and the speed at which such recovery could occur, continues to remain uncertain. We recorded impairment charges of $130 million related to our China route indefinite-lived intangible assets during 2020 as a result of the impact of COVID-19. Adverse changes to our forecasted results caused by COVID-19 or the other factors discussed above could result in additional impairment charges in the future.
See Notes 1 and 14 to the financial statements included in Part II, Item 8 of this report for additional information.
Tax valuation allowance. A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's management assesses available positive and negative evidence regarding the Company's ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In order to form a conclusion, management considers positive evidence in the form of taxable income in prior carryback years, reversing temporary differences, tax planning strategies and projections of future taxable income during the periods in which those temporary differences become deductible, as well as negative evidence such as historical losses. Although the Company incurred losses in 2021 and 2020, management determined that these results were not indicative of future results due to the impact of the COVID-19 pandemic on its operations. The Company concluded that the positive evidence outweighs the negative evidence, primarily driven by approval and distribution of COVID-19 vaccines as well as increased confidence with the timing of the recovery. The Company has $7.5 billion of deferred tax assets, of which $2.1 billion (tax effected) are attributable to federal net operating losses ("NOLs") at December 31, 2021. The majority of the NOLs do not expire and the Company expects to realize the benefits of the NOLs through the reversal of certain existing deferred tax liabilities of $6.2 billion and the remaining $1.3 billion (the income tax equivalent to approximately two years of average pre-COVID-19 pre-tax income) through projected future taxable income. Assumptions about our future taxable income are consistent with the plans and estimates used to manage our business. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and certain state attributes that have short expiration periods. While the Company expects to generate sufficient future income to fully utilize its deferred tax assets (including NOLs), the Company may have to record a valuation allowance, which could be material, against deferred tax assets if negative evidence such as prolonged losses or reduced forecasted income outweigh positive evidence.
Recording a valuation allowance against our NOLs would not impact our ability to use them to offset cash taxes payable. However, our ability to use NOLs may be significantly limited due to various circumstances, as discussed in more detail in Part I, Item 1A. Risk Factors—"The Company's ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels."
As of December 31, 2021, the Company has recorded $183 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2021. Additionally, the Company recorded a valuation allowance of $27 million on certain state deferred tax assets primarily due to state NOLs that have short expiration periods.
Supplemental Information
The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including CASM-ex. The Company has provided CASM-ex, a non-GAAP financial measure, which is not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. Management believes that adjusting for special charges (credits) is useful to investors because special charges (credits) are not indicative of UAL's ongoing performance. Management also believes that excluding third-party business expenses, such as maintenance and ground handling for third parties, provides more meaningful disclosure because these expenses are not directly related to UAL's core business. Management also believes that excluding fuel costs is useful to investors because it provides an additional measure of management's performance excluding the effects of a significant cost item over which management has limited influence. Management also believes that excluding profit sharing allows investors to better understand and analyze UAL's operating cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.
Because this non-GAAP financial measure is not calculated in accordance with GAAP, it should not be considered superior to, and is not intended to be considered in isolation or as a substitute for, the related GAAP financial measure and may not be the same as or comparable to any similarly titled measure presented by other companies due to possible differences in method and in the items being adjusted. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The Company is not providing a target for CASM or a reconciliation for CASM-ex projections to CASM, the most directly comparable GAAP measure, because the Company is unable to predict certain items contained in the GAAP measure without unreasonable efforts and it does not provide a reconciliation of forward-looking measures where it believes such a reconciliation would imply a degree of precision and certainty that could be confusing to investors and is unable to reasonably predict certain items contained in the GAAP measure without unreasonable efforts. This is due to the inherent difficulty of forecasting the timing or amount of various items that have not yet occurred and are out of the Company's control or cannot be reasonably predicted. For the same reasons, the Company is unable to address the probable significance of the unavailable information. Forward-looking measures provided without the most directly comparable GAAP financial measures may vary materially from the corresponding GAAP financial measures. See "Cautionary Statement Regarding Forward-Looking Statements" below. Below is a reconciliation of the non-GAAP financial measure (CASM-ex) to the most directly comparable GAAP financial measure (CASM) for the year ended December 31, 2019 (in cents):

2019
CASM (GAAP)	13.67
Special charges (credits)	0.09
Third-party business expenses	0.06
Fuel expense	3.14
Profit sharing	0.17
CASM-ex (Non-GAAP)	10.21
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, the potential impacts of the COVID-19 pandemic and steps the Company plans to take in response thereto and goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet, product development, ESG targets and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals", "targets" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
Additionally, forward-looking statements include conditional statements and statements that identify uncertainties or trends, discuss the possible future effects of known trends or uncertainties, or that indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law or regulation.
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the adverse impacts of the ongoing COVID-19 global pandemic on our business, operating results, financial condition and liquidity; execution risks associated with our strategic operating plan; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constrains at our hubs or other airports; geopolitical conflict, terrorist attacks or security events; any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; increasing privacy and data security obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions on our operations; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, including our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations, the possibility we may seek material amounts of additional financial liquidity in the short-term, and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; the impacts of the proposed phase out of the London interbank offer rate; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties. In addition, certain forward-looking outlook provided in this report relies on assumptions about the duration and severity of the COVID-19 pandemic, the timing of the return to a more stable business environment, the volatility of aircraft fuel prices, customer behavior changes and return in demand for air travel, among other things (together, the "Recovery Process"). If the actual Recovery Process differs materially from our assumptions, the impact of the COVID-19 pandemic on our business could be worse than expected, and our actual results may be negatively impacted and may vary materially from our expectations and projections. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change. For instance, we regularly monitor future demand and booking trends and adjust capacity, as needed. As such, our actual flown capacity may differ materially from currently published flight schedules or current estimations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk resulting from changes in currency exchange rates and interest rates. These risks, along with other business risks, impact our cost of capital. It is our policy to manage our debt structure and foreign exchange exposure in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. In managing market risks, we may employ derivatives according to documented policies and procedures, including interest rate swaps, interest rate locks, foreign currency exchange contracts and combined interest rate foreign currency contracts (cross-currency swaps). We do not use derivatives for trading or speculative purposes. We do not foresee significant changes in the strategies we use to manage market risk in the near future. All of our financial instruments, including derivatives, are subject to counterparty credit risk considered as part of the overall fair value measurement.
Interest Rates. Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt and interest income earned on short-term investments). The Company's policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company's interest rate market risk at December 31, 2021 (in millions):

Variable rate debt
Carrying value of variable rate debt at December 31	$13,003
Impact of 100 basis point increase on projected interest expense for the following year	98
Fixed rate debt
Carrying value of fixed rate debt at December 31	20,360
Fair value of fixed rate debt at December 31	21,514
Impact of 100 basis point increase in market rates on fair value	(657)
LIBOR is being phased out starting on January 1, 2022 for the one-week and two-month USD LIBOR settings and starting on July 1, 2023 for the remaining USD LIBOR settings. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest rates and related interest expense. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity Matters, of this report for more information on interest expense. Risks and uncertainties related to the LIBOR phase out are further described in Part I, Item 1A. Risk Factors— "The proposed phase out of the London interbank offer rate could have a material adverse effect on us."
A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2021 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company's interest income of approximately $178 million during 2022.
Commodity Price Risk (Aircraft Fuel). The price of aircraft fuel can significantly affect the Company's operations, results of operations, financial position and liquidity.
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The Company's current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. A one-dollar change in the price of a barrel of aircraft fuel would change the Company's annual fuel expense by approximately $102 million, assuming flying levels similar to 2019.
Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company's results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company's more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. The Company's current strategy is to not enter into transactions to hedge its foreign currency exposure, although the Company regularly reviews its policy based on market conditions and other factors.
The result of a uniform 1% strengthening in the value of the U.S. dollar from December 31, 2021 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $14 million for the year ending December 31, 2022. This sensitivity analysis was prepared based upon projected 2022 foreign currency-denominated revenues and expenses as of December 31, 2021.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Airlines Holdings, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022, expressed an unqualified opinion thereon.

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

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the matter
At December 31, 2021, the carrying value of the Company's China route authorities indefinite-lived intangible assets (the China intangible assets) was $1.02 billion. As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

Auditing management's annual China intangible assets impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the assets. The fair value estimate was sensitive to significant assumptions such as revenue growth rate, operating margin and the discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

How we addressed the matter in our audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of the China intangible assets used in the annual impairment test. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including revenue growth rate, operating margin and the discount rate.

To test the estimated fair value of the Company's China intangible assets, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model. We compared significant assumptions to current industry, market and economic trends, and to the Company's historical results. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the China intangible assets that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's valuation methodology and discount rate.

Deferred Tax Assets—Valuation Allowance

Description of the matter
As more fully described in Note 6 to the consolidated financial statements, at December 31, 2021, the Company had deferred tax assets of $7.5 billion. In addition, the Company had deferred tax liabilities available to offset deferred tax assets of $6.2 billion. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management's judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management's assessment of the realizability of its deferred tax assets involved complex auditor judgment because management's judgement involves significant assumptions about the ability to generate future taxable income that may be affected by future market or economic conditions.

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
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of United Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder's equity, for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the matter
At December 31, 2021, the carrying value of the Company's China route authorities indefinite-lived intangible assets (the China intangible assets) was $1.02 billion. As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

Auditing management's annual China intangible assets impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the assets. The fair value estimate was sensitive to significant assumptions such as revenue growth rate, operating margin and the discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

How we addressed the matter in our audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of the China intangible assets used in the annual impairment test. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including revenue growth rate, operating margin and the discount rate.

To test the estimated fair value of the Company's China intangible assets, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model. We compared significant assumptions to current industry, market and economic trends, and to the Company's historical results. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the China intangible assets that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's valuation methodology and discount rate.

Deferred Tax Assets - Valuation Allowance

Description of the matter
As more fully described in Note 6 to the consolidated financial statements, at December 31, 2021, the Company had deferred tax assets of $7.5 billion. In addition, the Company had deferred tax liabilities available to offset deferred tax assets of $6.2 billion. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management's assessment of the realizability of its deferred tax assets involved complex auditor judgment because management's judgement involves significant assumptions about the ability to generate future taxable income that may be affected by future market or economic conditions.

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

Chicago, Illinois
February 18, 2022

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Operating revenue:
Passenger revenue	$20,197	$11,805	$39,625
Cargo	2,349	1,648	1,179
Other operating revenue	2,088	1,902	2,455
Total operating revenue	24,634	15,355	43,259
Operating expense:
Salaries and related costs	9,566	9,522	12,071
Aircraft fuel	5,755	3,153	8,953
Depreciation and amortization	2,485	2,488	2,288
Landing fees and other rent	2,416	2,127	2,543
Regional capacity purchase	2,147	2,039	2,849
Aircraft maintenance materials and outside repairs	1,316	858	1,794
Distribution expenses	677	459	1,651
Aircraft rent	228	198	288
Special charges (credits)	(3,367)	(2,616)	246
Other operating expenses	4,433	3,486	6,275
Total operating expense	25,656	21,714	38,958
Operating income (loss)	(1,022)	(6,359)	4,301

Nonoperating income (expense):
Interest expense	(1,657)	(1,063)	(731)
Interest capitalized	80	71	85
Interest income	36	50	133
Unrealized gains (losses) on investments, net	(34)	(194)	153
Miscellaneous, net	40	(1,327)	(27)
Total nonoperating expense, net	(1,535)	(2,463)	(387)
Income (loss) before income taxes	(2,557)	(8,822)	3,914
Income tax expense (benefit)	(593)	(1,753)	905
Net income (loss)	$(1,964)	$(7,069)	$3,009
Earnings (loss) per share, basic	$(6.10)	$(25.30)	$11.63
Earnings (loss) per share, diluted	$(6.10)	$(25.30)	$11.58

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$(1,964)	$(7,069)	$3,009

Other comprehensive income (loss), net of tax:
Employee benefit plans	199	(421)	80
Investments and other	(2)	—	5
Total other comprehensive income (loss), net of tax	197	(421)	85
Total comprehensive income (loss), net	$(1,767)	$(7,490)	$3,094

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$18,283	$11,269
Short-term investments	123	414
Restricted cash	37	255
Receivables, less allowance for credit losses (2021—$28; 2020—$78)	1,663	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021—$546; 2020—$478)	983	932
Prepaid expenses and other	745	635
Total current assets	21,834	14,800
Operating property and equipment:
Flight equipment	39,584	38,218
Other property and equipment	8,764	8,511
Purchase deposits for flight equipment	2,215	1,166
Total operating property and equipment	50,563	47,895
Less—Accumulated depreciation and amortization	(18,489)	(16,429)
Total operating property and equipment, net	32,074	31,466

Operating lease right-of-use assets	4,645	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021—$1,544; 2020—$1,495)	2,803	2,838
Restricted cash	213	218
Deferred income taxes	659	131
Notes receivable, less allowance for credit losses (2021—$622; 2020—$522)	76	31
Investments in affiliates and other, net	1,344	1,000
Total other assets	9,622	8,745
Total assets	$68,175	$59,548

(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2021	2020
Current liabilities:
Accounts payable	$2,562	$1,595
Accrued salaries and benefits	2,121	1,960
Advance ticket sales	6,354	4,833
Frequent flyer deferred revenue	2,239	908
Current maturities of long-term debt	3,002	1,911
Current maturities of other financial liabilities	834	18
Current maturities of operating leases	556	612
Current maturities of finance leases	76	182
Other	560	706
Total current liabilities	18,304	12,725

Long-term debt	30,361	24,836
Long-term obligations under operating leases	5,152	4,986
Long-term obligations under finance leases	219	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,043	5,067
Pension liability	1,920	2,460
Postretirement benefit liability	1,000	994
Other financial liabilities	863	1,140
Other	1,284	1,156
Total other liabilities and deferred credits	9,110	10,817
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 323,810,825 and 311,845,232 shares at December 31, 2021 and 2020, respectively	4	4
Additional capital invested	9,156	8,366
Stock held in treasury, at cost	(3,814)	(3,897)
Retained earnings	625	2,626
Accumulated other comprehensive loss	(942)	(1,139)
Total stockholders' equity	5,029	5,960
Total liabilities and stockholders' equity	$68,175	$59,548

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income (loss)	$(1,964)	$(7,069)	$3,009
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	(583)	(1,741)	882
Depreciation and amortization	2,485	2,488	2,288
Operating and non-operating special charges, non-cash portion	32	1,448	175
Unrealized (gains) losses on investments	34	194	(153)
Other operating activities	393	320	185
Changes in operating assets and liabilities -
(Increase) decrease in receivables	(448)	135	44
(Increase) decrease in other assets	(292)	484	(252)
Increase in advance ticket sales	1,521	14	438
Increase in frequent flyer deferred revenue	307	699	271
Increase (decrease) in accounts payable	985	(1,079)	324
Decrease in other liabilities	(403)	(26)	(302)
Net cash provided by (used in) operating activities	2,067	(4,133)	6,909
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,107)	(1,727)	(4,528)
Purchases of short-term and other investments	(68)	(552)	(2,933)
Proceeds from sale of short-term and other investments	397	2,319	2,996
Proceeds from sale of property and equipment	107	6	49
Loans made to others	—	—	(174)
Other, net	(1)	4	30
Net cash provided by (used in) investing activities	(1,672)	50	(4,560)
Financing Activities:
Repurchases of common stock	—	(353)	(1,645)
Proceeds from issuance of debt, net of discounts and fees	11,096	15,676	1,786
Proceeds from equity issuance	532	2,103	—
Payments of long-term debt, finance leases and other financing liabilities	(5,205)	(4,449)	(1,391)
Other, net	(27)	(20)	(30)
Net cash provided by (used in) financing activities	6,396	12,957	(1,280)
Net increase in cash, cash equivalents and restricted cash	6,791	8,874	1,069
Cash, cash equivalents and restricted cash at beginning of year	11,742	2,868	1,799
Cash, cash equivalents and restricted cash at end of year	$18,533	$11,742	$2,868

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$814	$1,968	$515
Right-of-use assets acquired through operating leases	771	198	498
Equity interest in Avianca Group International Limited ("AVG") received in consideration for a loan	164	—	—
Notes receivable and warrants received for entering into aircraft and other ancillary business agreements	131	—	—
Lease modifications and lease conversions	123	527	(2)

Cash Paid (Refunded) During the Period for:
Interest	$1,424	$874	$648
Income taxes	—	(29)	29

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	269.9	$3	$6,120	$(1,993)	$6,715	$(803)	$10,042
Net income	—	—	—	—	3,009	—	3,009
Other comprehensive income	—	—	—	—	—	85	85
Stock-settled share-based compensation	—	—	66	—	—	—	66
Repurchases of common stock	(19.2)	—	—	(1,641)	—	—	(1,641)
Stock issued for share-based awards, net of shares withheld for tax	0.5	—	(57)	35	(8)	—	(30)
Balance at December 31, 2019	251.2	3	6,129	(3,599)	9,716	(718)	11,531
Net loss	—	—	—	—	(7,069)	—	(7,069)
Other comprehensive loss	—	—	—	—	—	(421)	(421)
Stock-settled share-based compensation	—	—	97	—	—	—	97
Issuance of common stock	64.6	1	2,102	—	—	—	2,103
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Stock issued for share-based awards, net of shares withheld for tax	0.4	—	(59)	44	(4)	—	(19)
Warrants issued	—	—	97	—	—	—	97
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at December 31, 2020	311.8	4	8,366	(3,897)	2,626	(1,139)	5,960
Net loss	—	—	—	—	(1,964)	—	(1,964)
Other comprehensive income	—	—	—	—	—	197	197
Stock-settled share-based compensation	—	—	232	—	—	—	232
Warrants issued	—	—	99	—	—	—	99
Issuance of common stock	11.0	—	532	—	—	—	532
Stock issued for share-based awards, net of shares withheld for tax	1.0	—	(73)	83	(37)	—	(27)
Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating revenue:
Passenger revenue	$20,197	$11,805	$39,625
Cargo	2,349	1,648	1,179
Other operating revenue	2,088	1,902	2,455
Total operating revenue	24,634	15,355	43,259
Operating expense:
Salaries and related costs	9,566	9,522	12,071
Aircraft fuel	5,755	3,153	8,953
Depreciation and amortization	2,485	2,488	2,288
Landing fees and other rent	2,416	2,127	2,543
Regional capacity purchase	2,147	2,039	2,849
Aircraft maintenance materials and outside repairs	1,316	858	1,794
Distribution expenses	677	459	1,651
Aircraft rent	228	198	288
Special charges (credits)	(3,367)	(2,616)	246
Other operating expenses	4,431	3,484	6,273
Total operating expense	25,654	21,712	38,956
Operating income (loss)	(1,020)	(6,357)	4,303

Nonoperating income (expense):
Interest expense	(1,657)	(1,063)	(731)
Interest capitalized	80	71	85
Interest income	36	50	133
Unrealized gains (losses) on investments, net	(34)	(194)	153
Miscellaneous, net	40	(1,327)	(27)
Total nonoperating expense, net	(1,535)	(2,463)	(387)
Income (loss) before income taxes	(2,555)	(8,820)	3,916
Income tax expense (benefit)	(593)	(1,753)	905
Net income (loss)	$(1,962)	$(7,067)	$3,011
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$(1,962)	$(7,067)	$3,011

Other comprehensive income (loss), net of tax:
Employee benefit plans	199	(421)	80
Investments and other	(2)	—	5
Total other comprehensive income (loss), net of tax	197	(421)	85
Total comprehensive income (loss), net	$(1,765)	$(7,488)	$3,096

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$18,283	$11,269
Short-term investments	123	414
Restricted cash	37	255
Receivables, less allowance for credit losses (2021—$28; 2020—$78)	1,663	1,295
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2021—$546; 2020—$478)	983	932
Prepaid expenses and other	745	635
Total current assets	21,834	14,800
Operating property and equipment:
Flight equipment	39,584	38,218
Other property and equipment	8,764	8,511
Purchase deposits for flight equipment	2,215	1,166
Total operating property and equipment	50,563	47,895
Less—Accumulated depreciation and amortization	(18,489)	(16,429)
Total operating property and equipment, net	32,074	31,466

Operating lease right-of-use assets	4,645	4,537

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2021—$1,544; 2020—$1,495)	2,803	2,838
Restricted cash	213	218
Deferred income taxes	631	103
Notes receivable, less allowance for credit losses (2021—$622; 2020—$522)	76	31
Investments in affiliates and other, net	1,344	1,000
Total other assets	9,594	8,717
Total assets	$68,147	$59,520

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2021	2020
Current liabilities:
Accounts payable	$2,562	$1,595
Accrued salaries and benefits	2,121	1,960
Advance ticket sales	6,354	4,833
Frequent flyer deferred revenue	2,239	908
Current maturities of long-term debt	3,002	1,911
Current maturities of other financial liabilities	834	18
Current maturities of operating leases	556	612
Current maturities of finance leases	76	182
Other	563	710
Total current liabilities	18,307	12,729

Long-term debt	30,361	24,836
Long-term obligations under operating leases	5,152	4,986
Long-term obligations under finance leases	219	224

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,043	5,067
Pension liability	1,920	2,460
Postretirement benefit liability	1,000	994
Other financial liabilities	863	1,140
Other	1,284	1,156
Total other liabilities and deferred credits	9,110	10,817
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2021 and 2020	—	—
Additional capital invested	317	85
Retained earnings	2,977	4,939
Accumulated other comprehensive loss	(942)	(1,139)
Payable to parent	2,646	2,043
Total stockholder's equity	4,998	5,928
Total liabilities and stockholder's equity	$68,147	$59,520

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income (loss)	$(1,962)	$(7,067)	$3,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	(583)	(1,741)	882
Depreciation and amortization	2,485	2,488	2,288
Operating and non-operating special charges, non-cash portion	32	1,448	175
Unrealized (gains) losses on investments	34	194	(153)
Other operating activities	393	320	186
Changes in operating assets and liabilities -
Increase (decrease) in receivables	(448)	135	44
Increase in intercompany receivables	(28)	(14)	(33)
(Increase) decrease in other assets	(293)	484	(252)
Increase in advance ticket sales	1,521	14	438
Increase in frequent flyer deferred revenue	307	699	271
Increase (decrease) in accounts payable	985	(1,079)	324
Decrease in other liabilities	(403)	(26)	(302)
Net cash provided by (used in) operating activities	2,040	(4,145)	6,879
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,107)	(1,727)	(4,528)
Purchases of short-term and other investments	(68)	(552)	(2,933)
Proceeds from sale of short-term and other investments	397	2,319	2,996
Proceeds from sale of property and equipment	107	6	49
Loans made to others	—	—	(174)
Other, net	(1)	4	30
Net cash provided by (used in) investing activities	(1,672)	50	(4,560)
Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	11,096	15,676	1,786
Payments of long-term debt, finance leases and other financing liabilities	(5,205)	(4,449)	(1,391)
Proceeds from issuance of parent company stock	532	2,103	—
Dividend to UAL	—	(353)	(1,645)
Other, net	—	(2)	—
Net cash provided by (used in) financing activities	6,423	12,975	(1,250)
Net increase in cash, cash equivalents and restricted cash	6,791	8,880	1,069
Cash, cash equivalents and restricted cash at beginning of year	11,742	2,862	1,793
Cash, cash equivalents and restricted cash at end of year	$18,533	$11,742	$2,862

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$814	$1,968	$515
Right-of-use assets acquired through operating leases	771	198	498
Equity interest in AVG received in consideration for a loan	164	—	—
Notes receivable and warrants received for entering into aircraft and other ancillary business agreements	131	—	—
Lease modifications and lease conversions	123	527	(2)

Cash Paid (Refunded) During the Period for:
Interest	$1,424	$874	$648
Income taxes	—	(29)	29

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2018	$598	$10,319	$(803)	$(110)	$10,004
Net income	—	3,011	—	—	3,011
Other comprehensive income	—	—	85	—	85
Dividend to UAL	(664)	(977)	—	—	(1,641)
Stock-settled share-based compensation	66	—	—	—	66
Other	—	—	—	(33)	(33)
Balance at December 31, 2019	—	12,353	(718)	(143)	11,492
Net loss	—	(7,067)	—	—	(7,067)
Other comprehensive loss	—	—	(421)	—	(421)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock-settled share-based compensation	97	—	—	—	97
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Impact of UAL common stock issuance	—	—	—	2,103	2,103
Other	—	—	—	83	83
Balance at December 31, 2020	85	4,939	(1,139)	2,043	5,928
Net loss	—	(1,962)	—	—	(1,962)
Other comprehensive loss	—	—	197	—	197
Stock-settled share-based compensation	232	—	—	—	232
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	71	71
Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998

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
(b)Revenue Recognition—Passenger revenue is recognized when transportation is provided and Cargo revenue is recognized when shipments arrive at their destination. Other operating revenue is recognized as the related performance obligations are satisfied.
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
Advance Ticket Sales. Advance ticket sales represent the Company's liability to provide air transportation in the future. All tickets sold at any given point of time have travel dates extending up to 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. ETCs are valid up to two years from the date of issuance; however, all ETCs due to expire prior to December 31, 2022 have been extended until December 31, 2022. FFCs are valid for 12 months from the original ticket date; however, all FFCs issued on or before

December 31, 2021 have been extended to be valid until December 31, 2022. As of December 31, 2021, the Company's Advance ticket sales liability included $3.2 billion related to ETCs and FFCs.
The Company estimates the value of Advance ticket sales that will expire unused ("breakage") and recognizes revenue at the scheduled flight date. To determine breakage, the Company uses its historical experience with expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Given the uncertainty of travel demand caused by COVID-19, a significant portion of the ETCs and FFCs may expire unused in future periods and get recognized as revenue from breakage. The Company will update its breakage estimates as future information is received. Changes in estimates of breakage are recognized prospectively in proportion to the remaining usage of the related tickets.
In the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $1.8 billion, $3.0 billion and $3.4 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
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
The Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

	2021	2020	2019
Domestic (U.S. and Canada)	$16,845	$9,911	$26,960
Atlantic	3,414	2,226	7,387
Pacific	1,507	1,706	5,132
Latin America	2,868	1,512	3,780
Total	$24,634	$15,355	$43,259
The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company's operations involve an insignificant level of revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue-producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $2.2 billion, $1.3 billion and $3.6 billion of ancillary fees within passenger revenue in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Estimate of Miles Not Expected to be Redeemed ("Breakage"). The Company's breakage model is based on the assumption that the likelihood that an account will redeem its miles can be estimated based on a consideration of the account's historical behavior. The Company uses a logit regression model to estimate the probability that an account will redeem its current miles balance. The Company reviews its breakage estimates annually based upon the latest available information. The Company's estimate of the expected breakage of miles requires management judgment and current and future changes to breakage assumptions, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program. For the portion of the outstanding miles that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining miles are redeemed.
Co-Brand Agreement. United has a contract (the "Co-Brand Agreement") to sell MileagePlus miles to its co-branded credit card partner JPMorgan Chase Bank USA, N.A. ("Chase"). Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:
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
We account for all the payments received under the Co-Brand Agreement by allocating them to the separately identifiable performance obligations. The fair value of the separately identifiable performance obligations is determined using management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the components to be delivered. We also evaluate volumes on an annual basis, which may result in a change in the allocation of the estimated consideration from the Co-Brand Agreement on a prospective basis.

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

	Twelve Months Ended December 31,
	2021	2020
Total Frequent flyer deferred revenue - beginning balance	$5,975	$5,276
Total miles awarded	1,545	1,336
Travel miles redeemed (Passenger revenue)	(1,171)	(568)
Non-travel miles redeemed (Other operating revenue)	(67)	(69)
Total Frequent flyer deferred revenue - ending balance	$6,282	$5,975
In the years ended December 31, 2021, 2020 and 2019, the Company recognized, in Other operating revenue, $1.8 billion, $1.7 billion and $2.0 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Co-Brand Agreement. The portion related to the MileagePlus miles awarded of the total amounts received is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months.
(e)Cash and Cash Equivalents and Restricted Cash—Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company or payment to an outside party.
Restricted cash-current—The December 31, 2021 balance includes amounts to be used for the payment of fees, principal and interest on the $6.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC ("MPH"), a direct wholly-owned subsidiary of United.
Restricted cash-non-current—The December 31, 2021 balance primarily includes collateral associated with the MileagePlus Financing, collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows (in millions):

	UAL			United
	At December 31,			At December 31,
	2021	2020	2019	2021	2020	2019
Current assets:
Cash and cash equivalents	$18,283	$11,269	$2,762	$18,283	$11,269	$2,756
Restricted cash	37	255	—	37	255	—
Other assets:
Restricted cash	213	218	106	213	218	106
Total cash, cash equivalents and restricted cash shown in the statement of consolidated cash flows	$18,533	$11,742	$2,868	$18,533	$11,742	$2,862
(f)Investments—Debt investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of these investments are reflected in Miscellaneous, net in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss). Equity investments are accounted for under the equity method if we are able to exercise significant influence over an investee. Equity investments for which we do not have significant influence are recorded at fair value or at cost, if fair value is not readily determinable, with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Changes in fair value are recorded in Unrealized gains (losses) on investments, net in the consolidated statements of operations. See Note 9 of this report for additional information related to investments.
(g)Accounts Receivable—Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo customers. We provide an allowance for credit losses expected to be incurred. We base our allowance on various factors including, but not limited to, aging, payment history, write-offs, macro-economic indicators and other credit monitoring indicators. Credit loss expense and write-offs related to trade receivables were not material for the years ended December 31, 2021 and 2020.
(h)Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost.
(i)Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under finance leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. We periodically receive credits in connection with the acquisition of aircraft and engines including those related to contractual damages related to delays in delivery. These credits are deferred until the aircraft and engines are delivered and then applied as a reduction to the cost of the related equipment.
Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably certain at key airports, or the estimated useful life of the related asset, whichever is less. Properties under finance leases are amortized using the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated useful lives, whichever is shorter. Amortization of finance lease assets is included in depreciation and amortization expense. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft, spare engines and related rotable parts	25 to 30
Aircraft seats	10 to 15
Buildings	25 to 45
Other property and equipment	3 to 15
Computer software	5 to 15
Building improvements	1 to 40
As of December 31, 2021 and 2020, the Company had a carrying value of computer software of $499 million and $548 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company's amortization expense related to computer software was $182 million, $172 million and $135 million, respectively. Aircraft, spare engines and related rotable parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.
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

The Company recorded impairment charges related to certain of its aircraft, related engines and spare parts of $97 million, $94 million, and $81 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 14 of this report for additional information related to impairments.
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
In 2021, the Company evaluated its intangible assets for possible impairments. For certain of its intangible assets, including the Company's China routes and alliances, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will continue to recover throughout 2022 and beyond. These assumptions are inherently uncertain as they relate to future events and circumstances. See Note 14 of this report for additional information related to impairments.
The following table presents information about the Company's goodwill and other intangible assets at December 31 (in millions):

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$4,527		$4,527

Indefinite-lived intangible assets
Route authorities	$1,020		$1,020
Airport slots	574		560
Tradenames and logos	593		593
Alliances	404		404
Total	$2,591		$2,577

Finite-lived intangible assets
Frequent flyer database	$1,177	$1,008	$1,177	$971
Hubs	145	118	145	111
Contracts	120	120	120	116
Other	314	298	314	297
Total	$1,756	$1,544	$1,756	$1,495
Amortization expense in 2021, 2020 and 2019 was $49 million, $55 million and $60 million, respectively. Projected amortization expense in 2022, 2023, 2024, 2025 and 2026 is $40 million, $37 million, $32 million, $28 million and $18 million, respectively.
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
(o)Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $99 million, $87 million and $212 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(p)Third-Party Business—The Company has third-party business revenue that includes ground handling, maintenance services, flight academy and frequent flyer award non-travel redemptions. Third-party business revenue is recorded in Other operating revenue. Expenses associated with these third-party business activities are recorded in Other operating expenses, except for non-travel mileage redemption. Non-travel mileage redemption expenses are recorded to Other operating revenue.
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
NOTE 2 - COMMON STOCKHOLDERS' EQUITY AND PREFERRED SECURITIES
On April 24, 2020, UAL's Board of Directors terminated its share repurchase program. Under the agreements entered into pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the Company and its business are subject to certain restrictions, including restrictions on the ability to repurchase UAL's equity securities through September 30, 2022.
During 2021, UAL entered into two Payroll Support Program Extension Agreements (collectively, the "PSP2 and PSP3 Agreements") with U.S. Treasury Department ("Treasury") pursuant to which UAL issued to Treasury warrants to purchase up to approximately 3.5 million shares of UAL common stock (collectively, the "PSP2 and PSP3 Warrants"). The fair value of the PSP2 and PSP3 Warrants was calculated using a Black-Scholes options pricing model, and approximately $99 million was recorded within stockholders' equity with an offset to the CARES Act grant credit. The PSP2 and PSP3 Warrants are exercisable either through net share settlement in cash or in shares of UAL common stock, at UAL's option. The PSP2 and PSP3 Warrants contain customary anti-dilution provisions and registration rights and are freely transferable. Pursuant to the terms of the PSP2 and PSP3 Warrants, warrant holders do not have any voting rights. As of December 31, 2021, the Company had the following warrants outstanding:

Warrant Description	Number of Shares of UAL Common Stock (in millions)	Exercise Price	Expiration Dates
PSP1 Warrants (a)	4.8	$31.50	4/20/2025	—	9/30/2025
CARES Act Loan Warrants (b)	1.7	31.50	9/28/2025
PSP2 Warrants	2.0	43.26	1/15/2026	—	4/29/2026
PSP3 Warrants	1.5	53.92	4/29/2026	—	6/10/2026
Total	10.0
(a)Warrants issued in fiscal year 2020 in connection with the $1.5 billion 10-year senior unsecured promissory note with Treasury provided under the Payroll Support Program of the CARES Act ("PSP1 Note").
(b)Warrants issued in fiscal year 2020 in connection with the $520 million Loan and Guarantee Agreement, dated as of September 28, 2020, among United, UAL, Treasury and the Bank of New York Mellon, as administrative agent, as amended (the "CARES Act Loan"), which was entered into pursuant to the loan program established pursuant to the CARES Act.

In 2020, UAL entered into an underwriting agreement with Morgan Stanley & Co. LLC and Barclays Capital Inc. relating to the issuance and sale by UAL of approximately 43 million shares of its common stock at a price to the public of $26.50 per share, resulting in total proceeds of approximately $1.1 billion. On June 15, 2020, UAL entered into an equity distribution agreement relating to the issuance and sale from time to time by UAL (the "2020 ATM Offering") of up to 28 million shares of UAL common stock. During 2020, approximately 21 million shares were sold in the 2020 ATM Offering at an average price of $46.70 per share, with net proceeds to the Company totaling approximately $989 million. In 2021, the Company sold the remaining authorized amount of approximately 7 million shares at an average price of $42.98 per share, with net proceeds to the Company of approximately $282 million.
On March 3, 2021, the Company entered into an equity distribution agreement (the "Distribution Agreement") with several financial institutions (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "2021 ATM Offering"), through the Managers, of up to 37 million shares of UAL common stock (the "2021 ATM Shares"). Sales of the 2021 ATM Shares under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Distribution Agreement, UAL may also sell the 2021 ATM Shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells the 2021 ATM Shares to a Manager as principal, UAL will enter into a separate terms agreement with such Manager. During 2021, approximately 4 million shares were sold in the 2021 ATM Offering at an average price of $57.50 per share, with net proceeds to the Company totaling approximately $250 million.
At December 31, 2021, approximately 6 million shares of UAL's common stock were reserved for future issuance related to the issuance of equity-based awards under the Company's incentive compensation plans.
As of December 31, 2021, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL's amended and restated certificate of incorporation.
NOTE 3 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2021	2020	2019
Earnings (loss) available to common stockholders	$(1,964)	$(7,069)	$3,009

Basic weighted-average shares outstanding	321.9	279.4	258.8
Dilutive effect of employee stock awards	—	—	1.1
Diluted weighted-average shares outstanding	321.9	279.4	259.9

Earnings (loss) per share, basic	$(6.10)	$(25.30)	$11.63
Earnings (loss) per share, diluted	$(6.10)	$(25.30)	$11.58

Potentially dilutive securities (a)
Stock warrants	0.9	—	—
Employee stock awards	0.7	1.0	0.1
(a) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.
NOTE 4 - SHARE-BASED COMPENSATION PLANS
UAL maintains share-based compensation plans for our management employees and our non-employee directors. During 2021, UAL's Board of Directors and stockholders approved the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (the "2021 Plan"). The 2021 Plan is an incentive compensation plan that allows the Company to use different forms of equity incentives to attract, retain and reward officers and employees. Under the 2021 Plan, the Company may grant: nonqualified stock options; incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986); stock appreciation rights ("SARs"); restricted stock ("RSAs"); RSUs; performance units; cash incentive awards and other equity-based and equity-related awards. An award (other than an option, SAR or cash incentive award) may provide the holder with dividends or dividend equivalents. The 2021 Plan replaces the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (the "2017 Plan"). Any awards granted under the 2017 Plan prior to the approval of the 2021 Plan remain in effect pursuant to their terms. The number of shares of UAL common stock that remained available for issuance under the 2017 Plan as of the effective date of the 2021 Plan are now available for issuance under the 2021 Plan.
All awards are recorded as either equity or a liability in the Company's consolidated balance sheets. The share-based compensation expense is recorded in salaries and related costs.
During 2021, UAL granted share-based compensation awards pursuant to both the 2017 Plan and the 2021 Plan. These share-based compensation awards included approximately 3 million RSUs consisting of approximately 1 million time-vested RSUs and approximately 2 million performance-based RSUs. A majority of the time-vested RSUs vest equally in 25% increments every 6 months over a two-year period from the date of grant. The short-term performance-based RSUs vest upon the achievement of established goals based on financial and customer satisfaction metrics for the performance period January 1, 2021 to December 31, 2021. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The following table provides information related to UAL's share-based compensation plan cost for the years ended December 31 (in millions):

	2021	2020	2019
Compensation cost:
RSUs	$236	$106	$98
Stock options	2	2	1
RSAs	—	—	1
Total	$238	$108	$100
The table below summarizes UAL's unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2021 (in millions, except as noted):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$60	0.7
Stock options	6	3.9
Total	$66
RSUs. As of December 31, 2021, UAL had recorded a liability of approximately $7 million related to its cash-settled RSUs. UAL paid approximately $29 million, $26 million and $41 million related to its cash-settled RSUs during 2021, 2020 and 2019, respectively.
The table below summarizes UAL's RSU activity for the years ended December 31 (shares in millions):

	Liability Awards	Equity Awards
	RSUs	RSUs	Weighted- Average Grant Price
Outstanding at December 31, 2018	1.9	1.8	$66.29
Granted	0.1	1.1	86.72
Vested	(0.5)	(0.8)	64.85
Forfeited	(0.9)	(0.1)	76.48
Outstanding at December 31, 2019	0.6	2.0	78.03
Granted	0.1	2.4	40.80
Vested	(0.3)	(0.8)	74.54
Forfeited	—	(0.4)	54.21
Outstanding at December 31, 2020	0.4	3.2	53.41
Granted	0.4	2.9	52.18
Vested	(0.6)	(1.5)	51.35
Forfeited	—	(0.2)	46.77
Outstanding at December 31, 2021	0.2	4.4	53.63
The fair value of RSUs and RSAs that vested in 2021, 2020 and 2019 was approximately $104 million, $87 million and $99 million, respectively. The last vesting of RSAs occurred in 2019 and the Company has not granted RSAs since 2016.
Stock Options. UAL did not grant any stock option awards during either 2020 or 2021. In 2019, UAL granted an award of approximately 307,000 premium-priced stock options with an exercise price that was 25% higher than the closing price of UAL's common stock on the date of grant, representing an exercise price of $110.21. Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.
As of December 31, 2021, there were approximately 0.7 million outstanding stock option awards, 0.3 million of which were exercisable, with weighted-average exercise prices of $82.12 and $59.05, respectively, weighted-average remaining contractual lives (in years) of 5.3 and 2.9, respectively, and intrinsic values of zero as all of the strike prices exceeded the closing stock price on that date.

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The tables below present the components of the Company's AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2018	$(663)		$(4)	$(136)	$(803)
Change in value	105		7	(24)	88
Amounts reclassified to earnings	(2)	(b)	(1)	—	(3)
Balance at December 31, 2019	(560)		2	(160)	(718)
Change in value	(993)		—	221	(772)
Amounts reclassified to earnings	451	(b)	—	(100)	351
Balance at December 31, 2020	(1,102)		2	(39)	(1,139)
Change in value	239		(2)	(53)	184
Amounts reclassified to earnings	16	(b)	—	(3)	13
Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
(a)Relates primarily to pension and other postretirement benefit liabilities and includes approximately $285 million of deferred income tax expense that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(b)This AOCI component is included in the computation of net periodic pension and other postretirement costs. See Note 7 of this report for additional information on pensions and other postretirement liabilities.

NOTE 6 - INCOME TAXES
The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components (in millions):

UAL and United	2021	2020	2019
Income tax provision (benefit) at statutory rate	$(537)	$(1,852)	$822
State income tax provision (benefit), net of federal income tax benefit	(34)	(110)	50
Foreign tax rate differential	—	—	(90)
Global intangible low-taxed income	—	—	90
Nondeductible employee meals	7	5	12
Valuation allowance	(38)	197	(4)
Other, net	9	7	25
	$(593)	$(1,753)	$905

Current	$(10)	$(12)	$23
Deferred	(583)	(1,741)	882
	$(593)	$(1,753)	$905
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows (in millions):

	UAL		United
	2021	2020	2021	2020
Deferred income tax asset (liability):
Federal and state net operating loss ("NOL") carryforwards	$2,229	$2,476	$2,201	$2,448
Deferred revenue	2,349	1,409	2,349	1,409
Employee benefits, including pension, postretirement and medical	986	1,103	986	1,103
Operating lease liabilities	1,272	1,247	1,272	1,247
Other financing liabilities	327	260	327	260
Other	535	362	535	362
Less: Valuation allowance	(210)	(247)	(210)	(247)
Total deferred tax assets	$7,488	$6,610	$7,460	$6,582

Depreciation	$(5,122)	$(4,789)	$(5,122)	$(4,789)
Operating lease right-of-use asset	(1,051)	(1,028)	(1,051)	(1,028)
Intangibles	(656)	(662)	(656)	(662)
Total deferred tax liabilities	$(6,829)	$(6,479)	$(6,829)	$(6,479)
Net deferred tax asset	$659	$131	$631	$103
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
The Company's federal and state NOL and tax credit carryforwards relate to current and prior years' NOLs and credits, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $9.9 billion ($2.1 billion tax effected) for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $0.5 in 2028, $0.4 in 2029, $0.2 in 2032 and $0.4 in 2033. The remaining $8.4 billion of NOLs has no expiration date. State pre-tax NOLs of $3.3 billion ($0.2 billion tax effected) expire over a five to twenty year period. Federal tax credits of $40 million will expire over a one-to-eighteen-year period and state tax credits of $45 million will expire over a one-to-eleven-year period.
A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's management assesses available positive and negative evidence regarding the Company's ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In order to form a conclusion, management considers positive evidence in the form of taxable income in prior carryback years, reversing temporary differences, tax planning strategies and projections of future taxable income during the periods in which those temporary differences become deductible, as well as negative evidence such as historical losses. Although the Company incurred losses in 2021 and 2020, management determined that these results were not indicative of future results due to the impact of the COVID-19 pandemic on its operations. The Company concluded that the positive evidence outweighs the negative evidence, primarily driven by approval and distribution of COVID-19 vaccines as well as increased confidence with the timing of the recovery. One of the Company's largest deferred tax assets was its federal pre-tax NOLs which were $9.9 billion ($2.1 billion tax effected) at December 31, 2021. The majority of the NOLs do not expire and the Company expects to realize the benefits of the NOLs through the reversal of certain existing deferred tax liabilities of $6.2 billion and the remaining $1.3 billion (the income tax equivalent to approximately two years of average pre-COVID-19 pre-tax income) through projected future taxable income. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and certain state attributes that have short expiration periods. While the Company expects to generate sufficient future income to fully utilize its deferred tax assets (including NOLs), the Company may have to record a valuation allowance, which could be material, against deferred tax assets if negative evidence such as prolonged losses or reduced forecasted income outweigh positive evidence. Assumptions about future taxable income are consistent with the plans and estimates used to manage our business. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support not recording valuation allowance on these NOLs. As of December 31, 2021, the Company has recorded $183 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2021.

Additionally, the Company recorded a valuation allowance of $27 million on certain state deferred tax assets primarily due to state NOLs that have short expiration periods.
The Company's unrecognized tax benefits related to uncertain tax positions were $55 million, $57 million and $53 million at December 31, 2021, 2020 and 2019, respectively. Included in the ending balance at December 31, 2021 is $55 million that would affect the Company's effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2021, 2020 and 2019. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months. There are no material amounts included in the balance at December 31, 2021 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The Company's federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (the "IRS") and state taxing jurisdictions. The IRS concluded its audit of the 2016 and 2017 tax years with no material adjustments.
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
The Company did not have any minimum required contributions for 2021; however, during the third quarter of 2021, the Company made a voluntary contribution of $375 million to its U.S. domestic tax-qualified defined benefit pension plan covering certain U.S. non-pilot employees.
Other Postretirement Plans. United maintains postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in the plan. Benefits provided are subject to applicable contributions, co-payments, deductibles and other limits as described in the specific plan documentation.
In 2021 and 2020, the Company offered several voluntary leave programs and voluntary separation programs ("Voluntary Programs") to certain eligible employees, which in some cases included a partially-paid leave of absence with active health benefits and travel privileges. Under these Voluntary Programs, employees generally separated (or will separate) from employment with certain post-employment health benefits and travel privileges. Included in the Voluntary Programs offered during the first quarter of 2021, the Company offered special separation benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies are in the form of a one-time contribution to a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees. As a result, the Company recorded $31 million for those additional benefits in 2021.
During the second and third quarters of 2020, the Company offered certain of its eligible front-line employees special separation benefits in the form of additional years of pension service and additional subsidies for retiree medical costs (based on employee group, age and completed years of service) as a part of the Voluntary Programs. As a result, the Company recorded, in 2020, $54 million for those additional pension benefits and $201 million for those additional retiree medical benefits. Also, the Company recognized, in 2020, $430 million in settlement losses related to the defined benefit pension plan covering certain U.S. non-pilot employees.
Actuarial assumption changes are reflected as a component of the net actuarial (gain) loss during 2021 and 2020. The 2021 actuarial gains were mainly related to an increase in the discount rate applied at December 31, 2021 compared to December 31, 2020. Actuarial (gains) losses will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants.

The following tables set forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2021	Year Ended December 31, 2020
Accumulated benefit obligation:	$5,496	$5,387

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,525	$6,398
Service cost	239	216
Interest cost	184	209
Actuarial (gain) loss	(188)	1,181
Special termination benefit	—	54
Benefits paid	(263)	(1,445)
Curtailment	(12)	(105)
Other	(12)	17
Projected benefit obligation at end of year	$6,473	$6,525

Change in plan assets:
Fair value of plan assets at beginning of year	$4,069	$4,964
Actual return on plan assets	437	521
Employer contributions	387	16
Benefits paid	(263)	(1,445)
Other	(4)	13
Fair value of plan assets at end of year	$4,626	$4,069
Funded status—Net amount recognized	$(1,847)	$(2,456)

	Pension Benefits
	December 31, 2021	December 31, 2020
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$75	$8
Current liability	(2)	(4)
Noncurrent liability	(1,920)	(2,460)
Total liability	$(1,847)	$(2,456)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(1,406)	$(1,924)
Prior service cost	(1)	(3)
Total accumulated other comprehensive loss	$(1,407)	$(1,927)

	Other Postretirement Benefits
	Year Ended December 31, 2021	Year Ended December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,082	$842
Service cost	10	10
Interest cost	25	28
Plan participants' contributions	66	58
Benefits paid	(199)	(164)
Actuarial loss	114	107
Special termination benefit	31	201
Benefit obligation at end of year	$1,129	$1,082

Change in plan assets:
Fair value of plan assets at beginning of year	$51	$52
Actual return on plan assets	1	1
Employer contributions	130	104
Plan participants' contributions	66	58
Benefits paid	(199)	(164)
Fair value of plan assets at end of year	49	51
Funded status—Net amount recognized	$(1,080)	$(1,031)

	Other Postretirement Benefits
	December 31, 2021	December 31, 2020
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(80)	$(37)
Noncurrent liability	(1,000)	(994)
Total liability	$(1,080)	$(1,031)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$113	$255
Prior service credit	447	570
Total accumulated other comprehensive income	$560	$825
The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2021	2020
Projected benefit obligation	$6,231	$6,250
Accumulated benefit obligation	5,255	5,163
Fair value of plan assets	4,309	3,786

Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2021		2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$239	$10	$216	$10	$184	$10
Interest cost	184	25	209	28	226	47
Expected return on plan assets	(283)	(1)	(328)	(1)	(291)	(1)
Amortization of unrecognized actuarial (gain) loss	170	(28)	162	(40)	118	(52)
Amortization of prior service credits	—	(123)	—	(124)	—	(73)
Settlement loss - Voluntary Programs	—	—	430	—	—	—
Special termination benefit - Voluntary Programs	—	31	54	201	—	—
Curtailment	(8)	—	1	—	—	—
Other	5	—	22	—	5	—
Net periodic benefit cost (credit)	$307	$(86)	$766	$74	$242	$(69)
Service cost is recorded in Salaries and related costs on the statement of consolidated operations. All other components of net periodic benefit costs are recorded in Miscellaneous, net on the statement of consolidated operations.
The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2021	2020
Discount rate	2.90%	2.72%
Rate of compensation increase	3.83%	3.88%

Assumptions used to determine net expense
Discount rate	2.72%	3.51%
Expected return on plan assets	7.28%	7.31%
Rate of compensation increase	3.88%	3.88%
A 50 basis points decrease in the weighted average discount rate would have increased the Company's December 31, 2021 pension benefit liability by approximately $0.7 billion and increased the estimated 2021 pension benefit expense by approximately $85 million.

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2021	2020
Discount rate	2.82%	2.43%

Assumptions used to determine net expense
Discount rate	2.43%	3.35%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	5.70%	5.80%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2033)	4.50%	4.50%
A 50 basis points decrease in the weighted average discount rate would have increased the Company's December 31, 2021 postretirement benefit liability by approximately $46 million and increased the estimated 2021 benefits expense by approximately $2 million.
The Company used the Society of Actuaries' PRI-2012 Private Retirement Plans Mortality Tables projected generationally using the Society of Actuaries' MP-2021 projection scale.
The Company selected the 2021 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds at December 31, 2021 that would provide the necessary cash flows to match projected benefit payments.

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
A 50 basis points decrease in the expected long-term rate of return on plan assets would have increased estimated 2021 pension expense by approximately $20 million.
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

The following tables present information about United's pension and other postretirement plan assets at December 31 (in millions):

	2021					2020
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,754	$71	$44	$147	$1,492	$1,606	$55	$125	$96	$1,330
Fixed-income securities	1,850	—	739	15	1,096	1,644	—	548	49	1,047
Alternatives	847	—	—	216	631	669	—	—	195	474
Other investments	175	108	59	8	—	150	132	8	10	—
Total	$4,626	$179	$842	$386	$3,219	$4,069	$187	$681	$350	$2,851
Other Postretirement Benefit Plan Assets:
Deposit administration fund	$49	$—	$—	$49	$—	$51	$—	$—	$51	$—
(a) In accordance with the relevant accounting standards, certain investments that are measured at fair value using the net asset value ("NAV") per share (or its equivalent) have not been classified in the fair value hierarchy. These investments are commingled funds that invest in equity securities and fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. Redemption periods for these investments range from daily to semiannually.

Equity and Fixed-Income. Equities include investments in both developed market and emerging market equity securities. Fixed-income includes primarily U.S. and non-U.S. government fixed-income securities and non-U.S. corporate fixed-income securities, as well as securitized debt securities.
Deposit Administration Fund. This investment is a stable value investment product structured to provide investment income.
Alternatives. Alternative investments consist primarily of investments in hedge funds, real estate and private equity interests.
Other investments. Other investments consist of primarily cash, as well as insurance contracts.
The reconciliation of United's benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020 is as follows (in millions):

	2021	2020
Balance at beginning of year	$401	$409
Actual return (loss) on plan assets:
Sold during the year	2	4
Held at year end	48	13
Purchases, sales, issuances and settlements (net)	(14)	(25)
Balance at end of year	$437	$401
Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company does not expect any minimum required contributions for 2022. The Company expects to make approximately $124 million in contributions to United's postretirement plans in 2022.
The estimated future benefit payments, net of expected participant contributions, in United's pension plans and other postretirement benefit plans as of December 31, 2021 are as follows (in millions):

	Pension	Other Postretirement
2022	$546	$131
2023	321	124
2024	320	107
2025	349	98
2026	374	92
Years 2027 – 2031	2,070	365

Defined Contribution Plans. United offers several defined contribution plans to its employees. Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United's employer contribution percentages to its primary 401(k) defined contribution plans vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded expenses for its primary 401(k) defined contribution plans of $651 million, $687 million and $735 million in the years ended December 31, 2021, 2020 and 2019, respectively.
Multi-Employer Plans. United's participation in the IAM National Pension Plan ("IAM Plan") for the annual period ended December 31, 2021 is outlined in the table below. In addition to the additional required contributions described in table below, contributions in 2021 were affected by COVID-19 impacts on United's operations and consequently employee hours paid. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $494 million in employers' contributions for the year ended December 31, 2020. For 2020, the Company's contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan. The 2021 information is not available as the applicable Form 5500 is not final for the plan year.

Pension Fund	IAM National Pension Fund ("Fund")
EIN/ Pension Plan Number	51-6031295 — 002
Pension Protection Act Zone Status (2021 and 2020)
Critical (2021 and 2020). A plan is in "critical" status if the funded percentage is less than 65 percent. On April 17, 2019, the IAM National Pension Fund Board of Trustees voluntarily elected for the Fund to be in critical status effective for the plan year beginning January 1, 2019 to strengthen the Fund's financial health. The Fund's funded percentage was 85.1% as of January 1, 2020.

FIP/RP Status Pending/Implemented
A 10-year Rehabilitation Plan effective, January 1, 2022, was adopted on April 17, 2019 that requires the Company to make an additional contribution of 2.5% of the hourly contribution rate, compounded annually for the length of the Rehabilitation Plan, effective June 1, 2019.

United's Contributions	$58 million, $53 million and $59 million in the years ended December 31, 2021, 2020 and 2019, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A
Profit Sharing. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker's annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. As a result of the pre-tax losses in 2021 and 2020, no profit sharing was recorded. However, the Company recorded profit sharing and related payroll tax expense of $491 million in 2019. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.
NOTE 8 - NOTES RECEIVABLE
BRW Term Loan. In November 2018, United, as lender, entered into a Term Loan Agreement (the "BRW Term Loan Agreement") with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively. BRW Aviation Holding LLC and BRW are affiliates of Synergy Aerospace Corporation ("Synergy"), and BRW was the majority shareholder of Avianca Holdings S.A. ("AVH"). Pursuant to the BRW Term Loan Agreement, United provided to BRW a $456 million term loan (the "BRW Term Loan"), secured by a pledge of BRW's equity, as well as BRW's 516 million common shares of AVH (which were eligible to be converted into the same number of preferred shares, which could have been deposited with the depositary for AVH's American Depositary Receipts ("ADRs"), the class of AVH securities that traded on the New York Stock Exchange (the "NYSE"), in exchange for 64.5 million ADRs) (such shares and equity, collectively, the "BRW Loan Collateral"). AVH and certain of its affiliates filed voluntary reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on May 10, 2020 (the "AVH Reorganization Proceedings"). AVH successfully completed its financial restructuring process and emerged from Chapter 11 on December 1, 2021 as AVG. The common shares of AVH are in the process of being cancelled and extinguished and holders, including BRW, were not entitled to any recovery upon AVH's exit from bankruptcy. BRW is not a shareholder in the emerged entity. See Note 9 of this report for additional information on the Company's investment in AVG.
In 2020, United recorded a full credit loss allowance against the $515 million carrying value of the BRW Term Loan and related receivables. United recorded the allowance based on United's assessment of AVH's financial uncertainty due to its high level of leverage and the fact that the airline had ceased operations due to the COVID-19 pandemic. The credit loss allowance was recorded as part of Nonoperating income (expense): Miscellaneous, net on the Company's statements of consolidated operations.
Boom Note. The Company received a note receivable (the "Boom Note") from Boom Technology, Inc. ("Boom") related to a commercial agreement to add supersonic aircraft to its global fleet as well as a cooperative sustainability initiative. As of December 31, 2021, the Boom Note had a carrying value of $44 million and was recorded in Investments in affiliates and other, less allowance for credit losses on the Company's consolidated balance sheet. The initial value of the Boom Note was recorded as a deferred credit that will either be recognized into income or as a reduction to the cost of the aircraft received in future periods.

Other. The Company has $32 million of other notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers.

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

	2021				2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$18,283	$18,283	$—	$—	$11,269	$11,269	$—	$—
Restricted cash - current (Note 1)	37	37	—	—	255	255	—	—
Restricted cash - non-current (Note 1)	213	213	—	—	218	218	—	—
Short-term investments:
Corporate debt	95	—	95	—	330	—	330	—
Asset-backed securities	26	—	26	—	51	—	51	—
U.S. government and agency notes	2	—	2	—	33	—	33	—
Long-term investments:
Equity securities	229	229	—	—	241	205	—	36
Investments presented in the table above have the same fair value as their carrying value.
Short-term investments — The short-term investments ("STIs") shown in the table above are classified as available-for-sale. The STIs had maturities of less than two years as of December 31, 2021.
Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Clear Secure, Inc. and Archer Aviation Inc. ("Archer"). The Company received equity securities in exchange for assisting Archer in the development of battery-powered, short haul aircraft. The Company will account for equity securities it receives from Archer as a deferred credit that will either be recognized into income or as a reduction to the cost of the aircraft received in future periods.
Other fair value information - The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	2021					2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$33,363	$34,550	$—	$29,088	$5,462	$26,747	$27,441	$—	$21,985	$5,456
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term investments and Equity securities	Fair value is based on (a) the trading prices of the investment or similar
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

Investments in Regional Carriers. United holds investments in several regional carriers that fly or used to fly for the
Company as United Express under its CPAs. The combined carrying value of the investments was approximately $171 million as of December 31, 2021. United accounts for each investment using the equity method. Each investment and United's ownership stake are listed below.

•Champlain Enterprises, LLC ("Champlain"). United owns a 40% minority ownership stake in Champlain. Champlain does business as CommutAir. CommutAir currently operates 75 regional aircraft under a CPA that has a term through 2026.
•Republic Airways Holdings Inc. ("Republic Holdings"). United holds a 19% minority interest in Republic Holdings.
Republic Holdings is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs that have terms through 2036.
•ManaAir, LLC ("ManaAir"). United holds a 49.9% minority ownership stake in ManaAir. ManaAir is the parent company of ExpressJet Airlines LLC ("ExpressJet"). The Company terminated its CPA with ExpressJet. ExpressJet flew its last commercial flight on behalf of United, on September 30, 2020.
Other Investments. United holds other equity investments in companies with emerging technologies and sustainable solutions, such as Fulcrum BioEnergy, Inc., Boom, Alder Fuels LLC, Heart Aerospace Incorporated and ZeroAvia, Inc., which do not have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2021, the carrying value of these investments was $84 million.
AVG Investment. In consideration for the Company's agreement to convert its portion of the debtor-in-possession term loan under the terms of that certain Equity Conversion and Commitment Agreement dated September 1, 2020 (as amended from time to time) as part of the AVH Reorganization Proceedings, in December 2021 the Company received warrants to purchase equity in the reorganized AVG for a de minimus amount. The Company subsequently exercised the warrants in full and on December 29, 2021 received common stock representing 16.4% of AVG's outstanding equity, the carrying value of which was $164 million as of December 31, 2021. We account for this investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.

NOTE 10 - DEBT

(In millions)	Maturity Dates			Interest Rate(s) at December 31, 2021			At December 31,
							2021	2020

Aircraft notes (a)	2022	—	2033	0.62%	—	6.90%	$13,293	$14,538
MileagePlus Senior Secured Notes		2027			6.50%		3,800	3,800
MileagePlus Term Loan Facility (a)		2027			6.25%		3,000	3,000
2026 and 2029 Notes	2026	—	2029	4.38%	—	4.63%	4,000	—
2021 Term Loans (a)		2028			4.50%		4,963	—
Revolving Credit Facility							—	1,000
CARES Act Loan							—	520
Term Loan Facility							—	1,444
Unsecured
Notes (b)	2022	—	2025	4.25%	—	5.00%	1,041	1,050
PSP Notes (c)	2030	—	2031		1.00%		3,181	1,501
Other unsecured debt	2023	—	2029	0.00%	—	5.75%	598	448
							33,876	27,301
Less: unamortized debt discount, premiums and debt issuance costs							(513)	(554)
Less: current portion of long-term debt							(3,002)	(1,911)
Long-term debt, net							$30,361	$24,836
(a)Financing includes variable rate debt based on LIBOR (or another index rate), generally subject to a floor, plus a specified margin ranging from 0.49% to 5.25%.
(b)On January 14, 2022, the Company gave notice for the redemption of all $400 million outstanding principal amount of the 4.250% senior notes due 2022 (the "2022 Notes"), scheduled to occur on February 28, 2022. The redemption price will be calculated in accordance with the terms of the indenture governing the 2022 Notes, and will include accrued and unpaid interest on the principal amount being redeemed to such redemption date.
(c)Includes PSP1 Note, PSP2 Note and PSP3 Note.

The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at December 31, 2021 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2022	$3,002
2023	2,853
2024	3,908
2025	3,378
2026	5,134
After 2026	15,601
$33,876
2026 and 2029 Notes. On April 21, 2021, United issued, through a private offering to eligible purchasers, $4.0 billion in aggregate principal amount of two series of notes, consisting of $2.0 billion in aggregate principal amount of 4.375% senior secured notes due 2026 (the "2026 Notes") and $2.0 billion in aggregate principal amount of 4.625% senior secured notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "2026 and 2029 Notes"). The 2026 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 4.375% per annum and will mature on April 15, 2026. The 2029 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 4.625% per annum and will mature on April 15, 2029. The 2026 and 2029 Notes are guaranteed on an unsecured basis by UAL.

2021 Loan Facilities. Concurrently with the closing of the offering of the 2026 and 2029 Notes, United also entered into a new Term Loan Credit and Guaranty Agreement (the "2021 Term Loan Facility") initially providing term loans (the "2021 Term Loans") up to an aggregate amount of $5.0 billion and a new Revolving Credit and Guaranty Agreement (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "2021 Loan Facilities") initially providing revolving loan commitments of up to $1.75 billion. United borrowed the full amount of the 2021 Term Loans on April 21, 2021, which bear interest at a variable rate equal to LIBOR (but not less than 0.75% per annum) plus a margin of 3.75% per annum. The principal amount of the 2021 Term Loan Facility must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof with the balance due at maturity. Borrowings under the 2021 Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 3.00% to 3.50% per annum. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the 2021 Revolving Credit Facility. No borrowings were outstanding under the 2021 Revolving Credit Facility at December 31, 2021.
United used the net proceeds from the offering of the 2026 and 2029 Notes and borrowings under the 2021 Term Loan Facility (i) to repay in full the $1.4 billion aggregate principal amount outstanding under the term loan facility (the "2017 Term Loan Facility") included in the Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the "2017 Credit Agreement"), the $1.0 billion aggregate principal amount outstanding under the revolving credit facility (the "2017 Revolving Credit Facility") included in the 2017 Credit Agreement and the $520 million aggregate principal amount outstanding under the CARES Act Loan and, together with the 2017 Term Loan Facility and the 2017 Revolving Credit Facility, the "2017 Loan Facilities"), (ii) to pay fees and expenses relating to the offering of the 2026 and 2029 Notes and (iii) for United's general corporate purposes. As a result of such repayments, the 2017 Loan Facilities were terminated on April 21, 2021, and no further borrowings may be made thereunder.
PSP2 Note. During 2021, UAL issued an $870 million indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP2 Note") to Treasury. The PSP2 Note is guaranteed by United and will mature on January 15, 2031 (the "PSP2 Note Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP2 Note. UAL may, at its option, prepay the PSP2 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP2 Note upon the occurrence of certain change of control triggering events. The PSP2 Note does not require any amortization and is to be repaid in full on the PSP2 Note Maturity Date. Interest on the PSP2 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on March 31, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
PSP3 Note. During 2021, UAL issued an $810 million indebtedness evidenced by a 10-year senior unsecured promissory note (the "PSP3 Note") to Treasury. The PSP3 Note is guaranteed by United and will mature on April 29, 2031 (the "PSP3 Note Maturity Date"). If any subsidiary of UAL (other than United) guarantees other unsecured indebtedness of UAL with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of UAL under the PSP3 Note. UAL may, at its option, prepay the PSP3 Note, at any time, and from time to time, at par. UAL is required to prepay the PSP3 Note upon the occurrence of certain change of control triggering events. The PSP3 Note does not require any amortization and is to be repaid in full on the PSP3 Note Maturity Date. Interest on the PSP3 Note is payable semi-annually in arrears on the last business day of March and September of each year, beginning on September 30, 2021, at a rate of 1.00% in years 1 through 5, and at the Secured Overnight Financing Rate (SOFR) plus 2.00% in years 6 through 10.
Aircraft Notes. As of December 31, 2021, United had $11.2 billion principal amount of equipment notes outstanding issued under EETC financings. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by aircraft and, in certain structures, spare engines and spare parts. United is responsible for the payment obligations under the equipment notes. In certain EETC structures, proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United's consolidated balance sheet because the proceeds held by the depositary are not United's assets. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2021 are as follows (in millions, except stated interest rate):

EETC Issuance Date	Class	Face Amount	Final expected distribution date	Stated interest rate	Total proceeds received from issuance of debt and recorded as debt as of December 31, 2021
February 2021	B	$600	January 2026	4.88%	$600

Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of December 31, 2021, the Company was in compliance with its respective debt covenants. The collateral, covenants and cross default provisions of the Company's principal debt instruments that contain such provisions are summarized in the table below:

Debt Instrument	Collateral, Covenants and Cross Default Provisions
Various equipment notes and other notes payable	Secured by certain aircraft, spare engines and spare parts. The indentures contain events of default that are customary for aircraft financings, including in certain cases cross default to other related aircraft.
2021 Loan Facilities
Secured on a senior basis by security interests granted by the Company to the collateral trustee for the benefit of the lenders under the 2021 Loan Facilities, among other parties, on the following: (i) all of the Company's route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) the Company's rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport (subject to certain exclusions), and (iii) the Company's rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority.
The 2021 Loan Facilities contain negative covenants that, among other things, limit our ability under certain circumstances to create liens on the collateral, make certain dividends, conduct stock repurchases, make certain restricted investments and other restricted payments, and consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. The 2021 Loan Facilities also contain financial covenants that require the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding debt secured by such collateral (including under the 2021 Loan Facilities) of 1.6 to 1.0, tested semi-annually.
The 2021 Loan Facilities contain events of default customary for similar financings, including a cross-payment default and cross-acceleration to other material indebtedness.

2026 and 2029 Notes
The 2026 and 2029 Notes are secured on a senior basis by security interests granted by the Company to the collateral trustee for the benefit of the holders of the 2026 and 2029 Notes, among other parties, on the following: (i) all of the Company's route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) the Company's rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport (subject to certain exclusions), and (iii) the Company's rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority.
The indenture for these 2026 and 2029 Notes contains covenants that, among other things, limit our ability under certain circumstances to create liens on the Collateral, make certain dividends, stock repurchases, restricted investments and other restricted payments, and consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. The indenture also contains a financial covenant that requires UAL to pay special interest in an additional amount equal to 2.0% per year of the principal amount of the 2026 and 2029 Notes for so long as it is unable to demonstrate that it maintains a minimum ratio of appraised value of collateral to the outstanding debt secured by such collateral (including the 2026 and 2029 Notes) of 1.6 to 1.0, tested semi-annually.
The indenture contains events of default customary for similar financings, including a cross-payment default and cross-acceleration to other material indebtedness.

MileagePlus Notes	Secured by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens, including security interests in specified cash accounts that include the accounts into which MileagePlus revenues are or will be paid by the Company's marketing partners and by the Company.
CARES Act Loan
Though the CARES Act Loan was terminated and repaid in full on April 20, 2021, United and its affiliates agreed in the corresponding term loan and guarantee agreement to comply with certain surviving provisions (i) prohibiting the payment of dividends and the repurchase of certain equity until April 20, 2022, (ii) requiring compliance with certain continuation of service requirements until March 1, 2022, and (iii) restricting the payment of certain executive compensation until April 20, 2022.

PSP Notes
The PSP Notes represent senior unsecured indebtedness of UAL. The PSP Notes are guaranteed by United. If any subsidiary of UAL (other than United) becomes, or is required to become, an obligor on unsecured indebtedness of UAL or any of its subsidiaries with a principal balance in excess of a specified amount, then such subsidiary shall be required to guarantee the obligations of the Company under the PSP Notes.
Pursuant to the PSP Agreements, the Company and its affiliates will be required to comply with certain provisions including, among others, prohibiting certain reductions in employee wages, salaries and benefits; provisions prohibiting the payment of dividends and the repurchase of certain equity until September 30, 2022; audit and reporting requirements; provisions to comply with certain continuation of service requirements until March 1, 2022; and provisions restricting the payment of certain executive compensation until April 1, 2023.

Unsecured notes
The indentures for these notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indentures) to incur additional indebtedness and make certain dividends, stock repurchases, restricted investments and other restricted payments.

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
Lease Cost. The Company's lease cost for the years ended December 31 included the following components (in millions):

	2021	2020	2019
Operating lease cost	$958	$933	$1,038
Variable and short-term lease cost	2,291	1,968	2,548
Amortization of finance lease assets	89	88	68
Interest on finance lease liabilities	16	16	85
Sublease income	(26)	(23)	(32)
Total lease cost	$3,328	$2,982	$3,707
Lease terms and commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 118 mainline and 282 regional aircraft while finance leases relate to leases of 25 mainline and 58 regional aircraft. United's aircraft leases have remaining lease terms of 1 month to 12 years with expiration dates ranging from 2022 through 2033. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
Non-aircraft leases have remaining lease terms of 1 month to 31 years, with expiration dates ranging from 2022 through 2053.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of December 31, 2021 (in millions):

	Operating Leases	Finance Leases
2022	$857	$89
2023	825	57
2024	775	53
2025	655	41
2026	637	26
After 2026	3,982	72
Minimum lease payments	7,731	338
Imputed interest	(2,023)	(43)
Present value of minimum lease payments	5,708	295
Less: current maturities of lease obligations	(556)	(76)
Long-term lease obligations	$5,152	$219
As of December 31, 2021, we have additional leases of approximately $415 million for several regional aircraft under CPAs and airport facilities and office space leases that have not yet commenced. These leases will commence in 2022 through 2024 with lease terms of up to 12 years.
In August 2021, at the request of United, the City of Houston, Texas issued its approximately $289 million special facilities revenue bonds for the purpose of (a) financing the costs of construction of a multi-terminal baggage handling system, tenant improvements, fixtures, equipment, personnel areas and related facilities, as well as an early baggage system building (together with a related fire pump room) at George Bush Intercontinental Airport (IAH), all to be installed by and for use by United and (b) paying related costs of issuance. The bonds bear interest at 4.0% per annum, payable semiannually, commencing in January 2022 through the July 2041 maturity date. United is accounting for the payments for these special facilities revenue bonds as lease payments under an operating lease recognized as a right-of-use asset and lease liability on the Company's balance sheet.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Twenty-four Boeing model aircraft were delivered in 2021 under these transactions (and each is presently subject to a long-term lease to United). Upon delivery of aircraft in these sale and leaseback transactions in 2021, the Company accounted for seven of these aircraft, which have a repurchase option at a price other than fair value, as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Current maturities of other financial liabilities and Other financial liabilities since they do not qualify for sale recognition. The remaining 17 aircraft that qualified for sale recognition were recorded as Operating lease right-of-use assets and Current/Long-term obligations under operating leases on the Company's consolidated balance sheet after recognition of related gains on such sale. See Note 14 of this report for additional information. In 2021, under these sale and leaseback agreements, United gave notice of its intent to exercise repurchase options in 2022 for six Boeing 787 aircraft. The liabilities associated with these aircraft are reflected in Current maturities of other financial liabilities on the Company's consolidated balance sheet at December 31, 2021. In January 2022, the Company gave notice of its intent to exercise repurchase options in 2023 for eight Boeing 737 MAX aircraft under these sale and leaseback agreements. The liabilities associated with these aircraft are reflected in Other financial liabilities on the Company's consolidated balance sheet at December 31, 2021.
Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31:

	2021	2020
Weighted-average remaining lease term - operating leases	10 years	11 years
Weighted-average remaining lease term - finance leases	6 years	4 years
Weighted-average discount rate - operating leases	5.0%	5.1%
Weighted-average discount rate - finance leases	4.8%	4.4%

The table below presents supplemental cash flow information related to leases during the year ended December 31 (in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$977	$788	$902
Operating cash flows for finance leases	18	20	70
Financing cash flows for finance leases	216	66	151
Regional CPAs. United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. United's CPAs are for 518 regional aircraft as of December 31, 2021, and the CPAs have terms expiring through 2036. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United and operated by the regional carriers. See Part I, Item 2. Properties, of this report for additional information.
In September 2021, United entered into a new CPA with Republic for Republic to operate 38 Embraer E175LL aircraft on United's behalf starting in 2022 for a 12-year term. The new Embraer E175LL aircraft will replace the Embraer E170 aircraft currently being flown by Republic for United.
United recorded approximately $0.6 billion, $0.6 billion and $1.0 billion in expenses related to its CPAs with its regional carriers in which United is a minority shareholder, for the years ended December 31, 2021, 2020 and 2019, respectively. There were approximately $102 million and $68 million in accounts payable due to these companies as of December 31, 2021 and December 31, 2020, respectively. There were no material accounts receivables due from these companies as of December 31, 2021 and December 31, 2020. The CPAs with these related parties were executed in the ordinary course of business.
Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases above. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2021, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

2022	$2.1
2023	2.1
2024	2.0
2025	1.7
2026	1.5
After 2026	4.2
$13.6
The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United's regional operators (whether as a result of changes in average daily utilization or otherwise) in 2022 would result in a corresponding change in annual cash obligations under the CPAs of approximately $125 million.

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
Airport Leases. United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $2.1 billion of tax-exempt special facilities revenue bonds and interest thereon as of December 31, 2021. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a VIE. To the extent United's leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature. See Note 13 of this report for more information regarding United's guarantee of the tax-exempt special facilities revenue bonds.
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
ManaAir. United concluded that ManaAir is a VIE as of December 31, 2021. United holds a variable interest in ManaAir in the form of equity interest, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact ManaAir's economic performance.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
Commitments. As of December 31, 2021, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	367	53	109	205
Boeing 787	8	8	—	—
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
The table below summarizes United's commitments as of December 31, 2021, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

2022	$5.7
2023	6.9
2024	5.0
2025	4.3
2026	3.3
After 2026	8.9
$34.1
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2021, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. The Company records liabilities for legal and environmental claims when it is probable that a loss has been incurred and the amount is reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.
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
As of December 31, 2021, United is the guarantor of approximately $2.1 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 11 of this report. All of these bonds are due between 2023 and 2041.
As of December 31, 2021, United is the guarantor of $106 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
As of December 31, 2021, United had $371 million of surety bonds securing various insurance related obligations with expiration dates through 2025.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2021, the Company had $13.2 billion of floating rate debt with remaining terms of up to 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $10.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2021, approximately $1.8 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2021, the Company's contingent exposure was approximately $343 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.
Regional Capacity Purchase. As of December 31, 2021, United had 251 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2029. These call options are exercisable upon wrongful termination or breach of contract, among other conditions.
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
Labor Negotiations. As of December 31, 2021, United, including its subsidiaries, had approximately 84,100 employees. Approximately 85% of United's employees were represented by various U.S. labor organizations. This total includes employees who elected to voluntarily separate from the Company pursuant to the Voluntary Programs but who are still on pre-separation leave of absence with pay and benefits.

NOTE 14 - SPECIAL CHARGES (CREDITS) AND UNREALIZED (GAINS) LOSSES ON INVESTMENTS
Special charges (credits) and unrealized (gains) and losses on investments in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

Operating:	2021	2020	2019
CARES Act grant	$(4,021)	$(3,536)	$—
Severance and benefit costs	438	575	16
Impairment of assets	97	318	171
(Gains) losses on sale of assets and other special charges	119	27	59
Total operating special charges (credits)	(3,367)	(2,616)	246
Nonoperating unrealized (gains) losses on investments, net	34	194	(153)
Nonoperating debt extinguishment and modification fees	50	—	—
Nonoperating special termination benefits and settlement losses	31	687	—
Nonoperating credit loss on BRW Term Loan and related guarantee	—	697	—
Total nonoperating special charges and unrealized (gains) losses on investments, net	115	1,578	(153)
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	(3,252)	(1,038)	93
Income tax expense (benefit), net of valuation allowance	728	404	(21)
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$(2,524)	$(634)	$72
2021
CARES Act grant. During 2021, the Company received approximately $5.8 billion in funding pursuant to the PSP2 Agreement and the PSP3 Agreement, which included an approximately $1.7 billion unsecured loan. The Company recorded $4.0 billion as grant income in Special charges (credits). The Company also recorded $99 million for the PSP2 Warrants and PSP3 Warrants issued to Treasury as part of the PSP2 Agreement and PSP3 Agreement, within stockholders' equity, as an offset to the grant income.
Severance and benefit costs. During 2021, the Company recorded $438 million of charges related to pay continuation and benefits-related costs provided to employees who chose to voluntarily separate from the Company. The Company offered, based on employee group, age and completed years of service, pay continuation, health care coverage, and travel benefits. Approximately 4,500 employees elected to voluntarily separate from the Company.
Impairment of assets. During 2021, the Company recorded the following impairment charges:
•$61 million, primarily comprised of impairment charges for 13 Airbus A319 aircraft and 13 Boeing 737-700 airframes as a result of current market conditions for used aircraft, along with charges for cancelled induction projects related to these aircraft. These aircraft are all considered held for sale and classified as part of other assets.
•$36 million of impairments related to 64 Embraer EMB 145LR aircraft and related spare engines that United retired from its regional fleet. The decision to retire these aircraft was triggered by the United Next aircraft order. Almost all of these aircraft are classified as held for sale.
(Gains) losses on sale of assets and other special charges. During 2021, the Company recorded net charges of $119 million primarily related to a one-time bonus paid to employees for their continued efforts during the COVID-19 pandemic, incentives for its employees to receive a COVID-19 vaccination and the termination of the lease associated with three floors of its headquarters at the Willis Tower in Chicago, partially offset by gains primarily related to the sale of its former headquarters in suburban Chicago, aircraft sale-leaseback transactions and aircraft component manufacturer credits.
Nonoperating unrealized (gains) losses on investments, net. During 2021, the Company recorded losses of $34 million primarily for the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During 2021, the Company recorded $50 million of charges for fees and discounts related to the entry into the 2021 Loan Facilities and the prepayment of the 2017 Loan Facilities.
Nonoperating special termination benefits and settlement losses. During 2021, as part of the first quarter Voluntary Programs, the Company recorded $31 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution to a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees. See Note 7 of this report for additional information.
2020
CARES Act grant. During 2020, the Company received approximately $5.1 billion in funding pursuant to the Payroll Support Program under the CARES Act, which consisted of a $3.6 billion grant and a $1.5 billion unsecured loan. The Company recorded $3.5 billion as grant income in Special charges (credits). The Company also recorded $66 million for warrants issued to Treasury, within stockholders' equity, as an offset to the grant income.
Severance and benefit costs. During 2020, the Company recorded $575 million related to its workforce reduction and voluntary plans for employee severance, pay continuance from voluntary retirements and benefits-related costs.
Impairment of assets. During 2020, the Company recorded the following impairment charges:
• $130 million for its China routes which were primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets.
• $94 million related to 11 permanently-grounded Boeing 757-200 aircraft and the related engines and spare parts.
• $38 million related to the right-of-use asset associated with the embedded aircraft lease in one of the Company's CPAs. This impairment was primarily due to the impact to cash flows from the pandemic and the relatively short remaining term under the CPA.
• $56 million related to various cancelled facility, aircraft induction and information technology capital projects. The decisions driving these impairments were the result of the COVID-19 pandemic's impact on the Company's operations.
(Gains) losses on sale of assets and other special charges. During 2020, the Company recorded losses on certain asset sales and charges for legal reserves, partially offset by gains on aircraft sale-leaseback transactions.
Nonoperating unrealized gains (losses) on investments, net. During 2020, the Company recorded losses of $194 million primarily for changes in the fair value of its investments in equity securities.
Nonoperating special termination benefits and settlement losses. During 2020, the Company recorded $687 million of settlement losses related to the Company's primary defined benefit pension plan covering certain U.S. non-pilot employees, and special termination benefits offered, under Voluntary Programs. See Note 7 of this report for additional information.
Nonoperating credit loss on BRW Term Loan and related guarantee. During 2020, the Company recorded a $697 million expected credit loss allowance for the BRW Term Loan and related guarantee. See Note 8 of this report for additional information.
2019
Severance and benefit costs. During 2019, the Company recorded $14 million of management severance and $2 million of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters.
Impairment of assets. During 2019, the Company recorded a $90 million impairment charge associated with its Hong Kong routes. The Company determined the fair value of the Hong Kong routes using a variation of the income approach known as the excess earnings method, which discounts an asset's projected future net cash flows to determine the current fair value. Also during 2019, the Company recorded a $43 million impairment primarily for surplus Boeing 767 aircraft engines removed from operations, an $18 million charge primarily for the write-off of unexercised aircraft purchase options, and $20 million in other aircraft impairments.
(Gains) losses on sale of assets and other special charges. During 2019, the Company recorded charges of $25 million related to contract terminations, $18 million for the settlement of certain legal matters, $14 million for costs related to the transition of fleet types within a regional carrier contract and $2 million of other charges.
Nonoperating unrealized gains (losses) on investments, net. During 2019, the Company recorded gains of $153 million primarily for the change in market value of certain of its equity investments.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2021, disclosure controls and procedures were effective.
Management's Reports on Internal Control Over Financial Reporting
UAL and United Management's Reports on Internal Control Over Financial Reporting are included herein.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company's financial statements included in this Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2021
During the three months ended December 31, 2021, there was no change in UAL's or United's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of United Airlines Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited United Airlines Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2021 consolidated financial statements and our report dated February 18, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Reports on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2022

United Airlines Holdings, Inc. Management Report on Internal Control Over Financial Reporting
February 18, 2022
To the Stockholders of United Airlines Holdings, Inc.
Chicago, Illinois
The management of United Airlines Holdings, Inc. ("UAL") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting
February 18, 2022
To the Stockholder of United Airlines, Inc.
Chicago, Illinois
The management of United Airlines, Inc. ("United") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). United's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, United's internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including United's Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United's Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2021.
This annual report does not include an attestation report of United's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by United's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit United to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Reference is made to the 2022 Proxy Statement with respect to information about UAL's directors and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
The information required by Item 10 with respect to UAL's and United's executive officers has been included in Part I of this Form 10-K under the caption "Information about Our Executive Officers" and is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
Reference is made to the 2022 Proxy Statement with respect to UAL's non-compliance with Section 16(a) of the Exchange Act, if applicable, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
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

ITEM 11.    EXECUTIVE COMPENSATION.
Reference is made to the 2022 Proxy Statement with respect to information about UAL's executive and director compensation and certain related matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2022 Proxy Statement with respect to the security ownership of certain beneficial owners and management and certain equity compensation plan information, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Reference is made to the 2022 Proxy Statement with respect to information about certain relationships and related transactions and director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13 with respect to UAL.
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
On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2021 and 2020 non-audit services provided by Ernst & Young LLP (PCAOB ID No. 42), the Company's independent registered public accounting firm, are compatible with maintaining auditor independence.
All of the services in 2021 and 2020 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.
The aggregate fees billed for professional services rendered by the Company's independent auditors in 2021 and 2020 are as follows (in thousands):

Service	2021	2020
Audit Fees	$4,477	$6,000
Audit Related Fees	—	302
Tax Fees	37	170
Total Fees	$4,514	$6,472
Note: UAL and United amounts are the same.
Audit Fees. For 2021 and 2020, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of the Company and its wholly owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United Airlines, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
Audit Related Fees. For 2020, fees for audit-related services primarily consisted of audits and/or agreed upon audit procedures related to prior years' audits of subsidiaries of the Company.
Tax Fees. Tax fees for 2021 and 2020 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters and review of U.S. and international tax impacts of certain transactions, exclusive of tax services rendered in connection with the audit.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are provided in the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Articles of Incorporation and Bylaws

3.1	UAL	Amended and Restated Certificate of Incorporation of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed June 27, 2019 and incorporated herein by reference)

3.2	UAL	Amended and Restated Bylaws of United Airlines Holdings, Inc. (filed as Exhibit 3.2 to UAL's Form 8-K filed June 27, 2019 and incorporated herein by reference)

3.3	UAL
Certificate of Designation of the Series A Junior Participating Serial Preferred Stock of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL's Registration Statement on Form 8-A filed December 7, 2020 and incorporated herein by reference)

3.4	United	Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed April 3, 2013 and incorporated herein by reference)

3.5	United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL's Form 8-K filed April 3, 2013 and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

4.1	UAL United
Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL's Form 8-K filed on May 10, 2013 and incorporated herein by reference)

4.2	UAL United
Third Supplemental Indenture, dated as of January 26, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 5.000% Senior Notes due 2024 (filed as Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017 and incorporated herein by reference)

4.3	UAL United	Form of 5.000% Senior Notes due 2024 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017 and incorporated herein by reference)

4.4	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed January 27, 2017 and incorporated herein by reference)

4.5	UAL United
Fourth Supplemental Indenture, dated as of September 29, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 4.250% Senior Notes due 2022 (filed as Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017 and incorporated herein by reference)

4.6	UAL United	Form of 4.250% Senior Notes due 2022 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017 and incorporated herein by reference)

4.7	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed October 4, 2017 and incorporated herein by reference)

4.8	UAL United
Fifth Supplemental Indenture, dated as of May 9, 2019, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019 and incorporated herein by reference)

4.9	UAL United	Form of 4.875% Senior Notes due 2025 (filed as Exhibit A to Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019 and incorporated herein by reference)

4.10	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL's Form 8-K filed May 10, 2019 and incorporated herein by reference)

4.11	UAL United
Promissory Note, dated as of April 20, 2020, among United Airlines Holdings, Inc., United Airlines, Inc., as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed April 23, 2020 and incorporated herein by reference)

4.12	UAL
Warrant Agreement (including Form of Warrant), dated as of April 20, 2020, between United Airlines Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed April 23, 2020 and incorporated herein by reference)

4.13	UAL United
Indenture (including Form of 6.50% Senior Secured Notes due 2027), dated as of July 2, 2020, by and among Mileage Plus Holdings, LLC, Mileage Plus Intellectual Property Assets, Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral custodian, governing the 6.50% Senior Secured Notes due 2027 (filed as Exhibit 4.1 to UAL's Form 8-K filed July 2, 2020 and incorporated herein by reference)

4.14	UAL United
Warrant Agreement, dated as of September 28, 2020, between United Airlines Holdings, Inc. and The United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

4.15	UAL	Form of Warrant (filed as Exhibit 4.2 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

4.16	UAL
Tax Benefits Preservation Plan, dated as of December 4, 2020, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (filed as Exhibit 4.1 to UAL's Registration Statement on Form 8-A filed December 7, 2020 and incorporated herein by reference)

4.17	UAL	Amendment No. 1 to Tax Benefits Preservation Plan (filed as Exhibit 4.18 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

4.18	UAL United
Promissory Note, dated as of January 15, 2021, among United Airlines Holdings, Inc., United Airlines, Inc., as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

4.19	UAL
Warrant Agreement, dated as of January 15, 2021, between United Airlines Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

4.20	UAL	Form of Warrant (filed as Annex B to Exhibit 4.2 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

4.21	UAL United
Indenture, dated as of April 21, 2021, among United Airlines, Inc., United Airlines Holdings, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (filed as Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.22	UAL United	Form of 4.375% Senior Secured Notes due 2026 (filed as Exhibit A to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.23	UAL United	Form of Notation of Guarantee (filed as Exhibit E to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.24	UAL United	Form of 4.625% Senior Secured Notes due 2029 (filed as Exhibit A to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.25	UAL United	Form of Notation of Guarantee (filed as Exhibit E to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.26	UAL United
Promissory Note, dated as of April 29, 2021, among United Airlines Holdings, Inc., United Airlines, Inc., as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.27	UAL
Warrant Agreement, dated as of April 29, 2021, between United Airlines Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.28	UAL	Form of Warrant (filed as Annex B to Exhibit 4.2 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.29	UAL United
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.11 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

Material Contracts

†10.1	UAL
Agreement, dated April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL's Form 8-K filed April 20, 2016 and incorporated herein by reference)

†10.2	UAL
United Airlines Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2019) (filed as Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

†10.3	UAL United
SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Gerald Laderman (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

†10.4	UAL United
Stock Option Award Notice, dated as of December 4, 2019, to J. Scott Kirby pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL's Form 8-K filed December 6, 2019 and incorporated herein by reference)

†10.5	UAL
Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference)

†10.6	UAL
Description of Benefits for Officers of United Airlines Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.11 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

†10.7	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

†10.8	UAL
United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Annex A to UAL's Definitive Proxy Statement filed April 26, 2013 and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.9	UAL
First Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL's Definitive Proxy Statement filed April 26, 2013 and incorporated herein by reference)

†10.10	UAL
Second Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

†10.11	UAL
United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2016) (filed as Exhibit 10.28 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

†10.12	UAL	United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL's Form 8-K filed June 20, 2014 and incorporated herein by reference)

†10.13	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2017 and incorporated herein by reference)

†10.14	UAL
Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

†10.15	UAL
Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

†10.16	UAL
United Continental Holdings, Inc. Performance-Based RSU Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

†10.17	UAL
First Amendment to the United Continental Holdings, Inc. Performance-Based RSU Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

†10.18	UAL
Form of Performance-Based RSU Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based RSU Program (Relative Pre-tax Margin awards) (stock settled form of award) (filed as Exhibit 10.35 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

†10.19	UAL
Form of Performance-Based RSU Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based RSU Program (for performance periods beginning on or after January 1, 2020) (filed as Exhibit 10.35 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

†10.20	UAL
Form of Performance-Based RSU Award Notice (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.22 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

†10.21	UAL	Form of Long-term Contingent Cash Award Notice (filed as Exhibit 10.23 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

†10.22	UAL
Description of Compensation and Benefits for United Airlines Holdings, Inc. Non-Employee Directors (filed as Exhibit 10.36 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

†10.23	UAL
United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective February 20, 2014) (filed as Annex A to UAL's Definitive Proxy Statement filed April 25, 2014 and incorporated herein by reference)

†10.24	UAL
First Amendment to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated on February 20, 2014) (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference)

†10.25	UAL
Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (for awards granted on or after June 2011) (filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference)

†10.26	UAL	United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 28, 2021 and incorporated herein by reference)

†10.27	UAL
Form of Restricted Stock Unit Award Notice pursuant to the 2021 Incentive Compensation Plan (filed as Exhibit 10.16 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

†10.28	UAL
Form of Performance-Based RSU Award Notice pursuant to the 2021 Incentive Compensation Plan (filed as Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.29	UAL United
Amended and Restated A350-900 Purchase Agreement, dated September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference)

^10.30	UAL United
Amendment No. 1, dated as of July 18, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)

^10.31	UAL United
Amendment No. 2, dated as of December 3, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

^10.32	UAL United
Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental Airlines, Inc. and The Boeing Company (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

^10.33	UAL United
Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

^10.34	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

^10.35	UAL United
Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

^10.36	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 03776, dated January 14, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

^10.37	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 03776, dated May 26, 2015 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

^10.38	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 03776, dated June 12, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

^10.39	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference)

^10.40	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference)

^10.41	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 03776, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.183 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

^10.42	UAL United
Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 03776, dated June 7, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

^10.43	UAL United
Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 03776, dated June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

^10.44	UAL United
Supplemental Agreement No. 10, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of May 15, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

^10.45	UAL United
Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference)

^10.46	UAL United
Supplemental Agreement No. 12, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.152 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

^10.47	UAL United
Supplemental Agreement No. 13 to Purchase Agreement No. 03776, dated as of March 20, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference)

^10.48	UAL United
Supplemental Agreement No. 14 to Purchase Agreement No. 03776, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference)

^10.49	UAL United
Supplemental Agreement No. 15 to Purchase Agreement No. 03776, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference)

^10.50	UAL United
Supplemental Agreement No. 16 to Purchase Agreement No. 03776, dated as of June 27, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.51	UAL United
Supplemental Agreement No. 17 to Purchase Agreement No. 03776, dated as of August 12, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.52	UAL United
Supplemental Agreement No. 18 to Purchase Agreement No. 03776, dated as of September 8, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.53	UAL United	Supplemental Agreement No. 19 to Purchase Agreement No. 03776, dated as of November 30, 2021, between The Boeing Company and United Airlines, Inc. (filed herewith)

^10.54	UAL United
Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among The Boeing Company, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

^10.55	UAL United
Purchase Agreement No. 3860, dated September 27, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

^10.56	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

^10.57	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference)

^10.58	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

^10.59	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015 (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

^10.60	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015 (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

^10.61	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015 (filed as Exhibit 10.178 to UAL's Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)

^10.62	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference)

^10.63	UAL United
Letter Agreement to Purchase Agreement No. 3860, dated May 5, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference)

^10.64	UAL United
Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 3860, Dated June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

^10.65	UAL United
Letter Agreement No. UAL-LA-1604287 to Purchase Agreement Nos. 3776, 3784 and 3860, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.194 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

^10.66	UAL United
Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

^10.67	UAL United
Supplemental Agreement No. 10, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of November 1, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.166 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

^10.68	UAL United
Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.167 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

^10.69	UAL United
Supplemental Agreement No. 12 to Purchase Agreement No. 3860, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference)

^10.70	UAL United
A320 Family Purchase Agreement, dated as of December 3, 2019, between Airbus S.A.S. and United Airlines, Inc. including letter agreements related thereto, and subsequent letter agreements related thereto dated February 20, 2020 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.71	UAL United
Amendment No. 1 to the A320 Family Purchase Agreement, dated as of December 3, 2020, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.72	UAL United
Amendment No. 2 to the A320 Family Purchase Agreement, dated as of June 27, 2021, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.73	UAL United	Amendment No. 3 to the A320 Family Purchase Agreement, dated as of October 29, 2021, between Airbus S.A.S. and United Airlines, Inc. (filed herewith)

^10.74	UAL United
Purchase Agreement No. 04761, dated as of May 15, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.75	UAL United
Supplemental Agreement No. 1 to Purchase Agreement No. 04761, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.76	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 04761, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.77	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 04761, dated as of March 20, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.78	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 04761, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.79	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 04761, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.10 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.80	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 04761, dated as of June 27, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.11 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.81	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 04761, dated as of August 12, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.82	UAL United
Supplemental Agreement No. 8 to Purchase Agreement No. 04761, dated as of September 8, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.83	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 04761, dated as of November 30, 2021, between The Boeing Company and United Airlines (filed herewith)

10.84	UAL United
Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017, among United Airlines, Inc., as borrower, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. from time to time party thereto other than the borrower party thereto from time to time, as guarantors, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL's Form 8-K filed April 3, 2017 and incorporated herein by reference)

10.85	UAL United
First Amendment, dated as of November 15, 2017, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.219 to UAL's Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)

10.86	UAL United
Second Amendment, dated as of May 16, 2018, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.87	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020 and incorporated herein by reference)

*10.88	UAL United
Credit Agreement, dated as of July 2, 2020, by and among Mileage Plus Holdings, LLC, Mileage Plus Intellectual Property Assets, Ltd., the guarantors named therein, the lenders named therein, the lead arrangers named therein, Goldman Sachs Bank USA, as administrative agent, and Wilmington Trust, National Association, as master collateral agent and collateral administrator (filed as Exhibit 10.1 to UAL's Form 8-K filed July 2, 2020 and incorporated herein by reference)

10.89	UAL United
Loan and Guarantee Agreement, among United, as borrower, United Airlines Holdings, Inc., as parent and guarantor, the subsidiaries of United Airlines Holdings, Inc. other than United Airlines, Inc. party thereto from time to time, as guarantors, The United States Department of the Treasury, as lender, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.1 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

*10.90	UAL United
Restatement Agreement, dated as of November 6, 2020, to that certain Loan and Guarantee Agreement, dated as of September 28, 2020, among United Airlines, Inc., United Airlines Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, as initial lender, and the Bank of New York Mellon, as administrative agent and collateral agent (and including the Loan and Guarantee Agreement dated as of September 28, 2020, and as amended and restated as of November 6, 2020, among United Airlines, Inc., as Borrower, the guarantors party thereto from time to time, The United States Department of the Treasury and The Bank of New York Mellon, as administrative agent) (filed as Exhibit 10.73 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

10.91	UAL United
Second Amendment to Loan and Guarantee Agreement, dated as of December 8, 2020, to the Loan and Guarantee Agreement, among United Airlines, Inc., United Airlines Holdings, Inc., the guarantors party thereto, the United State Department of the Treasury, as initial lender and a lender, and The Bank of New York Treasury, as administrative agent (filed as Exhibit 10.74 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

10.92	UAL United
Payroll Support Program Agreement, dated as of January 15, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

10.93	UAL United
Equity Distribution Agreement, dated as of March 3, 2021, by and among United Airlines Holdings, Inc., Morgan Stanley & Co. LLC, AmeriVet Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Loop Capital Markets LLC and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to UAL's Form 8-K filed March 3, 2021 and incorporated herein by reference)

10.94	UAL United
Term Loan Credit and Guaranty Agreement, dated as of April 21, 2021, among United Airlines, Inc., United Airlines Holdings, Inc., each of the several banks and other financial institutions or entities from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral trustee (filed as Exhibit 10.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

10.95	UAL United
Revolving Credit and Guaranty Agreement, dated as of April 21, 2021, among United Airlines, Inc., United Airlines Holdings, Inc., each of the several banks and other financial institutions or entities from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral trustee (filed as Exhibit 10.2 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

10.96	UAL United
Payroll Support Program 3 Agreement, dated as of April 29, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

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
The following financial statements from the combined Annual Report of UAL and United on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity (Deficit) and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

UNITED AIRLINES HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Gerald Laderman
Gerald Laderman
Executive Vice President and Chief Financial Officer

Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Carolyn Corvi	Director
Carolyn Corvi

/s/ Matthew Friend	Director
Matthew Friend

/s/ Barney Harford	Director
Barney Harford

/s/ Michele J. Hooper	Director
Michele J. Hooper

/s/ Todd M. Insler	Director
Todd M. Insler

/s/ Walter Isaacson	Director
Walter Isaacson

/s/ Richard Johnsen	Director
Richard Johnsen

/s/ James A.C. Kennedy	Director
James A.C. Kennedy

/s/ Edward M. Philip	Director
Edward M. Philip

/s/ Edward L. Shapiro	Director
Edward L. Shapiro

/s/ David J. Vitale	Director
David J. Vitale

/s/ Laysha Ward	Director
Laysha Ward

/s/ James M. Whitehurst	Director
James M. Whitehurst

Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer, Director
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Brett J. Hart	Director
Brett J. Hart

Date:	February 18, 2022

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
Allowance for credit losses - receivables:
2021	$78	$3	$53	$—	$28
2020	9	70	16	15	78
2019	8	17	16	—	9
Obsolescence allowance—spare parts:
2021	$478	$79	$11	$—	$546
2020	425	88	35	—	478
2019	412	76	63	—	425
Allowance for credit losses - notes receivable:
2021	$522	$1	$—	$99	$622
2020	—	518	—	4	522
Valuation allowance for deferred tax assets:
2021	$247	$(38)	$—	$1	$210
2020	58	197	8	—	247
2019	59	—	1	—	58