Form 10-Q
period 2022-03-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2022-04-21
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 14, 2022 is shown below:

United Airlines Holdings, Inc.	326,730,982	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating revenue:
Passenger revenue	$6,348	$2,316
Cargo	627	497
Other operating revenue	591	408
Total operating revenue	7,566	3,221

Operating expense:
Salaries and related costs	2,787	2,224
Aircraft fuel	2,230	851
Landing fees and other rent	612	519
Depreciation and amortization	611	623
Regional capacity purchase	565	479
Aircraft maintenance materials and outside repairs	407	269
Distribution expenses	226	85
Aircraft rent	61	55
Special charges (credits)	(8)	(1,377)
Other operating expenses	1,451	874
Total operating expense	8,942	4,602
Operating loss	(1,376)	(1,381)

Nonoperating income (expense):
Interest expense	(424)	(353)
Interest capitalized	24	17
Interest income	5	7
Unrealized losses on investments, net	—	(22)
Miscellaneous, net	19	(19)
Total nonoperating expense, net	(376)	(370)
Loss before income tax benefit	(1,752)	(1,751)
Income tax benefit	(375)	(394)
Net loss	$(1,377)	$(1,357)

Loss per share, basic and diluted	$(4.24)	$(4.29)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net loss	$(1,377)	$(1,357)

Other comprehensive income (loss), net of tax:
Employee benefit plans	5	14
Investments and other	—	(1)
Total other comprehensive income, net of tax	5	13

Total comprehensive loss, net	$(1,372)	$(1,344)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,468	$18,283
Short-term investments	211	123
Restricted cash	41	37
Receivables, less allowance for credit losses (2022 — $30; 2021 — $28)	2,062	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022 — $561; 2021 — $546)	1,068	983
Prepaid expenses and other	762	745
Total current assets	22,612	21,834
Operating property and equipment:
Flight equipment	39,733	39,584
Other property and equipment	8,941	8,764
Purchase deposits for flight equipment	2,260	2,215
Total operating property and equipment	50,934	50,563
Less — Accumulated depreciation and amortization	(19,053)	(18,489)
Total operating property and equipment, net	31,881	32,074

Operating lease right-of-use assets	4,579	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022 — $1,554; 2021 — $1,544)	2,792	2,803
Restricted cash	214	213
Deferred income taxes	1,032	659
Investments in affiliates and other, less allowance for credit losses (2022 — $619; 2021 — $622)	1,401	1,420
Total other assets	9,966	9,622
Total assets	$69,038	$68,175
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,966	$2,562
Accrued salaries and benefits	2,008	2,121
Advance ticket sales	8,904	6,354
Frequent flyer deferred revenue	2,516	2,239
Current maturities of long-term debt	2,994	3,002
Current maturities of other financial liabilities	1,185	834
Current maturities of operating leases	538	556
Current maturities of finance leases	64	76
Other	613	560
Total current liabilities	21,788	18,304

Long-term debt	29,665	30,361
Long-term obligations under operating leases	5,143	5,152
Long-term obligations under finance leases	210	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,901	4,043
Pension liability	1,929	1,920
Postretirement benefit liability	986	1,000
Other financial liabilities	499	863
Other	1,293	1,284
Total other liabilities and deferred credits	8,608	9,110
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 326,728,861 and 323,810,825 shares at March 31, 2022 and December 31, 2021, respectively	4	4
Additional capital invested	8,953	9,156
Stock held in treasury, at cost	(3,552)	(3,814)
Retained earnings (accumulated deficit)	(844)	625
Accumulated other comprehensive loss	(937)	(942)
Total stockholders' equity	3,624	5,029
Total liabilities and stockholders' equity	$69,038	$68,175

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,476	$447

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(402)	(444)
Purchases of short-term and other investments	(156)	—
Proceeds from sale of short-term and other investments	62	105
Proceeds from sale of property and equipment	66	11
Other, net	—	(1)
Net cash used in investing activities	(430)	(329)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	—	1,336
Proceeds from equity issuance	—	532
Payments of long-term debt, finance leases and other financing liabilities	(783)	(569)
Other, net	(73)	(21)
Net cash provided by (used in) financing activities	(856)	1,278
Net increase in cash, cash equivalents and restricted cash	190	1,396
Cash, cash equivalents and restricted cash at beginning of the period	18,533	11,742
Cash, cash equivalents and restricted cash at end of the period (a)	$18,723	$13,138

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$509
Lease modifications and lease conversions	59	22
Right-of-use assets acquired through operating leases	68	180
Equity interest received in consideration for the sale of aircraft	42	—
Warrants received for entering into ancillary business agreements	—	81

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$18,468	$12,666
Restricted cash — Current	41	254
Restricted cash — Non-Current	214	218
Total cash, cash equivalents and restricted cash	$18,723	$13,138

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029
Net loss	—	—	—	—	(1,377)	—	(1,377)
Other comprehensive income	—	—	—	—	—	5	5
Stock-settled share-based compensation	—	—	38	—	—	—	38
Stock issued for share-based awards, net of shares withheld for tax	2.9	—	(241)	262	(92)	—	(71)
Balance at March 31, 2022	326.7	$4	$8,953	$(3,552)	$(844)	$(937)	$3,624

Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960
Net loss	—	—	—	—	(1,357)	—	(1,357)
Other comprehensive income	—	—	—	—	—	13	13
Stock-settled share-based compensation	—	—	32	—	—	—	32
Issuance of common stock	11.0	—	532	—	—	—	532
Warrants issued	—	—	47	—	—	—	47
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(54)	63	(30)	—	(21)
Balance at March 31, 2021	323.6	$4	$8,923	$(3,834)	$1,239	$(1,126)	$5,206

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2022	2021
Operating revenue:
Passenger revenue	$6,348	$2,316
Cargo	627	497
Other operating revenue	591	408
Total operating revenue	7,566	3,221

Operating expense:
Salaries and related costs	2,787	2,224
Aircraft fuel	2,230	851
Landing fees and other rent	612	519
Depreciation and amortization	611	623
Regional capacity purchase	565	479
Aircraft maintenance materials and outside repairs	407	269
Distribution expenses	226	85
Aircraft rent	61	55
Special charges (credits)	(8)	(1,377)
Other operating expenses	1,450	874
Total operating expense	8,941	4,602
Operating loss	(1,375)	(1,381)

Nonoperating income (expense):
Interest expense	(424)	(353)
Interest capitalized	24	17
Interest income	5	7
Unrealized losses on investments, net	—	(22)
Miscellaneous, net	19	(19)
Total nonoperating expense, net	(376)	(370)
Loss before income tax benefit	(1,751)	(1,751)
Income tax benefit	(374)	(394)
Net loss	$(1,377)	$(1,357)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net loss	$(1,377)	$(1,357)

Other comprehensive income (loss), net of tax:
Employee benefit plans	5	14
Investments and other	—	(1)
Total other comprehensive income, net of tax	5	13

Total comprehensive loss, net	$(1,372)	$(1,344)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,468	$18,283
Short-term investments	211	123
Restricted cash	41	37
Receivables, less allowance for credit losses (2022 — $30; 2021 — $28)	2,062	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022 — $561; 2021 — $546)	1,068	983
Prepaid expenses and other	762	745
Total current assets	22,612	21,834
Operating property and equipment:
Flight equipment	39,733	39,584
Other property and equipment	8,941	8,764
Purchase deposits for flight equipment	2,260	2,215
Total operating property and equipment	50,934	50,563
Less — Accumulated depreciation and amortization	(19,053)	(18,489)
Total operating property and equipment, net	31,881	32,074

Operating lease right-of-use assets	4,579	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022 — $1,554; 2021 — $1,544)	2,792	2,803
Restricted cash	214	213
Deferred income taxes	1,004	631
Investments in affiliates and other, less allowance for credit losses (2022 — $619; 2021 —$622)	1,400	1,420
Total other assets	9,937	9,594
Total assets	$69,009	$68,147

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$2,966	$2,562
Accrued salaries and benefits	2,008	2,121
Advance ticket sales	8,904	6,354
Frequent flyer deferred revenue	2,516	2,239
Current maturities of long-term debt	2,994	3,002
Current maturities of other financial liabilities	1,185	834
Current maturities of operating leases	538	556
Current maturities of finance leases	64	76
Other	615	563
Total current liabilities	21,790	18,307

Long-term debt	29,665	30,361
Long-term obligations under operating leases	5,143	5,152
Long-term obligations under finance leases	210	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,901	4,043
Pension liability	1,929	1,920
Postretirement benefit liability	986	1,000
Other financial liabilities	499	863
Other	1,293	1,284
Total other liabilities and deferred credits	8,608	9,110
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2022 and December 31, 2021	—	—
Additional capital invested	355	317
Retained earnings	1,600	2,977
Accumulated other comprehensive loss	(937)	(942)
Payable to parent	2,575	2,646
Total stockholder's equity	3,593	4,998
Total liabilities and stockholder's equity	$69,009	$68,147

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,405	$426

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(402)	(444)
Purchases of short-term and other investments	(156)	—
Proceeds from sale of short-term and other investments	62	105
Proceeds from sale of property and equipment	66	11
Other, net	—	(1)
Net cash used in investing activities	(430)	(329)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	—	1,336
Proceeds from issuance of parent company stock	—	532
Payments of long-term debt, finance leases and other financing liabilities	(783)	(569)
Other, net	(2)	—
Net cash provided by (used in) financing activities	(785)	1,299
Net increase in cash, cash equivalents and restricted cash	190	1,396
Cash, cash equivalents and restricted cash at beginning of the period	18,533	11,742
Cash, cash equivalents and restricted cash at end of the period (a)	$18,723	$13,138

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$509
Lease modifications and lease conversions	59	22
Right-of-use assets acquired through operating leases	68	180
Equity interest received in consideration for the sale of aircraft	42	—
Warrants received for entering into ancillary business agreements	—	81

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$18,468	$12,666
Restricted cash — Current	41	254
Restricted cash — Non-Current	214	218
Total cash, cash equivalents and restricted cash	$18,723	$13,138

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998
Net loss	—	(1,377)	—	—	(1,377)
Other comprehensive loss	—	—	5	—	5
Stock-settled share-based compensation	38	—	—	—	38
Other	—	—	—	(71)	(71)
Balance at March 31, 2022	$355	$1,600	$(937)	$2,575	$3,593

Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928
Net loss	—	(1,357)	—	—	(1,357)
Other comprehensive income	—	—	13	—	13
Stock-settled share-based compensation	32	—	—	—	32
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	27	27
Balance at March 31, 2021	$117	$3,582	$(1,126)	$2,602	$5,175

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand, and were better than its first and fourth quarter financial results.
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended March 31,
	2022	2021
Domestic (U.S. and Canada)	$5,086	$2,111
Atlantic	1,089	410
Latin America	909	392
Pacific	482	308
Total	$7,566	$3,221
Advance Ticket Sales. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. ETCs are valid up to two years from the date of issuance; however, all ETCs due to expire on or before December 31, 2022 have been extended to December 31, 2023. FFCs are valid for 12 months from the original ticket date; however, all FFCs issued on or before December 31, 2022 will be extended for travel dates through December 31, 2023. The Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advance ticket sales liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months.
The Company estimates the value of Advance tickets sales that will expire unused ("breakage") and recognizes revenue at the scheduled flight date. To determine breakage, the Company uses its historical experience with expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Given the uncertainty of travel demand caused by the novel coronavirus ("COVID-19") pandemic, changes in our estimates of ETCs and FFCs that may expire unused could have a significant impact on revenue. Changes in estimates of breakage are recognized prospectively in proportion to the remaining usage of the related tickets.
In the three months ended March 31, 2022 and 2021, the Company recognized approximately $1.9 billion and $0.7 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $661 million and $308 million of ancillary fees within passenger revenue in the three months ended March 31, 2022 and 2021, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2022	2021
Total Frequent flyer deferred revenue - beginning balance	$6,282	$5,975
Total miles awarded	477	272
Travel miles redeemed	(322)	(123)
Non-travel miles redeemed	(20)	(15)
Total Frequent flyer deferred revenue - ending balance	$6,417	$6,109
In the three months ended March 31, 2022 and 2021, the Company recognized, in Other operating revenue, $519 million and $362 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months.
NOTE 2 — LOSS PER SHARE
The computations of UAL's basic and diluted loss per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Loss available to common stockholders	$(1,377)	$(1,357)

Weighted-average shares outstanding, basic and diluted	325.0	316.6

Loss per share, basic and diluted	$(4.24)	$(4.29)

Potentially dilutive securities (a)
Stock warrants	1.5	—
Employee stock awards	0.7	0.7
(a) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
Changes in value	8		—	(3)	5
Amounts reclassified to earnings	—		—	—	—
Balance at March 31, 2022	$(839)		$—	$(98)	$(937)

Balance at December 31, 2020	$(1,102)		$2	$(39)	$(1,139)
Changes in value	13		(1)	(3)	9
Amounts reclassified to earnings	5	(b)	—	(1)	4
Balance at March 31, 2021	$(1,084)		$1	$(43)	$(1,126)
(a) Relates primarily to pension and other postretirement benefit liabilities and includes approximately $285 million of deferred income tax expense that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(b) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three months ended March 31, 2022 and March 31, 2021 were 21.4% and 22.5%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2022. We determined that since small changes in estimated income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2022.
NOTE 5 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2022	2021	2022	2021
Service cost	$51	$60	$2	$2	Salaries and related costs
Interest cost	47	46	7	6	Miscellaneous, net
Expected return on plan assets	(78)	(71)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	30	43	(3)	(7)	Miscellaneous, net
Amortization of prior service credit	—	—	(28)	(31)	Miscellaneous, net
Special termination benefits	—	—	—	46	Miscellaneous, net
Other	1	—	—	—	Miscellaneous, net
Total	$51	$78	$(22)	$16
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

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$18,468	$18,468	$—	$—	$18,283	$18,283	$—	$—
Restricted cash - current	41	41	—	—	37	37	—	—
Restricted cash - non-current	214	214	—	—	213	213	—	—
Short-term investments:
Corporate debt	65	—	65	—	95	—	95	—
Asset-backed securities	144	—	144	—	26	—	26	—
U.S. government and agency notes	2	—	2	—	2	—	2	—
Long-term investments:
Equity securities	228	228		—	229	229	—	—
Investments presented in the table above have the same fair value as their carrying value.
Restricted cash - current — Primarily includes amounts to be used for the payment of fees, principal and interest on senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC, a direct wholly-owned subsidiary of United.
Restricted cash - non-current — Primarily includes collateral associated with the MileagePlus Financing, collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of up to one year.
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
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	March 31, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$32,659	$32,199	$—	$27,066	$5,133	$33,363	$34,550	$—	$29,088	$5,462
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term investments and Equity securities	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Investments in Regional Carriers. United holds investments in several regional carriers that fly or used to fly for the Company as United Express under its capacity purchase agreements. The combined carrying value of the investments was approximately $177 million as of March 31, 2022. United accounts for each investment using the equity method.
Other Investments. United holds equity investments in a number of companies with emerging technologies and sustainable solutions. United also has equity investments in Avianca Group International Limited, a multinational airline holding company, and JetSuiteX, Inc., an independent air carrier doing business as JSX. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2022, the carrying value of these investments was $278 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of March 31, 2022, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	367	53	109	205
Boeing 787	8	8	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Furthermore, subsequent to March 31, 2022, Boeing notified United that seven Boeing 737 MAX aircraft and two Boeing 787 aircraft scheduled for delivery in 2022, as shown in the table above, are now expected to deliver in 2023.
In the first quarter of 2022, United gave notice of its intent to exercise options to purchase, in 2023, eight Boeing 737 MAX aircraft that are currently leased under sale and leaseback arrangements.
The table below summarizes United's commitments as of March 31, 2022, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

Last nine months of 2022	$5.4
2023	7.7
2024	5.0
2025	4.4
2026	3.4
After 2026	8.8
$34.7
Guarantees. As of March 31, 2022, United is the guarantor of approximately $2.1 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2041.
As of March 31, 2022, United is the guarantor of $102 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2022, the Company had $13.2 billion of floating rate debt with remaining terms of up to approximately 11 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 11 years and an aggregate balance of $10.0 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
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
Labor Negotiations. As of March 31, 2022, the Company had approximately 87,400 employees, of whom approximately 85% were represented by various U.S. labor organizations. This total includes employees who elected to voluntarily separate from the Company pursuant to voluntary leave programs and voluntary separation programs offered in 2020 and 2021 but who are still on pre-separation leave of absence with pay and benefits.
NOTE 8 — DEBT
As of March 31, 2022, we had $1.75 billion undrawn and available under our revolving credit facility.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2022, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including $479 million of unamortized debt discount, premiums and debt issuance costs) at March 31, 2022 under then-outstanding long-term debt agreements (in millions):

Last nine months of 2022	$2,264
2023	2,853
2024	3,908
2025	3,378
2026	5,134
After 2026	15,601
$33,138
NOTE 9 — SPECIAL CHARGES (CREDITS)
For the three months ended March 31, operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
CARES Act grant	$—	$(1,810)
Severance and benefit costs	—	417
(Gains) losses on sale of assets and other special charges	(8)	16
Total operating special charges (credits)	(8)	(1,377)
Nonoperating unrealized losses on investments, net	—	22
Nonoperating debt extinguishment fees	7	—
Nonoperating special termination benefits	—	46
Total nonoperating special charges and unrealized losses on investments, net	7	68
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net	(1)	(1,309)
Income tax expense, net of valuation allowance	—	291
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net of income taxes	$(1)	$(1,018)
2022
(Gains) losses on sale of assets and other special charges. During the three months ended March 31, 2022, the Company recorded net gains of $8 million primarily related to sale-leaseback transactions and the sale of aircraft.
Nonoperating debt extinguishment fees. During the three months ended March 31, 2022, the Company recorded $7 million of charges related to the early redemption of $400 million of its outstanding principal amount of the 4.25% senior notes due 2022.
2021
CARES Act grant. During the three months ended March 31, 2021, the Company received approximately $2.6 billion in funding pursuant to a Payroll Support Program agreement under the Coronavirus Aid, Relief, and Economic Security Act (the "PSP2 Agreement"), which included a $753 million unsecured loan. The Company recorded $1.8 billion as grant income and $47 million for the warrants issued to the U.S. Department of the Treasury as part of the PSP2 Agreement, within stockholders' equity, as an offset to the grant income.
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
(Gains) losses on sale of assets and other special charges. During the three months ended March 31, 2021, the Company recorded $16 million of net charges, driven by charges for the termination of the lease associated with three floors of its headquarters at the Willis Tower in Chicago and utility charges related to the February winter storms in Texas, partially offset by net gains, primarily on sale-leaseback transactions.
Nonoperating special termination benefits. During the three months ended March 31, 2021, the Company recorded $46 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution to a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees offered as part of first quarter voluntary leave programs.
Nonoperating unrealized losses on investments, net. During the three months ended March 31, 2021, the Company recorded losses of $22 million primarily for the decrease in the market value of its equity investments.

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
Our business and operating results for first quarter 2022 continued to be impacted by the COVID-19 pandemic. Given the more significant impact of the pandemic on our business and operating results in 2020 and 2021, we believe that a comparison of our first quarter 2022 results to first quarter of 2019 for certain key metrics in this financial overview discussion is more reflective of the impact of the COVID-19 pandemic.
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Forward-Looking Information" and in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). The Company discusses certain non-GAAP forward-looking projections and is unable to predict certain items contained in the corresponding GAAP measures without unreasonable efforts; refer to "Supplemental Information" below for further details.
Economic and Market Factors
Impact of the COVID-19 Pandemic. The COVID-19 pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The Company has seen increasing demand for travel both domestically and in countries where entry is permitted; however, as the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand. It remains difficult to reasonably assess or predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the efficacy and availability of various treatment options, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines or treatment options, and the continuation of existing or implementation of new government travel restrictions), customer behavior changes and fluctuations in demand for air travel, among others. The COVID-19 pandemic and the measures taken in response may continue to impact many aspects of our business, operating results, financial condition and liquidity in a number of ways, including labor shortages (including reductions in available skilled labor and related impacts to the Company's flight schedules and reputation), facility closures and related costs, disruptions to the Company's and its business partners' operations, reduced travel demand and consumer spending, increased fuel and other operating costs, supply chain disruptions, logistics constraints, inflation, volatility in the price of our securities, our ability to access capital markets and volatility in the global economy and financial markets generally.
We have reduced our capacity as we managed through the effects of the COVID-19 pandemic, and our capacity in 2022 remained lower than capacity prior to the pandemic, resulting in a significant reduction to our revenue through the first quarter of 2022. We operated at approximately 81% of our first quarter 2019 capacity during the first quarter of 2022. We have also delayed a portion of our previously planned capacity increases for full year 2022 in response to several macroeconomic factors, including rising fuel prices as well as expected aircraft delivery delays and may need to implement further modifications. The Company is taking steps to be prepared for recovery as demand for travel continues to generally increase, which include investing in innovative technology, focusing on process improvements and implementing the United Next transformative strategy.
We have also taken steps to strengthen our financial position during this period of market uncertainty, which has resulted in an increase of our overall debt levels. As of March 31, 2022, unrestricted cash, cash equivalents and short-term investments totaled $18.7 billion, an increase of approximately $14.6 billion from March 31, 2019. We had approximately $40.3 billion of debt, finance lease, operating lease and sale-leaseback obligations as of March 31, 2022 (including $4.8 billion that will become due in the next 12 months), up from approximately $20.1 billion as of March 31, 2019.
The Company's recovery from the COVID-19 pandemic has not followed a linear path, and due to the significant uncertainty that remains, its future operating performance, particularly in the short-term, may be subject to volatility. Risks and uncertainties related to the COVID-19 pandemic are further described in Part I, Item 1A. Risk Factors— "The COVID-19 pandemic has materially and adversely impacted our business, operating results, financial condition and liquidity. The full extent of the impact will depend on future developments and how quickly we can return to more normal operations, among other things. If the impacts from the COVID-19 pandemic extend beyond our assumed timelines, our actual results may vary significantly from our expectations" of the 2021 Form 10-K.
First Quarter 2022 Overview
Capacity. Relative to the first quarter of 2019, the Company operated approximately 81% of its capacity for the first quarter of 2022 compared to approximately 46% of its capacity in the first quarter of 2021.
Operating revenue. For the first quarter of 2022, operating revenue increased by $4.3 billion, or 134.9% versus the first quarter of 2021 due to recovery from the COVID-19 pandemic.
Operating expense. For the first quarter of 2022, operating expense increased by $4.3 billion, or 94.3%, versus the first quarter of 2021 mostly due to a $1.4 billion increase in fuel costs, partly as a result of the Russia-Ukraine conflict, $1.8 billion in Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") grant in the prior period that did not repeat and other increased operating costs from flight activity. We expect elevated fuel cost to continue throughout 2022 due to market volatility caused by the Russia-Ukraine conflict and macroeconomic factors.
Second Quarter 2022 Outlook
Capacity. The Company expects its scheduled capacity to be down approximately 13% in the second quarter of 2022 as compared to the same period in 2019.
Total revenue per available seat mile ("TRASM"). The Company expects TRASM to increase approximately 17% in the second quarter of 2022 as compared to the same period in 2019.
Adjusted cost per available seat mile ("CASM-ex"). The Company expects CASM-ex (a non-GAAP financial measure defined as cost or operating expense per available seat mile ("CASM") excluding fuel, profit sharing, third-party business expense and special charges (credits)) to increase approximately 16% in the second quarter of 2022 as compared to the same period in 2019.
Operating margin. The Company expects operating margin of approximately 10% for the second quarter of 2022.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2022 as compared to the corresponding period in 2021.
First Quarter 2022 Compared to First Quarter 2021
The Company recorded a net loss of $1.4 billion for both the first quarter of 2022 and the first quarter of 2021. The Company considers a key measure of its performance to be operating income (loss), which was also a $1.4 billion loss for both the first quarter of 2022 and the first quarter of 2021. Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Operating revenue	$7,566	$3,221	$4,345	134.9
Operating expense	8,942	4,602	4,340	94.3
Operating loss	(1,376)	(1,381)	(5)	(0.4)
Nonoperating expense, net	(376)	(370)	6	1.6
Income tax benefit	(375)	(394)	(19)	(4.8)
Net loss	$(1,377)	$(1,357)	$20	1.5
Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2022	2021	Increase (Decrease)	% Change
Passengers (thousands) (a)	29,333	14,674	14,659	99.9
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	38,644	17,248	21,396	124.0
Available seat miles ("ASMs" or "capacity") (millions) (c)	53,264	30,370	22,894	75.4
Passenger load factor (d)	72.6%	56.8%	15.8 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	11.92	7.63	4.29	56.2
Average yield per revenue passenger mile ("Yield") (cents) (e)	16.43	13.43	3.00	22.3
Cargo revenue ton miles ("CTM") (millions) (f)	791	765	26	3.4
TRASM (cents)	14.20	10.61	3.59	33.8
CASM (cents)	16.79	15.15	1.64	10.8
CASM-ex (Non-GAAP) (cents) (g)	12.55	16.80	(4.25)	(25.3)
Average price per gallon of fuel, including fuel taxes	$2.88	$1.74	$1.14	65.5
Fuel gallons consumed (millions)	775	490	285	58.2
Employee headcount, as of March 31	87,400	84,100	3,300	3.9
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
(g) See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Passenger revenue	$6,348	$2,316	$4,032	174.1
Cargo	627	497	130	26.2
Other operating revenue	591	408	183	44.9
Total operating revenue	$7,566	$3,221	$4,345	134.9

The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2021:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$2,798	$605	$138	$491	$4,032
Passenger revenue	163.4%	293.7%	155.1%	158.9%	174.1%
Average fare per passenger	35.9%	12.5%	(14.7)%	23.9%	37.1%
Yield	25.6%	34.7%	(21.9)%	16.0%	22.3%
PRASM	49.5%	93.3%	45.0%	74.6%	56.2%
Passengers	93.9%	250.0%	198.9%	108.9%	99.9%
RPMs (traffic)	109.8%	192.3%	226.6%	123.2%	124.0%
ASMs (capacity)	76.3%	103.6%	76.1%	48.2%	75.4%
Passenger load factor (points)	12.4	20.5	16.1	25.0	15.8
Passenger revenue increased $4.0 billion, or 174.1%, in the first quarter of 2022 as compared to the year-ago period, primarily due to the ongoing recovery in air travel that was impacted by the COVID-19 pandemic.
Cargo revenue increased $130 million, or 26.2%, in the first quarter of 2022 as compared to the year-ago period, primarily due to higher yields on freight revenue from strong global demand.
Other operating revenue increased $183 million, or 44.9%, in the first quarter of 2022 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending recovery with the co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Salaries and related costs	$2,787	$2,224	$563	25.3
Aircraft fuel	2,230	851	1,379	162.0
Landing fees and other rent	612	519	93	17.9
Depreciation and amortization	611	623	(12)	(1.9)
Regional capacity purchase	565	479	86	18.0
Aircraft maintenance materials and outside repairs	407	269	138	51.3
Distribution expenses	226	85	141	165.9
Aircraft rent	61	55	6	10.9
Special charges (credits)	(8)	(1,377)	(1,369)	NM
Other operating expenses	1,451	874	577	66.0
Total operating expenses	$8,942	$4,602	$4,340	94.3
Salaries and related costs increased $563 million, or 25.3%, in the first quarter of 2022 as compared to the year-ago period primarily due to several factors, including an increase in headcount and higher flight activity in the first quarter of 2022 and lower expense in the first quarter of 2021 due to $240 million in tax credits provided by the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.
Aircraft fuel expense increased by $1.4 billion, or 162.0%, in the first quarter of 2022 as compared to the year-ago period, due to both higher average price per gallon of fuel and increased consumption. Fuel prices in the first quarter of 2022 were impacted by the Russia-Ukraine conflict. We expect elevated fuel cost to continue throughout 2022 due to market volatility caused by the Russia-Ukraine conflict and other macroeconomic factors.
The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended March 31, 2022 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2022	2021	% Change	2022	2021	% Change
Fuel expense	$2,230	$851	162.0%	$2.88	$1.74	65.5%
Fuel consumption (gallons)	775	490	58.2%
Landing fees and other rent increased $93 million, or 17.9%, in the first quarter of 2022 as compared to the year-ago period, primarily due to increases in landed weight as a result of increased flight activity.
Regional capacity purchase increased $86 million, or 18.0%, in the first quarter of 2022 as compared to the year-ago period, primarily due to increased regional flying.
Aircraft maintenance materials and outside repairs increased $138 million, or 51.3%, in the first quarter of 2022 as compared to the year-ago period, primarily due to higher volumes of flying and increased heavy check maintenance events.
Distribution expenses increased $141 million, or 165.9%, in the first quarter of 2022 as compared to the year-ago period, primarily due to higher credit card fees and higher volumes of global distribution fees as a result of the overall increase in passenger revenue.
Details of the Company's special charges (credits) include the following for the three months ended March 31 (in millions):

	2022	2021
CARES Act grant	$—	$(1,810)
Severance and benefit costs	—	417
(Gains) losses on sale of assets and other special charges	(8)	16
Special charges (credits)	$(8)	$(1,377)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $577 million, or 66.0%, in the first quarter of 2022 as compared to the year ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings, navigation fees and personnel-related costs as a direct result of the increase in flight activity and higher expenditures on information technology services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Interest expense	$(424)	$(353)	$71	20.1
Interest capitalized	24	17	7	41.2
Interest income	5	7	(2)	(28.6)
Unrealized losses on investments, net	—	(22)	(22)	100.0
Miscellaneous, net	19	(19)	38	NM
Total	$(376)	$(370)	$6	1.6
Interest expense increased $71 million, or 20.1%, in the first quarter of 2022 as compared to the year-ago period, primarily due to higher debt balances than the year-ago period.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of March 31, 2022, the Company had $18.7 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $18.4 billion at December 31, 2021. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are each managed efficiently. While we have been able to access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines, we must return to profitability in order to service our debt and maintain appropriate liquidity levels for our long-term operating needs. For 2022, the Company expects approximately $5.3 billion of adjusted capital expenditures (a non-GAAP financial measure defined as GAAP capital expenditures including expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities). See "Supplemental Information" for additional information on non-GAAP financial measures and Note 7 to the financial statements included in Part I, Item I of this report for additional information on commitments.
In 2021, the Company entered into a four-year $1.75 billion revolving credit facility (the "Revolving Credit Facility") expiring April 21, 2025 (subject to customary extension rights). The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the facility at March 31, 2022.
In addition, the Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2022, the Company had approximately $40.3 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $4.8 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2022, UAL and United were in compliance with their respective debt covenants.
As of March 31, 2022, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
As of March 31, 2022, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	367	53	109	205
Boeing 787	8	8	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Furthermore, subsequent to March 31, 2022, Boeing notified United that seven Boeing 737 MAX aircraft and two Boeing 787 aircraft scheduled for delivery in 2022, as shown in the table above, are now expected to deliver in 2023.

As of March 31, 2022, UAL and United have total capital commitments related to the acquisition of aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments for approximately $34.7 billion, of which approximately $5.4 billion, $7.7 billion, $5.0 billion, $4.4 billion, $3.4 billion and $8.8 billion are due in the last nine months of 2022, for the full years 2023, 2024, 2025, 2026, and after 2026, respectively.
Sources and Uses of Cash
The following table summarizes our cash flow for the three months ended March 31 (in millions):

	2022	2021	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$1,476	$447	$1,029
Investing activities	(430)	(329)	101
Financing activities	(856)	1,278	(2,134)
Net increase in cash, cash equivalents and restricted cash	$190	$1,396	$(1,206)
Operating Activities. Cash flows provided by operations increased $1.0 billion in the first quarter of 2022 as compared to the year-ago period, primarily due to an increase in advance ticket sales as demand for air travel continued to recover.
Investing Activities. Cash flows used in investing activities increased $101 million in the first quarter of 2022 as compared to the year-ago period, primarily due to the purchase of short-term and other investments.
Financing Activities. Significant financing events in the three months ended March 31, 2022 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the three months ended March 31, 2022, the Company made payments for debt, finance leases, and other financing liabilities of $0.8 billion.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.
Commitments, Contingencies and Liquidity Matters. As described in the 2021 Form 10-K, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments, contingencies and the ongoing impact of the COVID-19 pandemic.
See the 2021 Form 10-K and Notes 5, 6, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.
Supplemental Information
The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including CASM-ex and adjusted capital expenditures. The Company has provided CASM-ex and adjusted capital expenditures, non-GAAP financial measures that are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. Management believes that adjusting CASM for special charges (credits) is useful to investors because special charges (credits) are not indicative of UAL's ongoing performance. Management also believes that excluding third-party business expenses, such as maintenance and ground handling for third parties, from CASM provides more meaningful disclosure because these expenses are not directly related to UAL's core business. Management also believes that excluding fuel costs from CASM is useful to investors because it provides an additional measure of management's performance excluding the effects of a significant cost item over which management has limited influence. Management also believes that excluding profit sharing from CASM allows investors to better understand and analyze UAL's operating cost performance and provides a more meaningful comparison of our core operating costs to the airline industry. UAL believes that adjusting capital expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities is useful to investors in order to appropriately reflect the total amounts spent on capital expenditures.

Because these non-GAAP financial measures are not calculated in accordance with GAAP, they should not be considered superior to, and are not intended to be considered in isolation or as substitutes for, the related GAAP financial measures and may not be the same as or comparable to any similarly titled measures presented by other companies due to possible differences in methods and in the items being adjusted. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The Company is not providing a target for CASM or a reconciliation for CASM-ex projections to CASM, the most directly comparable GAAP measure, because the Company is unable to predict certain items contained in the GAAP measure without unreasonable efforts and it does not provide a reconciliation of forward-looking measures where it believes such a reconciliation would imply a degree of precision and certainty that could be confusing to investors and is unable to reasonably predict certain items contained in the GAAP measure without unreasonable efforts. This is due to the inherent difficulty of forecasting the timing or amount of various items that have not yet occurred and are out of the Company's control or cannot be reasonably predicted. For the same reasons, the Company is unable to address the probable significance of the unavailable information. Forward-looking measures provided without the most directly comparable GAAP financial measures may vary materially from the corresponding GAAP financial measures. See "Forward-Looking Information" below. Below is a reconciliation of the non-GAAP financial measure (CASM-ex) to the most directly comparable GAAP financial measure (CASM) for the three months ended March 31, 2022, March 31, 2021, March 31, 2019 and year ended December 31, 2019 (in cents):

	Three Months Ended March 31,			Year Ended December 31,
	2022	2021	2019	2019
CASM (GAAP)	16.79	15.15	13.85	13.67
Special charges (credits)	(0.01)	(4.54)	0.02	0.09
Third-party business expenses	0.06	0.09	0.05	0.06
Fuel expense	4.19	2.80	3.08	3.14
Profit sharing	—	—	0.05	0.17
CASM-ex (Non-GAAP)	12.55	16.80	10.65	10.21
Non-cash capital expenditures are not determinable at this time. Accordingly, United does not provide capital expenditures guidance on a GAAP basis.
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, relating to, among other things, the potential impacts of the COVID-19 pandemic and steps the Company plans to take in response thereto and goals, plans and projections regarding the Company’s financial position, results of operations, market position, capacity, fleet, product development, ESG targets and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company’s future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals", "targets" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the adverse impacts of the ongoing COVID-19 global pandemic on our business, operating results, financial condition and liquidity; execution risks associated with our strategic operating plan; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constrains at our hubs or other airports; geopolitical conflict, terrorist attacks or security events; any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; increasing privacy and data security obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions on our operations; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, including our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel (including as a result of the Russia-Ukraine conflict); the impacts of our significant amount of financial leverage from fixed obligations, the possibility we may seek material amounts of additional financial liquidity in the short-term, and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; the impacts of the proposed phase out of the London interbank offer rate; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; and other risks and uncertainties set forth in Part I, Item 1A. Risk Factors, of our 2021 Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties. In addition, certain forward-looking outlook provided in this report relies on assumptions about the duration and severity of the COVID-19 pandemic, the timing of the return to a more stable business environment, the volatility of aircraft fuel prices, customer behavior changes and a return in demand for air travel, among other things (together, the "Recovery Process"). If the actual Recovery Process differs materially from our assumptions, the impact of the COVID-19 pandemic on our business could be worse than expected, and our actual results may be negatively impacted and may vary materially from our expectations and projections. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change. For instance, we regularly monitor future demand and booking trends and adjust capacity, as needed. As such, our actual flown capacity may differ materially from currently published flight schedules or current estimations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2021 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2022, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2022
During the three months ended March 31, 2022, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2021 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, Risk Factors, of the 2021 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

†10.1	UAL	Form of Short-term Incentive Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan

†10.2	UAL	Form of Performance-Based RSU Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	April 21, 2022	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 21, 2022	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	April 21, 2022	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 21, 2022	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)