Form 10-Q
period 2022-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2022-07-21
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 14, 2022 is shown below:

United Airlines Holdings, Inc.	326,744,698	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Passenger revenue	$10,829	$4,366	$17,177	$6,682
Cargo	574	606	1,201	1,103
Other operating revenue	709	499	1,300	907
Total operating revenue	12,112	5,471	19,678	8,692

Operating expense:
Salaries and related costs	2,836	2,276	5,623	4,500
Aircraft fuel	3,811	1,232	6,041	2,083
Landing fees and other rent	668	564	1,280	1,083
Depreciation and amortization	611	620	1,222	1,243
Regional capacity purchase	567	547	1,132	1,026
Aircraft maintenance materials and outside repairs	527	302	934	571
Distribution expenses	393	139	619	224
Aircraft rent	67	52	128	107
Special charges (credits)	112	(948)	104	(2,325)
Other operating expenses	1,642	957	3,093	1,831
Total operating expense	11,234	5,741	20,176	10,343
Operating income (loss)	878	(270)	(498)	(1,651)

Nonoperating income (expense):
Interest expense	(420)	(426)	(844)	(779)
Interest capitalized	22	22	46	39
Interest income	33	12	38	19
Unrealized gains (losses) on investments, net	(40)	147	(40)	125
Miscellaneous, net	(14)	(49)	5	(68)
Total nonoperating expense, net	(419)	(294)	(795)	(664)
Income (loss) before income tax expense (benefit)	459	(564)	(1,293)	(2,315)
Income tax expense (benefit)	130	(130)	(245)	(524)
Net income (loss)	$329	$(434)	$(1,048)	$(1,791)

Earnings (loss) per share, basic	$1.01	$(1.34)	$(3.22)	$(5.60)
Earnings (loss) per share, diluted	$1.00	$(1.34)	$(3.22)	$(5.60)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$329	$(434)	$(1,048)	$(1,791)

Other comprehensive income (loss), net of tax:
Employee benefit plans	4	12	9	26
Investments and other	(11)	—	(11)	(1)
Total other comprehensive income (loss), net of tax	(7)	12	(2)	25

Total comprehensive income (loss), net	$322	$(422)	$(1,050)	$(1,766)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,885	$18,283
Short-term investments	3,190	123
Restricted cash	43	37
Receivables, less allowance for credit losses (2022 — $31; 2021 — $28)	2,217	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022 — $578; 2021 — $546)	1,153	983
Prepaid expenses and other	883	745
Total current assets	24,371	21,834
Operating property and equipment:
Flight equipment	40,044	39,584
Other property and equipment	9,019	8,764
Purchase deposits for flight equipment	2,338	2,215
Total operating property and equipment	51,401	50,563
Less — Accumulated depreciation and amortization	(19,548)	(18,489)
Total operating property and equipment, net	31,853	32,074

Operating lease right-of-use assets	4,440	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022 — $1,451; 2021 — $1,544)	2,782	2,803
Restricted cash	204	213
Deferred income taxes	907	659
Investments in affiliates and other, less allowance for credit losses (2022 — $623; 2021 — $622)	1,297	1,420
Total other assets	9,717	9,622
Total assets	$70,381	$68,175
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,755	$2,562
Accrued salaries and benefits	1,943	2,121
Advance ticket sales	9,931	6,354
Frequent flyer deferred revenue	2,590	2,239
Current maturities of long-term debt	3,012	3,002
Current maturities of other financial liabilities	914	834
Current maturities of operating leases	543	556
Current maturities of finance leases	78	76
Other	678	560
Total current liabilities	23,444	18,304

Long-term debt	29,175	30,361
Long-term obligations under operating leases	4,997	5,152
Long-term obligations under finance leases	205	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,905	4,043
Pension liability	1,934	1,920
Postretirement benefit liability	964	1,000
Other financial liabilities	496	863
Other	1,297	1,284
Total other liabilities and deferred credits	8,596	9,110
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 326,744,101 and 323,810,825 shares at June 30, 2022 and December 31, 2021, respectively	4	4
Additional capital invested	8,970	9,156
Stock held in treasury, at cost	(3,551)	(3,814)
Retained earnings (accumulated deficit)	(515)	625
Accumulated other comprehensive loss	(944)	(942)
Total stockholders' equity	3,964	5,029
Total liabilities and stockholders' equity	$70,381	$68,175

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,167	$3,122

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(952)	(1,305)
Purchases of short-term and other investments	(3,302)	—
Proceeds from sale of short-term and other investments	215	184
Proceeds from sale of property and equipment	138	13
Other, net	(13)	(2)
Net cash used in investing activities	(3,914)	(1,110)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	212	11,116
Proceeds from equity issuance	—	532
Payments of long-term debt, finance leases and other financing liabilities	(1,795)	(4,072)
Other, net	(71)	(22)
Net cash provided by (used in) financing activities	(1,654)	7,554
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,401)	9,566
Cash, cash equivalents and restricted cash at beginning of the period	18,533	11,742
Cash, cash equivalents and restricted cash at end of the period (a)	$17,132	$21,308

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$761
Lease modifications and lease conversions	82	59
Right-of-use assets acquired through operating leases	84	214
Equity investment interest received in exchange for aircraft	42	—
Notes receivable and warrants received for entering into agreements	2	139

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$16,885	$20,838
Restricted cash — Current	43	254
Restricted cash — Non-Current	204	216
Total cash, cash equivalents and restricted cash	$17,132	$21,308

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2022	326.7	$4	$8,953	$(3,552)	$(844)	$(937)	$3,624
Net income	—	—	—	—	329	—	329
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Stock-settled share-based compensation	—	—	17	—	—	—	17
Stock issued for share-based awards, net of shares withheld for tax	—	—	—	1	—	—	1
Balance at June 30, 2022	326.7	$4	$8,970	$(3,551)	$(515)	$(944)	$3,964

Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029
Net loss	—	—	—	—	(1,048)	—	(1,048)
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Stock-settled share-based compensation	—	—	55	—	—	—	55
Stock issued for share-based awards, net of shares withheld for tax	2.9	—	(241)	263	(92)	—	(70)
Balance at June 30, 2022	326.7	$4	$8,970	$(3,551)	$(515)	$(944)	$3,964

Balance at March 31, 2021	323.6	$4	$8,923	$(3,834)	$1,239	$(1,126)	$5,206
Net loss	—	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	—	12	12
Stock-settled share-based compensation	—	—	68	—	—	—	68
Warrants issued	—	—	52	—	—	—	52
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	2	(1)	—	—
Balance at June 30, 2021	323.6	$4	$9,042	$(3,832)	$804	$(1,114)	$4,904

Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960
Net loss	—	—	—	—	(1,791)	—	(1,791)
Other comprehensive income	—	—	—	—	—	25	25
Stock-settled share-based compensation	—	—	100	—	—	—	100
Issuance of common stock	11.0	—	532	—	—	—	532
Warrants issued	—	—	99	—	—	—	99
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(55)	65	(31)	—	(21)
Balance at June 30, 2021	323.6	$4	$9,042	$(3,832)	$804	$(1,114)	$4,904

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Passenger revenue	$10,829	$4,366	$17,177	$6,682
Cargo	574	606	1,201	1,103
Other operating revenue	709	499	1,300	907
Total operating revenue	12,112	5,471	19,678	8,692

Operating expense:
Salaries and related costs	2,836	2,276	5,623	4,500
Aircraft fuel	3,811	1,232	6,041	2,083
Landing fees and other rent	668	564	1,280	1,083
Depreciation and amortization	611	620	1,222	1,243
Regional capacity purchase	567	547	1,132	1,026
Aircraft maintenance materials and outside repairs	527	302	934	571
Distribution expenses	393	139	619	224
Aircraft rent	67	52	128	107
Special charges (credits)	112	(948)	104	(2,325)
Other operating expenses	1,642	956	3,092	1,830
Total operating expense	11,234	5,740	20,175	10,342
Operating income (loss)	878	(269)	(497)	(1,650)

Nonoperating income (expense):
Interest expense	(420)	(426)	(844)	(779)
Interest capitalized	22	22	46	39
Interest income	33	12	38	19
Unrealized gains (losses) on investments, net	(40)	147	(40)	125
Miscellaneous, net	(14)	(50)	5	(69)
Total nonoperating expense, net	(419)	(295)	(795)	(665)
Income (loss) before income tax expense (benefit)	459	(564)	(1,292)	(2,315)
Income tax expense (benefit)	129	(130)	(245)	(524)
Net income (loss)	$330	$(434)	$(1,047)	$(1,791)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$330	$(434)	$(1,047)	$(1,791)

Other comprehensive income (loss), net of tax:
Employee benefit plans	4	12	9	26
Investments and other	(11)	—	(11)	(1)
Total other comprehensive income (loss), net of tax	(7)	12	(2)	25

Total comprehensive income (loss), net	$323	$(422)	$(1,049)	$(1,766)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,885	$18,283
Short-term investments	3,190	123
Restricted cash	43	37
Receivables, less allowance for credit losses (2022 — $31; 2021 — $28)	2,217	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022 — $578; 2021 — $546)	1,153	983
Prepaid expenses and other	883	745
Total current assets	24,371	21,834
Operating property and equipment:
Flight equipment	40,044	39,584
Other property and equipment	9,019	8,764
Purchase deposits for flight equipment	2,338	2,215
Total operating property and equipment	51,401	50,563
Less — Accumulated depreciation and amortization	(19,548)	(18,489)
Total operating property and equipment, net	31,853	32,074

Operating lease right-of-use assets	4,440	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022 — $1,451; 2021 — $1,544)	2,782	2,803
Restricted cash	204	213
Deferred income taxes	878	631
Investments in affiliates and other, less allowance for credit losses (2022 — $623; 2021 —$622)	1,297	1,420
Total other assets	9,688	9,594
Total assets	$70,352	$68,147

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$3,755	$2,562
Accrued salaries and benefits	1,943	2,121
Advance ticket sales	9,931	6,354
Frequent flyer deferred revenue	2,590	2,239
Current maturities of long-term debt	3,012	3,002
Current maturities of other financial liabilities	914	834
Current maturities of operating leases	543	556
Current maturities of finance leases	78	76
Other	680	563
Total current liabilities	23,446	18,307

Long-term debt	29,175	30,361
Long-term obligations under operating leases	4,997	5,152
Long-term obligations under finance leases	205	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,905	4,043
Pension liability	1,934	1,920
Postretirement benefit liability	964	1,000
Other financial liabilities	496	863
Other	1,297	1,284
Total other liabilities and deferred credits	8,596	9,110
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2022 and December 31, 2021	—	—
Additional capital invested	373	317
Retained earnings	1,930	2,977
Accumulated other comprehensive loss	(944)	(942)
Payable to parent	2,574	2,646
Total stockholder's equity	3,933	4,998
Total liabilities and stockholder's equity	$70,352	$68,147

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,096	$3,101

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(952)	(1,305)
Purchases of short-term and other investments	(3,302)	—
Proceeds from sale of short-term and other investments	215	184
Proceeds from sale of property and equipment	138	13
Other, net	(13)	(2)
Net cash used in investing activities	(3,914)	(1,110)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	212	11,116
Proceeds from issuance of parent company stock	—	532
Payments of long-term debt, finance leases and other financing liabilities	(1,795)	(4,072)
Other, net	—	(1)
Net cash provided by (used in) financing activities	(1,583)	7,575
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,401)	9,566
Cash, cash equivalents and restricted cash at beginning of the period	18,533	11,742
Cash, cash equivalents and restricted cash at end of the period (a)	$17,132	$21,308

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$761
Lease modifications and lease conversions	82	59
Right-of-use assets acquired through operating leases	84	214
Equity investment interest received in exchange for aircraft	42	—
Notes receivable and warrants received for entering into agreements	2	139

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$16,885	$20,838
Restricted cash — Current	43	254
Restricted cash — Non-Current	204	216
Total cash, cash equivalents and restricted cash	$17,132	$21,308

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at March 31, 2022	$355	$1,600	$(937)	$2,575	$3,593
Net income	—	330	—	—	330
Other comprehensive loss	—	—	(7)	—	(7)
Stock-settled share-based compensation	18	—	—	—	18
Other	—	—	—	(1)	(1)
Balance at June 30, 2022	$373	$1,930	$(944)	$2,574	$3,933

Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998
Net loss	—	(1,047)	—	—	(1,047)
Other comprehensive loss	—	—	(2)	—	(2)
Stock-settled share-based compensation	56	—	—	—	56
Other	—	—	—	(72)	(72)
Balance at June 30, 2022	$373	$1,930	$(944)	$2,574	$3,933

Balance at March 31, 2021	$117	$3,582	$(1,126)	$2,602	$5,175
Net loss	—	(434)	—	—	(434)
Other comprehensive income	—	—	12	—	12
Stock-settled share-based compensation	68	—	—	—	68
Other	—	—	—	51	51
Balance at June 30, 2021	$185	$3,148	$(1,114)	$2,653	$4,872

Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928
Net loss	—	(1,791)	—	—	(1,791)
Other comprehensive income	—	—	25	—	25
Stock-settled share-based compensation	100	—	—	—	100
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	78	78
Balance at June 30, 2021	$185	$3,148	$(1,114)	$2,653	$4,872

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
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic (U.S. and Canada)	$7,819	$3,767	$12,905	$5,878
Atlantic	2,481	585	3,570	995
Latin America	1,195	727	2,104	1,119
Pacific	617	392	1,099	700
Total	$12,112	$5,471	$19,678	$8,692
Advance Ticket Sales. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on electronic travel certificates ("ETCs") and future flight credits ("FFCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. ETCs are valid up to one year from the date of issuance; however, all ETCs issued on or before December 31, 2022 have been extended to December 31, 2023. FFCs are valid for 12 months from the original ticket date; however, all FFCs issued on or before December 31, 2022 have been extended to December 31, 2023. The Company is unable to estimate the amount of the ETCs and FFCs that will be used within the next 12 months and has classified the entire amount of the Advance ticket sales liability in current liabilities even though some of the ETCs and FFCs could be used after the next 12 months.
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
In the three and six months ended June 30, 2022, the Company recognized approximately $4.2 billion and $2.6 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. In the three and six months ended June 30, 2021, the Company recognized approximately $1.5 billion and $1.4 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.

Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $0.9 billion and $1.5 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2022, respectively. The Company recorded $0.5 billion and $0.8 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2021, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Frequent flyer deferred revenue - beginning balance	$6,417	$6,109	$6,282	$5,975
Total miles awarded	666	360	1,143	632
Travel miles redeemed	(566)	(267)	(888)	(390)
Non-travel miles redeemed	(22)	(17)	(42)	(32)
Total Frequent flyer deferred revenue - ending balance	$6,495	$6,185	$6,495	$6,185
In the three and six months ended June 30, 2022, the Company recognized, in Other operating revenue, $0.6 billion and $1.1 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. co-brand agreement. The Company recognized $0.4 billion and $0.8 billion, respectively, in the three and six months ended June 30, 2021, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months.
NOTE 2 — EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Earnings (loss) available to common stockholders	$329	$(434)	$(1,048)	$(1,791)

Basic weighted-average shares outstanding	326.7	323.6	325.9	320.1
Dilutive effect of employee stock awards	1.7	—	—	—
Dilutive effect of stock warrants	1.9	—	—	—
Diluted weighted-average shares outstanding	330.3	323.6	325.9	320.1

Earnings (loss) per share, basic	$1.01	$(1.34)	$(3.22)	$(5.60)
Earnings (loss) per share, diluted	$1.00	$(1.34)	$(3.22)	$(5.60)

Potentially dilutive securities (a)
Stock warrants	1.5	—	1.5	0.3
Employee stock awards	0.7	0.7	0.7	0.7
(a) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at March 31, 2022	$(839)		$—	$(98)	$(937)
Changes in value	6		(14)	2	(6)
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at June 30, 2022	$(834)		$(14)	$(96)	$(944)

Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
Changes in value	14		(14)	(1)	(1)
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at June 30, 2022	$(834)		$(14)	$(96)	$(944)

Balance at March 31, 2021	$(1,084)		$1	$(43)	$(1,126)
Changes in value	11		—	(2)	9
Amounts reclassified to earnings	5	(b)	—	(2)	3
Balance at June 30, 2021	$(1,068)		$1	$(47)	$(1,114)

Balance at December 31, 2020	$(1,102)		$2	$(39)	$(1,139)
Changes in value	24		(1)	(5)	18
Amounts reclassified to earnings	10	(b)	—	(3)	7
Balance at June 30, 2021	$(1,068)		$1	$(47)	$(1,114)
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
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three and six months ended June 30, 2022 were 28.3% and 18.9%, respectively. The effective tax rates for the three and six months ended June 30, 2021 were 23.0% and 22.6%, respectively. The effective tax rate represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. We believe that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 5 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2022	2021	2022	2021
Service cost	$51	$60	$2	$3	Salaries and related costs
Interest cost	47	46	8	7	Miscellaneous, net
Expected return on plan assets	(76)	(71)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	31	42	(4)	(7)	Miscellaneous, net
Amortization of prior service credit	—	—	(28)	(31)	Miscellaneous, net
Other	—	1	—	—	Miscellaneous, net
Total	$53	$78	$(23)	$(29)
The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2022	2021	2022	2021
Service cost	$102	$120	$4	$5	Salaries and related costs
Interest cost	94	92	15	13	Miscellaneous, net
Expected return on plan assets	(154)	(142)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	61	85	(7)	(14)	Miscellaneous, net
Amortization of prior service credit	—	—	(56)	(62)	Miscellaneous, net
Special termination benefits	—	—	—	46	Miscellaneous, net
Other	1	1	—	—	Miscellaneous, net
Total	$104	$156	$(45)	$(13)
During the first quarter of 2021, the Company offered special separation benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies are in the form of a one-time contribution to a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees. As a result, the Company recorded $46 million for those additional benefits.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$16,885	$16,885	$—	$—	$18,283	$18,283	$—	$—
Restricted cash - current	43	43	—	—	37	37	—	—
Restricted cash - non-current	204	204	—	—	213	213	—	—
Short-term investments:
Corporate debt	43	—	43	—	95	—	95	—
Asset-backed securities	163	—	163	—	26	—	26	—
U.S. government and agency notes	2,984	—	2,984	—	2	—	2	—
Long-term investments:
Equity securities	142	142	—	—	229	229	—	—
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
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of approximately one year or less.
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
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	June 30, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$32,187	$30,020	$—	$25,089	$4,931	$33,363	$34,550	$—	$29,088	$5,462
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term investments and Equity securities	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Investments in Regional Carriers. As of June 30, 2022, United holds investments in two regional carriers that fly for the Company as United Express under its capacity purchase agreements. The combined carrying value of the investments was approximately $178 million as of June 30, 2022. United accounts for each investment using the equity method. During the second quarter of 2022, United divested its investment in ManaAir, LLC, the parent company of ExpressJet Airlines LLC.

Other Investments. United holds equity investments in a number of companies with emerging technologies and sustainable solutions. United also has equity investments in Avianca Group International Limited, a multinational airline holding company, and JetSuiteX, Inc., an independent air carrier doing business as JSX. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2022, the carrying value of these investments was $331 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of June 30, 2022, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	364	50	109	205
Boeing 787	8	8	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Furthermore, Boeing notified United that seven Boeing 737 MAX aircraft and three Boeing 787 aircraft scheduled for delivery in 2022, as shown in the table above, are now expected to deliver in 2023.
In the first half of 2022, United gave notice of its intent to exercise options to purchase, in 2023, eight Boeing 737 MAX aircraft that are currently leased under sale and leaseback arrangements.
The table below summarizes United's commitments as of June 30, 2022, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments (in billions):

Last six months of 2022	$4.8
2023	7.8
2024	5.4
2025	4.4
2026	3.4
After 2026	8.8
$34.6
Legal Contingencies. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of June 30, 2022, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of the contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. The Company records liabilities for legal claims when it is probable that a loss will be incurred and the amount is reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.
During the three months ended June 30, 2022, the Company recorded charges of $94 million as a result of a number of recent decisions, including one involving another carrier, that appear to impact the Company's ability to successfully assert, in certain cases, that federal law preempts state and local laws that conflict with union contracts and/or federal requirements.
Guarantees. As of June 30, 2022, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2041.
As of June 30, 2022, United is the guarantor of $99 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2022, the Company had $13.1 billion of floating rate debt with remaining terms of up to approximately 10 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 10 years and an aggregate balance of $9.9 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments (collectively, "Unrestricted Liquidity"). The Company's level of Unrestricted Liquidity as of June 30, 2022 is substantially in excess of these minimum levels.
Labor. As of June 30, 2022, the Company had approximately 91,200 employees, of whom approximately 85% were represented by various U.S. labor organizations. This total includes employees who elected to voluntarily separate from the Company pursuant to voluntary leave programs and voluntary separation programs offered in 2020 and 2021 but who were still on pre-separation leave of absence with pay and benefits as of June 30, 2022.
NOTE 8 — DEBT
As of June 30, 2022, we had $1.75 billion undrawn and available under our revolving credit facility.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2022, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including $447 million of unamortized debt discount, premiums and debt issuance costs) at June 30, 2022 under then-outstanding long-term debt agreements (in millions):

Last six months of 2022	$1,519
2023	2,929
2024	3,908
2025	3,375
2026	5,148
After 2026	15,755
$32,634
In the second quarter of 2022, United borrowed $220 million aggregate principal amount from a financial institution to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2034 and have interest rates of 4%.

NOTE 9 — SPECIAL CHARGES (CREDITS)
For the three and six months ended June 30, operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CARES Act grant	$—	$(1,079)	$—	$(2,889)
Severance and benefit costs	—	11	—	428
Impairment of assets	—	59	—	59
(Gains) losses on sale of assets and other special charges	112	61	104	77
Total operating special charges (credits)	112	(948)	104	(2,325)
Nonoperating unrealized (gains) losses on investments, net	40	(147)	40	(125)
Nonoperating debt extinguishment and modification fees	—	62	7	62
Nonoperating special termination benefits	—	—	—	46
Total nonoperating special charges and unrealized (gains) losses on investments, net	40	(85)	47	(17)
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	152	(1,033)	151	(2,342)
Income tax (benefit) expense, net of valuation allowance	(10)	203	(10)	494
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$142	$(830)	$141	$(1,848)
2022
(Gains) losses on sale of assets and other special charges. During the three and six months ended June 30, 2022, the Company recorded $112 million and $104 million, respectively, of net charges primarily comprised of $94 million for various legal matters. See Note 7 of this report for a discussion of the legal matters.
Nonoperating unrealized (gains) losses on investments, net. During the three and six months ended June 30, 2022, the Company recorded losses of $40 million.
Nonoperating debt extinguishment and modifications fees. During the six months ended June 30, 2022, the Company recorded $7 million of charges primarily related to the early redemption of $400 million of its outstanding principal amount of the 4.25% senior notes due 2022.
2021
CARES Act grant. During the six months ended June 30, 2021, the Company received approximately $5.8 billion in funding pursuant to two Payroll Support Program Extension Agreements (collectively, the "PSP2 and PSP3 Agreements") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which included approximately $1.7 billion aggregate principal amount of unsecured promissory notes. The Company recorded $1.1 billion and $2.9 billion as grant income in Special charges (credits) during the three and six months ended June 30, 2021, respectively. The Company also recorded $52 million and $99 million for warrants to purchase shares of UAL common stock issued to the U.S. Treasury Department as part of the PSP2 and PSP3 Agreements, within stockholders' equity, as an offset to the grant income in the three and six months ended June 30, 2021, respectively.
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
Nonoperating unrealized (gains) losses on investments, net. During the three and six months ended June 30, 2021, the Company recorded $147 million and $125 million of gains, respectively.
Nonoperating debt extinguishment and modification fees. During the three and six months ended June 30, 2021, the Company recorded $62 million of charges for fees and discounts related to the issuance of a new term loan and revolving credit facility and the prepayment of a CARES Act loan and a 2017 term loan and revolving credit facility.
Nonoperating special termination benefits. During the six months ended June 30, 2021, as part of the first quarter 2021 voluntary leave programs, the Company recorded $46 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution into a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees.

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
Given the more significant impact of the COVID-19 pandemic on our business and operating results in 2020 and 2021, we believe that a comparison of our second quarter 2022 results to second quarter of 2019 results for certain key metrics in this financial overview discussion is more reflective of the impact of the pandemic.
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Economic and Market Factors" and "Forward-Looking Information" and in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). The Company discusses certain non-GAAP forward-looking projections and is unable to predict certain items contained in the corresponding GAAP measures without unreasonable efforts; refer to "Supplemental Information" below for further details. The results presented in this report are not necessarily indicative of future operating results.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the adverse impacts of the ongoing COVID-19 global pandemic; the execution risks associated with our United Next plan; the impact on the Company of significant operational challenges by third parties on which we rely; inflationary pressures; potential labor and supply chain shortages affecting us and our partners; volatile fuel prices; aircraft delivery delays; the closure of our flying airspace and termination of other operations due to regional conflicts, including the continuation of the suspension of our overflying in Russia airspace as well as third-party general sales agent services in Russia as a result of the Russia-Ukraine military conflict and/or an escalation of the broader economic consequences of the conflict beyond their current scope; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments, including as a result of those factors discussed in Item 1A. Risk Factors in the 2021 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. For instance, we have delayed a portion of our previously planned capacity increases for full year 2022 and 2023 in response to several factors and trends noted above and may need to implement further modifications. However, we believe that the long-term outlook for the Company remains positive due to the expected continued return of travel demand. We believe that this expected long-term increase in demand will offset increased costs and that the expected operational challenges can be managed in a manner that will allow us to support increased demand.
Impact of the COVID-19 Pandemic. The COVID-19 pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity. The Company has seen increasing demand for travel both domestically and in countries where entry is permitted; however, as the situation surrounding the COVID-19 pandemic remains fluid, with intermittent periods of decelerated demand that have coincided with surges in the number of COVID-19 cases, it remains difficult to reasonably assess or predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the long-term recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the efficacy and availability of various treatment options, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines or treatment options, and the continuation of existing or implementation of new government travel restrictions and testing requirements), customer behavior changes and fluctuations in demand for air travel, among others. The COVID-19 pandemic and the measures taken in response may continue to impact many aspects of our business, operating results, financial condition and liquidity in a number of ways, including labor shortages (including reductions in available skilled labor and related impacts to the Company's flight schedules and reputation), facility closures and related costs, disruptions to the Company's and its business partners' operations, reduced travel demand and consumer spending, increased fuel and other operating costs, supply chain disruptions, logistics constraints, inflation, volatility in the price of our securities, our ability to access capital markets and volatility in the global economy and financial markets generally.
We operated at approximately 85% of our second quarter 2019 capacity during the second quarter of 2022. At the beginning of the COVID-19 pandemic, we suspended portions of our international operations, but we resumed service to several international destinations as travel restrictions were eased and demand for travel increased. The Company is taking steps to be prepared for recovery as demand for travel continues to generally increase, which include investing in innovative technology, focusing on process improvements and implementing the United Next transformative strategy.
We have also taken steps to strengthen our financial position during this period of market uncertainty, which has resulted in an increase of our overall debt levels. As of June 30, 2022, unrestricted cash, cash equivalents and short-term investments totaled $20.1 billion, an increase of approximately $14.6 billion from June 30, 2019. We had approximately $39.4 billion of debt, finance lease, operating lease and sale-leaseback obligations as of June 30, 2022 (including $4.5 billion that will become due in the next 12 months), up from approximately $20.2 billion as of June 30, 2019.
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
Strategic Operating Plan Execution. In the second quarter of 2021, United announced its United Next plan, which we believe will have a transformational effect on the customer experience and earnings power of the business. We continued executing our United Next plan during the second quarter of 2022. We believe United Next will allow us to differentiate our network and segment our products with a greater premium offering, while also maintaining fare competitiveness with low-cost carriers.
Second Quarter 2022 Overview
Capacity. Relative to the second quarter of 2019, the Company operated approximately 85% of its capacity for the second quarter of 2022 compared to approximately 54% of its capacity in the second quarter of 2021.

Operating revenue. For the second quarter of 2022, operating revenue increased by $0.7 billion, or 6.2%, versus the second quarter of 2019 and increased by $6.6 billion, or 121.4%, versus the second quarter of 2021 due to the ongoing recovery from the COVID-19 pandemic.
Operating expense. For the second quarter of 2022, operating expense increased by $1.3 billion, or 13.1%, versus the second quarter of 2019 and by $5.5 billion, or 95.7%, versus the second quarter of 2021 mostly due to a $2.6 billion increase in fuel costs, a $1.1 billion in Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") grant in the prior year period that did not repeat and other increased operating costs from flight activity. We expect fuel costs to remain elevated or increase further throughout 2022.
Third Quarter 2022 Outlook
Capacity. The Company expects its scheduled capacity to be down approximately 11% in the third quarter of 2022 as compared to the same period in 2019.
Total operating revenue and total revenue per available seat mile ("TRASM"). The Company expects total operating revenue to increase approximately 11% and TRASM to increase approximately 24% to 26% in the third quarter of 2022 as compared to the same period in 2019.
Adjusted cost per available seat mile ("CASM-ex"). The Company expects CASM-ex (a non-GAAP financial measure defined as cost or operating expense per available seat mile ("CASM") excluding fuel, profit sharing, third-party business expense and special charges (credits)) to increase approximately 16% to 17% in the third quarter of 2022 as compared to the same period in 2019.
Adjusted operating margin. The Company expects adjusted operating margin (a non-GAAP financial measure defined as operating margin excluding special charges (credits)) of approximately 10% for the third quarter of 2022.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended June 30, 2022, as compared to the corresponding period in 2021.
Second Quarter 2022 Compared to Second Quarter 2021
The Company recorded net income of $329 million for the second quarter of 2022 as compared to a net loss of $434 million for the second quarter of 2021. The Company considers a key measure of its performance to be operating income, which was $878 million for the second quarter of 2022 as compared to an operating loss of $270 million for the second quarter of 2021. Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Operating revenue	$12,112	$5,471	$6,641	121.4
Operating expense	11,234	5,741	5,493	95.7
Operating income (loss)	878	(270)	1,148	NM
Nonoperating expense, net	(419)	(294)	125	42.5
Income tax expense (benefit)	130	(130)	260	NM
Net income (loss)	$329	$(434)	$763	NM

Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2022	2021	Increase (Decrease)	% Change
Passengers (thousands) (a)	37,923	23,909	14,014	58.6
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	54,302	28,514	25,788	90.4
Available seat miles ("ASMs" or "capacity") (millions) (c)	62,605	39,613	22,992	58.0
Passenger load factor (d)	86.7%	72.0%	14.7 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	17.30	11.02	6.28	57.0
TRASM (cents)	19.35	13.81	5.54	40.1
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.94	15.31	4.63	30.2
Cargo revenue ton miles ("CTM") (millions) (f)	752	892	(140)	(15.7)
CASM (cents)	17.94	14.49	3.45	23.8
CASM-ex (Non-GAAP) (cents) (g)	11.62	13.70	(2.08)	(15.2)
Average price per gallon of fuel, including fuel taxes	$4.18	$1.97	$2.21	112.2
Fuel gallons consumed (millions)	912	625	287	45.9
Employee headcount, as of June 30	91,200	84,400	6,800	8.1
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Passenger revenue	$10,829	$4,366	$6,463	148.0
Cargo	574	606	(32)	(5.3)
Other operating revenue	709	499	210	42.1
Total operating revenue	$12,112	$5,471	$6,641	121.4
The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2021:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$3,866	$1,849	$296	$452	$6,463
Passenger revenue	117.6%	572.4%	224.2%	72.6%	148.0%
Average fare per passenger	42.8%	28.1%	(2.4)%	37.6%	56.4%
Yield	37.2%	47.6%	(19.2)%	21.4%	30.2%
PRASM	48.0%	166.0%	124.8%	48.2%	57.0%
Passengers	52.4%	424.8%	232.2%	25.4%	58.6%
RPMs	58.6%	355.5%	301.0%	42.2%	90.4%
ASMs	47.0%	152.6%	44.3%	16.4%	58.0%
Passenger load factor (points)	6.6	37.5	42.8	15.6	14.7
Passenger revenue increased $6.5 billion, or 148.0%, in the second quarter of 2022 as compared to the year-ago period, primarily due to the ongoing recovery in air travel that was impacted by the COVID-19 pandemic and strength in the pricing environment as a result of inflationary pressures on fuel prices and other costs.

Cargo revenue decreased $32 million, or 5.3%, in the second quarter of 2022 as compared to the year-ago period, primarily due to lower yields due to an increase in market capacity and a decrease in available cargo space due to higher passenger loads and flight cancellations.
Other operating revenue increased $210 million, or 42.1%, in the second quarter of 2022 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending recovery with the co-branded credit card partner, JPMorgan Chase Bank, N.A.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Salaries and related costs	$2,836	$2,276	$560	24.6
Aircraft fuel	3,811	1,232	2,579	209.3
Landing fees and other rent	668	564	104	18.4
Depreciation and amortization	611	620	(9)	(1.5)
Regional capacity purchase	567	547	20	3.7
Aircraft maintenance materials and outside repairs	527	302	225	74.5
Distribution expenses	393	139	254	182.7
Aircraft rent	67	52	15	28.8
Special charges (credits)	112	(948)	1,060	NM
Other operating expenses	1,642	957	685	71.6
Total operating expenses	$11,234	$5,741	$5,493	95.7
Salaries and related costs increased $560 million, or 24.6%, in the second quarter of 2022 as compared to the year-ago period primarily due to an increase in headcount, higher flight activity in the second quarter of 2022 and $108 million of Employee Retention Credits under the CARES Act in the second quarter 2021 that did not occur in the current period, among other factors.
Aircraft fuel expense increased by $2.6 billion, or 209.3%, in the second quarter of 2022 as compared to the year-ago period, due to both a higher average price per gallon of fuel and increased consumption from higher flight activity. We expect elevated fuel prices to continue or increase further throughout 2022.
The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended June 30, 2022 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2022	2021	% Change	2022	2021	% Change
Fuel expense	$3,811	$1,232	209.3%	$4.18	$1.97	112.2%
Fuel consumption (gallons)	912	625	45.9%
Landing fees and other rent increased $104 million, or 18.4%, in the second quarter of 2022 as compared to the year-ago period, primarily due to increases in landed weight volume as a result of increased flight activity.
Aircraft maintenance materials and outside repairs increased $225 million, or 74.5%, in the second quarter of 2022 as compared to the year-ago period, primarily due to higher volumes of flying and increased engine overhauls, airframe checks, and landing gear inductions.
Distribution expenses increased $254 million, or 182.7%, in the second quarter of 2022 as compared to the year-ago period, primarily due to higher credit card fees and higher volumes of global distribution fees as a result of the overall increase in passenger revenue.

Details of the Company's special charges (credits) include the following for the three months ended June 30 (in millions):

	2022	2021
CARES Act grant	$—	$(1,079)
Severance and benefit costs	—	11
Impairment of assets	—	59
(Gains) losses on sale of assets and other special charges	112	61
Special charges (credits)	$112	$(948)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $685 million, or 71.6%, in the second quarter of 2022 as compared to the year ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings, navigation fees and personnel-related costs as a direct result of the increase in flight activity and higher expenditures on information technology services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Interest expense	$(420)	$(426)	$(6)	(1.4)
Interest capitalized	22	22	—	—
Interest income	33	12	21	175.0
Unrealized gains (losses) on investments, net	(40)	147	(187)	NM
Miscellaneous, net	(14)	(49)	(35)	(71.4)
Total	$(419)	$(294)	$125	42.5
Unrealized losses on investments, net, was $40 million in the second quarter of 2022 as compared to $147 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net decreased $35 million in the second quarter of 2022 as compared to the year-ago period, primarily due to debt extinguishment and modification fees recorded in 2021 partially offset by higher foreign exchange losses recorded in 2022. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information related to debt extinguishment and modification fees.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2022 Compared to First Six Months 2021
The Company recorded a net loss of $1.0 billion in the first six months of 2022 as compared to a net loss of $1.8 billion in the first six months of 2021. The Company considers a key measure of its performance to be operating income (loss), which was a $498 million loss for the first six months of 2022, as compared to a $1.7 billion loss for the first six months of 2021, an approximately $1.2 billion decrease year-over-year, primarily as a result of increased demand for air travel. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Operating revenue	$19,678	$8,692	$10,986	126.4
Operating expense	20,176	10,343	9,833	95.1
Operating loss	(498)	(1,651)	(1,153)	(69.8)
Nonoperating expense, net	(795)	(664)	131	19.7
Income tax benefit	(245)	(524)	(279)	(53.2)
Net loss	$(1,048)	$(1,791)	$(743)	(41.5)

Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2022	2021	Increase (Decrease)	% Change
Passengers (thousands)	67,256	38,583	28,673	74.3
RPMs (millions)	92,946	45,762	47,184	103.1
ASMs (millions)	115,869	69,983	45,886	65.6
Passenger load factor	80.2%	65.4%	14.8 pts.	N/A
PRASM (cents)	14.82	9.55	5.27	55.2
TRASM (cents)	16.98	12.42	4.56	36.7
Yield (cents)	18.48	14.60	3.88	26.6
CTM (millions)	1,543	1,657	(114)	(6.9)
CASM (cents)	17.41	14.78	2.63	17.8
CASM-ex (Non-GAAP) (cents) (a)	12.05	15.05	(3.00)	(19.9)
Average price per gallon of fuel, including fuel taxes	$3.58	$1.87	$1.71	91.4
Fuel gallons consumed (millions)	1,687	1,115	572	51.3
Employee headcount, as of June 30	91,200	84,400	6,800	8.1
(a) See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Passenger revenue	$17,177	$6,682	$10,495	157.1
Cargo	1,201	1,103	98	8.9
Other operating revenue	1,300	907	393	43.3
Total operating revenue	$19,678	$8,692	$10,986	126.4
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Increase (decrease) from 2021:
	Domestic	Atlantic	Pacific	Latin	Consolidated
Passenger revenue (in millions)	$6,664	$2,454	$434	$943	$10,495
Passenger revenue	133.3%	463.9%	196.4%	101.2%	157.1%
Average fare per passenger	38.6%	23.5%	(7.2)%	30.3%	47.5%
Yield	31.2%	45.5%	(20.3)%	17.3%	26.6%
PRASM	46.1%	142.8%	86.5%	54.0%	55.2%
Passengers	68.3%	356.4%	219.4%	54.4%	74.3%
RPMs	77.7%	287.3%	271.8%	71.4%	103.1%
ASMs	59.6%	132.2%	58.7%	30.6%	65.6%
Passenger load factor (points)	8.6	31.3	29.2	19.1	14.8
Passenger revenue increased $10.5 billion, or 157.1%, in the first six months of 2022 as compared to the year-ago period, primarily due to the ongoing recovery in air travel which was impacted by the COVID-19 pandemic and strength in the pricing environment as a result of inflationary pressures on fuel prices and other costs.
Cargo revenue increased $98 million, or 8.9%, in the first six months of 2022 as compared to the year-ago period, primarily due to higher yields on freight revenue from strong global demand in the first quarter of 2022.
Other operating revenue increased $393 million, or 43.3%, in the first six months of 2022 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending recovery with our co-branded credit card partner, JPMorgan Chase Bank, N.A.

Operating Expenses. The table below includes data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Salaries and related costs	$5,623	$4,500	$1,123	25.0
Aircraft fuel	6,041	2,083	3,958	190.0
Landing fees and other rent	1,280	1,083	197	18.2
Depreciation and amortization	1,222	1,243	(21)	(1.7)
Regional capacity purchase	1,132	1,026	106	10.3
Aircraft maintenance materials and outside repairs	934	571	363	63.6
Distribution expenses	619	224	395	176.3
Aircraft rent	128	107	21	19.6
Special charges (credits)	104	(2,325)	2,429	NM
Other operating expenses	3,093	1,831	1,262	68.9
Total operating expenses	$20,176	$10,343	$9,833	95.1
Salaries and related costs increased $1.1 billion, or 25.0%, in the first six months of 2022 as compared to the year-ago period, primarily due to increased headcount, volume-driven pay from increased flight activity and $348 million of Employee Retention Credits under the CARES Act in the first six months of 2021 that did not occur in the current period, among other factors.
Aircraft fuel expense increased $4.0 billion, or 190.0%, in the first six months of 2022 as compared to the year-ago period, primarily due to both a higher average price per gallon of fuel and increased consumption from higher flight activity. We expect elevated fuel prices to continue throughout 2022.
The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2022, as compared to the year-ago period:

	(In millions)			Average price per gallon
	2022	2021	% Change	2022	2021	% Change
Fuel expense	$6,041	$2,083	190.0%	$3.58	$1.87	91.4%
Fuel consumption (gallons)	1,687	1,115	51.3%
Landing fees and other rent increased $197 million, or 18.2%, in the first six months of 2022 as compared to the year-ago period, primarily due to an increase in capacity-based rent and landing fees.
Aircraft maintenance materials and outside repairs increased $363 million, or 63.6%, in the first six months of 2022 as compared to the year-ago period, primarily due to higher volumes of flying that resulted in increased engine overhauls, airframe checks, and line maintenance.
Distribution expenses increased $395 million, or 176.3%, in the first six months of 2022 as compared to the year-ago period, primarily due to higher credit card fees and commissions and higher volume of global distribution fees as a result of the overall increase in passenger revenue. Distribution expenses were also impacted by the mix of leisure travel and business travel, which requires the use of different distribution channels and forms of payment.
Details of the Company's special charges (credits) include the following for the six months ended June 30 (in millions):

	2022	2021
CARES Act grant	$—	$(2,889)
Severance and benefit costs	—	428
Impairment of assets	—	59
(Gains) losses on sale of assets and other special charges	104	77
Special charges (credits)	$104	$(2,325)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).

Other operating expenses increased $1.3 billion, or 68.9%, in the first six months of 2022 as compared to the year-ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings, navigation fees and personnel-related costs as a direct result of the increase in flight activity and higher expenditures on information technology services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Interest expense	$(844)	$(779)	$65	8.3
Interest capitalized	46	39	7	17.9
Interest income	38	19	19	100.0
Unrealized gains (losses) on investments, net	(40)	125	(165)	NM
Miscellaneous, net	5	(68)	(73)	NM
Total	$(795)	$(664)	$131	19.7
Interest expense increased $65 million, or 8.3%, in the first six months of 2022 as compared to the year-ago period, primarily due to higher outstanding long-term debt balances than the year-ago period.
Unrealized losses on investments, net, was $40 million in the first six months of 2022 as compared to $125 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net decreased $73 million in the first six months of 2022 as compared to the year-ago period, primarily due to special termination benefits related to voluntary separation programs and debt extinguishment and modification fees recorded in the first six months of 2021 partially offset by higher foreign exchange losses recorded in 2022. See Notes 5 and 9 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2022, the Company had $20.1 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $18.4 billion at December 31, 2021. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are each managed efficiently. While we have been able to access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines, we must return to sustained profitability in order to service our debt and maintain appropriate liquidity levels for our long-term operating needs.
The Company has a $1.75 billion revolving credit facility (the "Revolving Credit Facility") expiring April 21, 2025 (subject to customary extension rights). The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the facility at June 30, 2022.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2022, the Company had approximately $39.4 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $4.5 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2022, UAL and United were in compliance with their respective debt covenants. As of June 30, 2022, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
For 2022, the Company expects approximately $5.2 billion of adjusted capital expenditures (a non-GAAP financial measure defined as GAAP capital expenditures including expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities). The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See "Supplemental Information" for additional information on non-GAAP financial measures and Note 7 to the financial statements included in Part I, Item I of this report for additional information on commitments.
As of June 30, 2022, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	364	50	109	205
Boeing 787	8	8	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Furthermore, Boeing notified United that seven Boeing 737 MAX aircraft and three Boeing 787 aircraft scheduled for delivery in 2022, as shown in the table above, are now expected to deliver in 2023.
The table below summarizes the Company's commitments as of June 30, 2022, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments (in billions):

Last six months of 2022	$4.8
2023	7.8
2024	5.4
2025	4.4
2026	3.4
After 2026	8.8
$34.6
Sources and Uses of Cash
The following table summarizes our cash flows for the six months ended June 30 (in millions):

	2022	2021	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$4,167	$3,122	$1,045
Investing activities	(3,914)	(1,110)	2,804
Financing activities	(1,654)	7,554	(9,208)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,401)	$9,566	$(10,967)

Operating Activities. Cash flows provided by operations increased $1.0 billion in the first six months of 2022 as compared to the year-ago period, primarily due to an improvement in operating income (loss) as demand for air travel continued to recover.
Investing Activities. Cash flows used in investing activities increased $2.8 billion in the first six months of 2022 as compared to the year-ago period, primarily due to the purchase of short-term and other investments.
Financing Activities. Significant financing events in the six months ended June 30, 2022 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the six months ended June 30, 2022, the Company made payments for debt, finance leases, and other financing liabilities of $1.8 billion. During the six months ended June 30, 2021, the Company made payments for debt, finance leases and other financing liabilities of $4.1 billion, primarily for repayments of $1.4 billion aggregate principal amount outstanding under a 2017 term loan facility, $1.0 billion aggregate principal amount outstanding under a 2017 revolving credit facility and $520 million aggregate principal amount outstanding under a CARES Act loan.
Debt Issuances. During the six months ended June 30, 2022, United received and recorded $220 million from aircraft financings.
During the six months ended June 30, 2021, United received and recorded:
•$1.7 billion from senior unsecured notes under the Payroll Support Program Extension Agreements of the CARES Act;
•$600 million of proceeds as debt from the enhanced equipment trust certificates pass-through trusts established in February 2021;
•$5.0 billion from a new term loan; and
•$4.0 billion from the 4.375% senior secured notes due 2026 and 4.625% senior secured notes due 2029.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.
Commitments, Contingencies and Liquidity Matters. As described in the 2021 Form 10-K, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments, contingencies and the ongoing COVID-19 pandemic.
See the 2021 Form 10-K and Notes 5, 6, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.
Supplemental Information
The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including CASM-ex, adjusted operating margin and adjusted capital expenditures. The Company has provided CASM-ex, adjusted operating margin and adjusted capital expenditures, non-GAAP financial measures that are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. Management believes that adjusting CASM and operating margin for special charges (credits) is useful to investors because special charges (credits) are not indicative of UAL's ongoing performance. Management also believes that excluding third-party business expenses, such as expenses associated with maintenance and ground handling for third parties, from CASM provides more meaningful disclosure because these expenses are not directly related to the Company's core business. Management also believes that excluding fuel costs from CASM is useful to investors because it provides an additional measure of management's performance excluding the effects of a significant cost item over which management has limited influence. Management also believes that excluding profit sharing from CASM allows investors to better understand and analyze the Company's operating cost performance and provides a more meaningful comparison of our core operating costs to the airline industry. The Company believes that adjusting capital expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities is useful to investors in order to appropriately reflect the total amounts spent on capital expenditures.

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
The Company is not providing targets for CASM or operating margin, or reconciliations for CASM-ex projections to CASM or adjusted operating margin projections to operating margin, the most directly comparable respective GAAP measures, because the Company is unable to predict certain items contained in the GAAP measures without unreasonable efforts, and it does not provide a reconciliation of forward-looking measures where it believes such a reconciliation would imply a degree of precision and certainty that could be misleading. This is due to the inherent difficulty of forecasting the timing or amount of various items that have not yet occurred and are out of the Company's control or cannot be reasonably predicted. For the same reasons, the Company is unable to address the probable significance of the unavailable information. Forward-looking measures provided without the most directly comparable GAAP financial measures may vary materially from the corresponding GAAP financial measures. See "Forward-Looking Information" below. Below are reconciliations of CASM-ex and adjusted operating margin to the most directly comparable GAAP financial measures (CASM and operating margin, respectively) for the three and six months ended June 30, 2022, June 30, 2021, and June 30, 2019, the three months ended September 30, 2019 and the year ended December 31, 2019 (in cents):

	Three Months Ended June 30,			Six Months Ended June 30,			Three Months Ended September 30,	Year Ended December 31,
	2022	2021	2019	2022	2021	2019	2019	2019
(in cents)
CASM (GAAP)	17.94	14.49	13.56	17.41	14.78	13.70	13.20	13.67
Special charges (credits)	0.17	(2.40)	0.10	0.09	(3.32)	0.07	0.04	0.09
Third-party business expenses	0.06	0.08	0.05	0.06	0.08	0.05	0.07	0.06
Fuel expense	6.09	3.11	3.26	5.21	2.97	3.17	3.05	3.14
Profit sharing	—	—	0.22	—	—	0.14	0.24	0.17
CASM-ex (Non-GAAP)	11.62	13.70	9.93	12.05	15.05	10.27	9.80	10.21

(in millions, except percentages)
Operating income (loss) (GAAP)	$878	$(270)	$1,472	$(498)	$(1,651)	$1,967	$1,473	$4,301
Special charges (credits)	112	(948)	71	104	(2,325)	89	27	246
Adjusted operating income (loss) (Non-GAAP)	$990	$(1,218)	$1,543	$(394)	$(3,976)	$2,056	$1,500	$4,547

Operating margin	7.2%	(4.9)%	12.9%	(2.5)%	(19.0)%	9.4%	12.9%	9.9%
Adjusted operating margin (Non-GAAP)	8.2%	(22.3)%	13.5%	(2.0)%	(45.7)%	9.8%	13.2%	10.5%
Non-cash capital expenditures, which may be significant, are not determinable at this time. Accordingly, the Company does not provide capital expenditures guidance on a GAAP basis.
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, relating to, among other things, the potential impacts of the COVID-19 pandemic and other macroeconomic factors and steps the Company plans to take in response thereto and goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet, product development and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "confident" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the adverse impacts of the ongoing COVID-19 global pandemic on our business, operating results, financial condition and liquidity; execution risks associated with our strategic operating plan; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally (including inflationary pressures); reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constrains at our hubs or other airports; geopolitical conflict, terrorist attacks or security events; any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; increasing privacy and data security obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions on our operations; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, including our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel (including as a result of the Russia-Ukraine military conflict); the impacts of our significant amount of financial leverage from fixed obligations, the possibility we may seek material amounts of additional financial liquidity in the short-term, and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; the impacts of the proposed phaseout of the London interbank offer rate; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; and other risks and uncertainties set forth in Part I, Item 1A. Risk Factors, of our 2021 Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2022, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2022
During the three months ended June 30, 2022, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2021 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, Risk Factors, of the 2021 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United	Supplemental Agreement No. 20 to Purchase Agreement No. 03776 between The Boeing Company and United Airlines, Inc., dated June 30, 2022

^10.2	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 04761 between The Boeing Company and United Airlines, Inc., dated June 30, 2022

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	July 21, 2022	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 21, 2022	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 21, 2022	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 21, 2022	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)