Form 10-Q
period 2022-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2022-10-19
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 13, 2022 is shown below:

United Airlines Holdings, Inc.	326,927,831	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Passenger revenue	$11,653	$6,637	$28,830	$13,319
Cargo	498	519	1,699	1,622
Other operating revenue	726	594	2,026	1,501
Total operating revenue	12,877	7,750	32,555	16,442

Operating expense:
Aircraft fuel	3,755	1,710	9,796	3,793
Salaries and related costs	2,843	2,487	8,466	6,987
Landing fees and other rent	639	652	1,919	1,735
Aircraft maintenance materials and outside repairs	619	346	1,553	917
Depreciation and amortization	610	623	1,832	1,866
Regional capacity purchase	596	520	1,728	1,546
Distribution expenses	482	218	1,101	442
Aircraft rent	65	58	193	165
Special charges (credits)	20	(1,098)	124	(3,423)
Other operating expenses	1,790	1,197	4,883	3,028
Total operating expense	11,419	6,713	31,595	17,056
Operating income (loss)	1,458	1,037	960	(614)

Nonoperating income (expense):
Interest expense	(455)	(449)	(1,299)	(1,228)
Interest capitalized	27	18	73	57
Interest income	104	11	142	30
Unrealized gains (losses) on investments, net	28	(34)	(12)	91
Miscellaneous, net	(9)	20	(4)	(48)
Total nonoperating expense, net	(305)	(434)	(1,100)	(1,098)
Income (loss) before income tax expense (benefit)	1,153	603	(140)	(1,712)
Income tax expense (benefit)	211	130	(34)	(394)
Net income (loss)	$942	$473	$(106)	$(1,318)

Earnings (loss) per share, basic	$2.88	$1.46	$(0.33)	$(4.10)
Earnings (loss) per share, diluted	$2.86	$1.44	$(0.33)	$(4.10)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$942	$473	$(106)	$(1,318)

Other comprehensive income (loss), net of tax:
Employee benefit plans	—	(9)	9	17
Investments and other	(20)	(1)	(31)	(2)
Total other comprehensive income (loss), net of tax	(20)	(10)	(22)	15

Total comprehensive income (loss), net	$922	$463	$(128)	$(1,303)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,258	$18,283
Short-term investments	7,437	123
Restricted cash	61	37
Receivables, less allowance for credit losses (2022 — $28; 2021 — $28)	2,034	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022 — $595; 2021 — $546)	1,116	983
Prepaid expenses and other	783	745
Total current assets	22,689	21,834
Operating property and equipment:
Flight equipment	40,867	39,584
Other property and equipment	9,195	8,764
Purchase deposits for flight equipment	2,532	2,215
Total operating property and equipment	52,594	50,563
Less — Accumulated depreciation and amortization	(20,088)	(18,489)
Total operating property and equipment, net	32,506	32,074

Operating lease right-of-use assets	4,280	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022 — $1,462; 2021 — $1,544)	2,772	2,803
Restricted cash	208	213
Deferred income taxes	701	659
Investments in affiliates and other, less allowance for credit losses (2022 — $695; 2021 — $622)	1,285	1,420
Total other assets	9,493	9,622
Total assets	$68,968	$68,175
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,534	$2,562
Accrued salaries and benefits	1,841	2,121
Advance ticket sales	8,747	6,354
Frequent flyer deferred revenue	2,642	2,239
Current maturities of long-term debt	2,955	3,002
Current maturities of other financial liabilities	906	834
Current maturities of operating leases	546	556
Current maturities of finance leases	72	76
Other	746	560
Total current liabilities	21,989	18,304

Long-term debt	28,490	30,361
Long-term obligations under operating leases	4,803	5,152
Long-term obligations under finance leases	112	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,936	4,043
Pension liability	1,948	1,920
Postretirement benefit liability	946	1,000
Other financial liabilities	492	863
Other	1,354	1,284
Total other liabilities and deferred credits	8,676	9,110
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 326,926,963 and 323,810,825 shares at September 30, 2022 and December 31, 2021, respectively	4	4
Additional capital invested	8,970	9,156
Stock held in treasury, at cost	(3,533)	(3,814)
Retained earnings	421	625
Accumulated other comprehensive loss	(964)	(942)
Total stockholders' equity	4,898	5,029
Total liabilities and stockholders' equity	$68,968	$68,175

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,908	$2,336

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,280)	(1,571)
Purchases of short-term and other investments	(8,384)	(47)
Proceeds from sale of short-term and other investments	1,061	271
Proceeds from sale of property and equipment	184	25
Other, net	(23)	(2)
Net cash used in investing activities	(9,442)	(1,324)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	210	11,098
Proceeds from equity issuance	—	532
Payments of long-term debt, finance leases and other financing liabilities	(2,605)	(4,632)
Other, net	(77)	(27)
Net cash provided by (used in) financing activities	(2,472)	6,971
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,006)	7,983
Cash, cash equivalents and restricted cash at beginning of the period	18,533	11,742
Cash, cash equivalents and restricted cash at end of the period (a)	$11,527	$19,725

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$801
Lease modifications and lease conversions	61	111
Right-of-use assets acquired through operating leases	98	627
Investment interests received in exchange for goods and services	93	129

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$11,258	$19,256
Restricted cash — Current	61	254
Restricted cash — Non-Current	208	215
Total cash, cash equivalents and restricted cash	$11,527	$19,725

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2022	326.7	$4	$8,970	$(3,551)	$(515)	$(944)	$3,964
Net income	—	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	—	(20)	(20)
Stock-settled share-based compensation	—	—	15	—	—	—	15
Stock issued for share-based awards, net of shares withheld for tax	0.2	—	(15)	18	(6)	—	(3)
Balance at September 30, 2022	326.9	$4	$8,970	$(3,533)	$421	$(964)	$4,898

Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029
Net loss	—	—	—	—	(106)	—	(106)
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Stock-settled share-based compensation	—	—	70	—	—	—	70
Stock issued for share-based awards, net of shares withheld for tax	3.1	—	(256)	281	(98)	—	(73)
Balance at September 30, 2022	326.9	$4	$8,970	$(3,533)	$421	$(964)	$4,898

Balance at June 30, 2021	323.6	$4	$9,042	$(3,832)	$804	$(1,114)	$4,904
Net income	—	—	—	—	473	—	473
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Stock-settled share-based compensation	—	—	69	—	—	—	69
Stock issued for share-based awards, net of shares withheld for tax	0.2	—	(17)	18	(6)	—	(5)
Balance at September 30, 2021	323.8	$4	$9,094	$(3,814)	$1,271	$(1,124)	$5,431

Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960
Net loss	—	—	—	—	(1,318)	—	(1,318)
Other comprehensive income	—	—	—	—	—	15	15
Stock-settled share-based compensation	—	—	169	—	—	—	169
Issuance of common stock	11.0	—	532	—	—	—	532
Warrants issued	—	—	99	—	—	—	99
Stock issued for share-based awards, net of shares withheld for tax	1.0	—	(72)	83	(37)	—	(26)
Balance at September 30, 2021	323.8	$4	$9,094	$(3,814)	$1,271	$(1,124)	$5,431

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Passenger revenue	$11,653	$6,637	$28,830	$13,319
Cargo	498	519	1,699	1,622
Other operating revenue	726	594	2,026	1,501
Total operating revenue	12,877	7,750	32,555	16,442

Operating expense:
Aircraft fuel	3,755	1,710	9,796	3,793
Salaries and related costs	2,843	2,487	8,466	6,987
Landing fees and other rent	639	652	1,919	1,735
Aircraft maintenance materials and outside repairs	619	346	1,553	917
Depreciation and amortization	610	623	1,832	1,866
Regional capacity purchase	596	520	1,728	1,546
Distribution expenses	482	218	1,101	442
Aircraft rent	65	58	193	165
Special charges (credits)	20	(1,098)	124	(3,423)
Other operating expenses	1,789	1,197	4,881	3,027
Total operating expense	11,418	6,713	31,593	17,055
Operating income (loss)	1,459	1,037	962	(613)

Nonoperating income (expense):
Interest expense	(455)	(449)	(1,299)	(1,228)
Interest capitalized	27	18	73	57
Interest income	104	11	142	30
Unrealized gains (losses) on investments, net	28	(34)	(12)	91
Miscellaneous, net	(9)	21	(4)	(48)
Total nonoperating expense, net	(305)	(433)	(1,100)	(1,098)
Income (loss) before income tax expense (benefit)	1,154	604	(138)	(1,711)
Income tax expense (benefit)	212	130	(33)	(394)
Net income (loss)	$942	$474	$(105)	$(1,317)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$942	$474	$(105)	$(1,317)

Other comprehensive income (loss), net of tax:
Employee benefit plans	—	(9)	9	17
Investments and other	(20)	(1)	(31)	(2)
Total other comprehensive income (loss), net of tax	(20)	(10)	(22)	15

Total comprehensive income (loss), net	$922	$464	$(127)	$(1,302)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,258	$18,283
Short-term investments	7,437	123
Restricted cash	61	37
Receivables, less allowance for credit losses (2022 — $28; 2021 — $28)	2,034	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022 — $595; 2021 — $546)	1,116	983
Prepaid expenses and other	783	745
Total current assets	22,689	21,834
Operating property and equipment:
Flight equipment	40,867	39,584
Other property and equipment	9,195	8,764
Purchase deposits for flight equipment	2,532	2,215
Total operating property and equipment	52,594	50,563
Less — Accumulated depreciation and amortization	(20,088)	(18,489)
Total operating property and equipment, net	32,506	32,074

Operating lease right-of-use assets	4,280	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022 — $1,462; 2021 — $1,544)	2,772	2,803
Restricted cash	208	213
Deferred income taxes	673	631
Investments in affiliates and other, less allowance for credit losses (2022 — $695; 2021 —$622)	1,285	1,420
Total other assets	9,465	9,594
Total assets	$68,940	$68,147

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$3,534	$2,562
Accrued salaries and benefits	1,841	2,121
Advance ticket sales	8,747	6,354
Frequent flyer deferred revenue	2,642	2,239
Current maturities of long-term debt	2,955	3,002
Current maturities of other financial liabilities	906	834
Current maturities of operating leases	546	556
Current maturities of finance leases	72	76
Other	749	563
Total current liabilities	21,992	18,307

Long-term debt	28,490	30,361
Long-term obligations under operating leases	4,803	5,152
Long-term obligations under finance leases	112	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,936	4,043
Pension liability	1,948	1,920
Postretirement benefit liability	946	1,000
Other financial liabilities	492	863
Other	1,355	1,284
Total other liabilities and deferred credits	8,677	9,110
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2022 and December 31, 2021	—	—
Additional capital invested	387	317
Retained earnings	2,872	2,977
Accumulated other comprehensive loss	(964)	(942)
Payable to parent	2,571	2,646
Total stockholder's equity	4,866	4,998
Total liabilities and stockholder's equity	$68,940	$68,147

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,834	$2,309

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,280)	(1,571)
Purchases of short-term and other investments	(8,384)	(47)
Proceeds from sale of short-term and other investments	1,061	271
Proceeds from sale of property and equipment	184	25
Other, net	(23)	(2)
Net cash used in investing activities	(9,442)	(1,324)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	210	11,098
Proceeds from issuance of parent company stock	—	532
Payments of long-term debt, finance leases and other financing liabilities	(2,605)	(4,632)
Other, net	(3)	—
Net cash provided by (used in) financing activities	(2,398)	6,998
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,006)	7,983
Cash, cash equivalents and restricted cash at beginning of the period	18,533	11,742
Cash, cash equivalents and restricted cash at end of the period (a)	$11,527	$19,725

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$801
Lease modifications and lease conversions	61	111
Right-of-use assets acquired through operating leases	98	627
Investment interests received in exchange for goods and services	93	129

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$11,258	$19,256
Restricted cash — Current	61	254
Restricted cash — Non-Current	208	215
Total cash, cash equivalents and restricted cash	$11,527	$19,725

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at June 30, 2022	$373	$1,930	$(944)	$2,574	$3,933
Net income	—	942	—	—	942
Other comprehensive loss	—	—	(20)	—	(20)
Stock-settled share-based compensation	14	—	—	—	14
Other	—	—	—	(3)	(3)
Balance at September 30, 2022	$387	$2,872	$(964)	$2,571	$4,866

Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998
Net loss	—	(105)	—	—	(105)
Other comprehensive loss	—	—	(22)	—	(22)
Stock-settled share-based compensation	70	—	—	—	70
Other	—	—	—	(75)	(75)
Balance at September 30, 2022	$387	$2,872	$(964)	$2,571	$4,866

Balance at June 30, 2021	$185	$3,148	$(1,114)	$2,653	$4,872
Net income	—	474	—	—	474
Other comprehensive loss	—	—	(10)	—	(10)
Stock-settled share-based compensation	69	—	—	—	69
Other	—	—	—	(6)	(6)
Balance at September 30, 2021	$254	$3,622	$(1,124)	$2,647	$5,399

Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928
Net loss	—	(1,317)	—	—	(1,317)
Other comprehensive income	—	—	15	—	15
Stock-settled share-based compensation	169	—	—	—	169
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	72	72
Balance at September 30, 2021	$254	$3,622	$(1,124)	$2,647	$5,399

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
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic (U.S. and Canada)	$7,718	$5,412	$20,623	$11,290
Atlantic	3,186	1,116	6,756	2,111
Latin America	1,162	849	3,266	1,968
Pacific	811	373	1,910	1,073
Total	$12,877	$7,750	$32,555	$16,442
Advance Ticket Sales. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers on future flight credits ("FFCs") and electronic travel certificates ("ETCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. FFCs and ETCs are valid up to one year from the date of issuance; however, all credits issued on or before December 31, 2022 have been extended to December 31, 2023. The Company is unable to estimate the amount of the FFCs and ETCs that will be used within the next 12 months and has classified the entire amount of the Advance ticket sales liability in current liabilities even though some of the FFCs and ETCs could be used after the next 12 months.
The Company estimates the value of Advance tickets sales that will expire unused ("breakage") and recognizes revenue at the scheduled flight date. To determine breakage, the Company uses its historical experience with expired tickets and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns of tickets. Given the uncertainty of travel demand caused by the novel coronavirus ("COVID-19") pandemic, changes in our estimates of FFCs and ETCs that may expire unused could have a significant impact on revenue. Changes in estimates of breakage are recognized prospectively in proportion to the remaining usage of the related tickets.
In the three and nine months ended September 30, 2022, the Company recognized approximately $5.1 billion and $3.0 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods. In the three and nine months ended September 30, 2021, the Company recognized approximately $2.8 billion and $1.6 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.

Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $0.9 billion and $2.4 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2022, respectively. The Company recorded $0.7 billion and $1.5 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2021, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Frequent flyer deferred revenue - beginning balance	$6,495	$6,185	$6,282	$5,975
Total miles awarded	705	439	1,848	1,071
Travel miles redeemed	(601)	(391)	(1,489)	(781)
Non-travel miles redeemed	(21)	(16)	(63)	(48)
Total Frequent flyer deferred revenue - ending balance	$6,578	$6,217	$6,578	$6,217
In the three and nine months ended September 30, 2022, the Company recognized, in Other operating revenue, $0.6 billion and $1.7 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The Company recognized $0.5 billion and $1.3 billion, respectively, in the three and nine months ended September 30, 2021, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months.
NOTE 2 — EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Earnings (loss) available to common stockholders	$942	$473	$(106)	$(1,318)

Basic weighted-average shares outstanding	326.8	323.7	326.2	321.3
Dilutive effect of employee stock awards	1.7	3.0	—	—
Dilutive effect of stock warrants	1.0	2.3	—	—
Diluted weighted-average shares outstanding	329.5	329.0	326.2	321.3

Earnings (loss) per share, basic	$2.88	$1.46	$(0.33)	$(4.10)
Earnings (loss) per share, diluted	$2.86	$1.44	$(0.33)	$(4.10)

Potentially dilutive securities (a)
Stock warrants (b)	3.5	1.5	3.5	0.7
Employee stock awards	0.7	0.7	0.7	0.7
(a) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.
(b) Represent warrants issued to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program, including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Company issued, to Treasury, warrants to purchase up to approximately 10 million shares of UAL common stock at exercise prices ranging from $31.50 to $53.92 and expiration dates ranging from April 20, 2025 to June 10, 2026. All warrants were outstanding as of September 30, 2022.

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at June 30, 2022	$(834)		$(14)	$(96)	$(944)
Changes in value	(1)		(25)	6	(20)
Amounts reclassified to earnings	—	(b)	—	—	—
Balance at September 30, 2022	$(835)		$(39)	$(90)	$(964)

Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
Changes in value	13		(39)	5	(21)
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at September 30, 2022	$(835)		$(39)	$(90)	$(964)

Balance at June 30, 2021	$(1,068)		$1	$(47)	$(1,114)
Changes in value	(19)		(1)	4	(16)
Amounts reclassified to earnings	7	(b)	—	(1)	6
Balance at September 30, 2021	$(1,080)		$—	$(44)	$(1,124)

Balance at December 31, 2020	$(1,102)		$2	$(39)	$(1,139)
Changes in value	5		(2)	(1)	2
Amounts reclassified to earnings	17	(b)	—	(4)	13
Balance at September 30, 2021	$(1,080)		$—	$(44)	$(1,124)
(a) Includes approximately $285 million of deferred income tax expense that will not be recognized in net income until the related pension and other postretirement benefit obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(b) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three and nine months ended September 30, 2022 were 18.3% and 24.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 were 21.6% and 23.0%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items.

NOTE 5 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2022	2021	2022	2021
Service cost	$51	$59	$2	$2	Salaries and related costs
Interest cost	47	46	8	6	Miscellaneous, net
Expected return on plan assets	(76)	(70)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	29	42	(3)	(7)	Miscellaneous, net
Amortization of prior service credit	—	—	(28)	(30)	Miscellaneous, net
Other	2	2	—	—	Miscellaneous, net
Total	$53	$79	$(21)	$(29)
The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2022	2021	2022	2021
Service cost	$153	$179	$6	$7	Salaries and related costs
Interest cost	141	138	23	19	Miscellaneous, net
Expected return on plan assets	(230)	(212)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	90	127	(10)	(21)	Miscellaneous, net
Amortization of prior service credit	—	—	(84)	(92)	Miscellaneous, net
Special termination benefits	—	—	—	46	Miscellaneous, net
Other	3	3	—	—	Miscellaneous, net
Total	$157	$235	$(66)	$(42)
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

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$11,258	$11,258	$—	$—	$18,283	$18,283	$—	$—
Restricted cash - current	61	61	—	—	37	37	—	—
Restricted cash - non-current	208	208	—	—	213	213	—	—
Short-term investments:
U.S. government and agency notes	6,954	—	6,954	—	2	—	2	—
Asset-backed securities	460	—	460	—	26	—	26	—
Corporate debt	23	—	23	—	95	—	95	—
Long-term investments:
Equity securities	156	156	—	—	229	229	—	—
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
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Clear Secure, Inc., Archer Aviation Inc. and Eve Holding, Inc.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	September 30, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$31,445	$28,951	$—	$24,109	$4,842	$33,363	$34,550	$—	$29,088	$5,462
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term investments and Equity securities	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Investments in Regional Carriers. As of September 30, 2022, United holds investments in two regional carriers that fly for the Company as United Express under its capacity purchase agreements ("CPAs"). The combined carrying value of the investments was approximately $183 million as of September 30, 2022. United accounts for each investment using the equity method.

Other Investments. United holds equity investments in a number of companies with emerging technologies and sustainable solutions. United also has equity investments in Avianca Group International Limited, a multinational airline holding company, and JetSuiteX, Inc., an independent air carrier doing business as JSX. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2022, the carrying value of these investments was $330 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of September 30, 2022, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	353	27	121	205
Boeing 787	7	7	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Furthermore, Boeing notified United that three Boeing 787 aircraft scheduled for delivery in 2022 and 15 Boeing 737 MAX aircraft scheduled for delivery in 2023, all as shown in the table above, are now expected to deliver in 2023 and 2024, respectively. In addition to Boeing’s notification, United estimates that seven additional Boeing 737 MAX aircraft scheduled for delivery in 2022, as shown in the table above, will deliver in 2023.
United intends to exercise options to purchase, in 2023, eight Boeing 737 MAX aircraft that are currently leased under sale and leaseback arrangements.
United has an agreement to purchase eight used Bombardier CRJ550 aircraft in the last three months of 2022.
The table below summarizes United's commitments as of September 30, 2022, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments for the delays communicated by Boeing or estimated by United.

(in billions)
Last three months of 2022	$3.0
2023	8.4
2024	6.9
2025	4.4
2026	3.4
After 2026	8.5
$34.6
Legal Contingencies. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of September 30, 2022, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of the contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. The Company records liabilities for legal claims when it is probable that a loss will be incurred and the amount is reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

During the nine months ended September 30, 2022, the Company recorded charges of $94 million as a result of a number of recent decisions, including one involving another carrier, that appear to impact the Company's ability to successfully assert, in certain cases, that federal law preempts state and local laws that conflict with union contracts and/or federal requirements.
Guarantees. As of September 30, 2022, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2041.
As of September 30, 2022, United is the guarantor of $95 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2022, the Company had $12.8 billion of floating rate debt with remaining terms of up to approximately 10 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 10 years and an aggregate balance of $9.7 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments (collectively, "Unrestricted Liquidity"). The Company's level of Unrestricted Liquidity as of September 30, 2022 is substantially in excess of these minimum levels.
Labor. As of September 30, 2022, the Company had approximately 90,800 employees, of whom approximately 85% were represented by various U.S. labor organizations.
NOTE 8 — DEBT
As of September 30, 2022, we had $1.75 billion undrawn and available under our revolving credit facility.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2022, UAL and United were in compliance with their respective debt covenants.

The table below presents the Company's contractual principal payments (not including $412 million of unamortized debt discount, premiums and debt issuance costs) at September 30, 2022 under then-outstanding long-term debt agreements (in millions):

Last three months of 2022	$759
2023	2,929
2024	3,908
2025	3,358
2026	5,148
After 2026	15,755
$31,857
During the nine months ended September 30, 2022, United borrowed $220 million aggregate principal amount from a financial institution to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2034 and have interest rates of 4%.
NOTE 9 — SPECIAL CHARGES (CREDITS)
For the three and nine months ended September 30, operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CARES Act grant	$—	$(1,132)	$—	$(4,021)
Severance and benefit costs	—	5	—	433
Impairment of assets	—	46	—	105
(Gains) losses on sale of assets and other special charges	20	(17)	124	60
Total operating special charges (credits)	20	(1,098)	124	(3,423)
Nonoperating unrealized (gains) losses on investments, net	(28)	34	12	(91)
Nonoperating debt extinguishment and modification fees	—	(12)	7	50
Nonoperating special termination benefits	—	—	—	46
Total nonoperating special charges and unrealized (gains) losses on investments, net	(28)	22	19	5
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	(8)	(1,076)	143	(3,418)
Income tax (benefit) expense, net of valuation allowance	(7)	274	(17)	768
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$(15)	$(802)	$126	$(2,650)
2022
(Gains) losses on sale of assets and other special charges. During the three and nine months ended September 30, 2022, the Company recorded $20 million and $124 million, respectively, of net charges primarily comprised of $94 million for various legal matters. See Note 7 of this report for a discussion of the legal matters.
Nonoperating unrealized (gains) losses on investments, net. During the three and nine months ended September 30, 2022, the Company recorded gains of $28 million and losses of $12 million, respectively.
Nonoperating debt extinguishment and modification fees. During the nine months ended September 30, 2022, the Company recorded $7 million of charges primarily related to the early redemption of $400 million of its outstanding principal amount of the 4.25% senior notes due 2022.
2021
CARES Act grant. During the nine months ended September 30, 2021, the Company received approximately $5.8 billion in funding pursuant to two Payroll Support Program Extension Agreements (collectively, the "PSP2 and PSP3 Agreements") under the CARES Act, which included approximately $1.7 billion aggregate principal amount of unsecured promissory notes.

The Company recorded $1.1 billion and $4.0 billion as grant income in Special charges (credits) during the three and nine months ended September 30, 2021, respectively. The Company also recorded $99 million for warrants to purchase shares of UAL common stock issued to the U.S. Treasury Department as part of the PSP2 and PSP3 Agreements, within stockholders' equity, as an offset to the grant income in the nine months ended September 30, 2021.
Severance and benefit costs. During the three and nine months ended September 30, 2021, the Company recorded charges of $5 million and $433 million, respectively, related to pay continuation and benefits-related costs provided to employees who chose to voluntarily separate from the Company. The Company offered, based on employee group, age and completed years of service, pay continuation, health care coverage, and travel privileges. Approximately 4,500 employees elected to voluntarily separate from the Company.
Impairment of assets. During the three months ended September 30, 2021, the Company recorded $46 million of impairment charges for nine Airbus A319 aircraft and 13 Boeing 737-700 airframes as a result of market conditions for used aircraft. During the nine months ended September 30, 2021, in addition to the third quarter 2021 impairments, the Company recorded $59 million of impairments primarily related to 64 Embraer EMB 145LR aircraft and related engines that United retired from its regional aircraft fleet. The decision to retire these aircraft was triggered by the United Next aircraft order.
(Gains) losses on sale of assets and other special charges. During the three months ended September 30, 2021, the Company recorded net gains of $17 million primarily related to gains on aircraft sale-leaseback transactions and aircraft component manufacturer credits. During the nine months ended September 30, 2021, the Company recorded net charges of $60 million primarily related to incentives for certain of its front-line employees to receive a COVID-19 vaccination and the termination of the lease associated with three floors of its headquarters at the Willis Tower in Chicago in the first quarter of 2021, which were partially offset by the net gains in the third quarter of 2021 described above.
Nonoperating unrealized (gains) losses on investments, net. During the three and nine months ended September 30, 2021, the Company recorded losses of $34 million and gains of $91 million, respectively.
Nonoperating debt extinguishment and modification fees. During the nine months ended September 30, 2021, the Company recorded $50 million of charges for fees and discounts related to the issuance of a new term loan and revolving credit facility and the prepayment of a CARES Act loan and a 2017 term loan and revolving credit facility.
Nonoperating special termination benefits. During the nine months ended September 30, 2021, as part of the first quarter 2021 voluntary leave programs, the Company recorded $46 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution into a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees.

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
Given the more significant impact of the COVID-19 pandemic on our business and operating results in 2020 and 2021, we believe that a comparison of our third quarter 2022 results to third quarter of 2019 results for certain key metrics in this financial overview discussion is more reflective of the impact of the pandemic.
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
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the adverse impacts of the ongoing COVID-19 global pandemic, including the gradual return of business travel demand to pre-COVID-19 levels; the execution risks associated with our United Next plan; the impact on the Company of significant operational challenges by third parties on which we rely; inflationary pressures; potential labor and supply chain shortages affecting us and our partners; volatile fuel prices; aircraft delivery delays; the closure of our flying airspace and termination of other operations due to regional conflicts, including the continuation of the suspension of our overflying in Russian airspace as well as third-party general sales agent services in Russia as a result of the Russia-Ukraine military conflict and an escalation of the broader economic consequences of the conflict beyond their current scope; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments, including as a result of those factors discussed in Item 1A. Risk Factors in the 2021 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. For instance, we have delayed a portion of our previously planned capacity increases for full year 2022 and 2023 in response to several factors and trends noted above and may need to implement further modifications. However, we believe that the long-term outlook for the Company remains positive due to the expected continued return of travel demand. We believe that this expected long-term increase in demand will offset increased costs and that the expected operational challenges can be managed in a manner that will allow us to support increased demand.
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
We operated at approximately 90% of our third quarter 2019 capacity during the third quarter of 2022. At the beginning of the COVID-19 pandemic, we suspended portions of our international operations, but we resumed service to several international destinations as travel restrictions were eased and demand for travel increased. The Company has been taking steps to be prepared for recovery as demand for travel continues to generally increase, which have included investing in innovative technology, focusing on process improvements and implementing the United Next transformative strategy.
We have also taken steps to strengthen our financial position during this period of market uncertainty, which has resulted in an increase in our overall debt levels. As of September 30, 2022, unrestricted cash, cash equivalents and short-term investments totaled $18.7 billion, an increase of approximately $13.6 billion from September 30, 2019. We had approximately $38.4 billion of debt, finance lease, operating lease and sale-leaseback obligations as of September 30, 2022 (including $4.5 billion that will become due in the next 12 months), up from approximately $18.2 billion as of September 30, 2019.
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
Strategic Operating Plan Execution. In the second quarter of 2021, United announced its United Next plan, which we believe will have a transformational effect on the customer experience and earnings power of the business. We continued executing our United Next plan during the third quarter of 2022. We believe United Next will allow us to differentiate our network and segment our products with a greater premium offering, while also maintaining fare competitiveness with low-cost carriers.
Third Quarter 2022 Overview
Capacity. Relative to the third quarter of 2019, the Company operated approximately 90% of its capacity for the third quarter of 2022 compared to approximately 72% of its capacity in the third quarter of 2021.
Operating revenue. For the third quarter of 2022, operating revenue increased by $1.5 billion, or 13.2%, versus the third quarter of 2019 and increased by $5.1 billion, or 66.2%, versus the third quarter of 2021 due to the ongoing recovery from the

COVID-19 pandemic accompanied by an increase in the average yield. In fact, the Company's TRASM (as defined below) for the month of September was the third best of any month in the Company's history, excluding pandemic months.
Operating expense. For the third quarter of 2022, operating expense increased by $1.5 billion, or 15.3%, versus the third quarter of 2019, mostly due to a $1.5 billion increase in fuel costs, and by $4.7 billion, or 70.1%, versus the third quarter of 2021, mostly due to a $2.0 billion increase in fuel costs, a $1.1 billion Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") grant in the prior year period that did not repeat and other increased operating costs from flight activity. We expect fuel costs to remain elevated or increase further throughout 2022.
Fourth Quarter 2022 Outlook
Capacity. The Company expects its scheduled capacity to be down approximately 9% to 10% in the fourth quarter of 2022 as compared to the same period in 2019.
Total revenue per available seat mile ("TRASM"). The Company expects TRASM to increase approximately 24% to 25% in the fourth quarter of 2022 as compared to the same period in 2019.
Adjusted cost per available seat mile ("CASM-ex"). The Company expects CASM-ex (a non-GAAP financial measure defined as cost or operating expense per available seat mile ("CASM") excluding fuel, profit sharing, third-party business expense and special charges (credits)) to increase approximately 11% to 12% in the fourth quarter of 2022 as compared to the same period in 2019.
Adjusted operating margin. The Company expects adjusted operating margin (a non-GAAP financial measure defined as operating margin excluding special charges (credits)) of approximately 10% for the fourth quarter of 2022.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended September 30, 2022, as compared to the corresponding period in 2021.
Third Quarter 2022 Compared to Third Quarter 2021
The Company recorded net income of $942 million for the third quarter of 2022 as compared to net income of $473 million for the third quarter of 2021. The Company considers a key measure of its performance to be operating income, which was $1.5 billion for the third quarter of 2022 as compared to $1.0 billion for the third quarter of 2021, a $421 million increase year-over-year. Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Operating revenue	$12,877	$7,750	$5,127	66.2
Operating expense	11,419	6,713	4,706	70.1
Operating income	1,458	1,037	421	40.6
Nonoperating expense, net	(305)	(434)	(129)	(29.7)
Income tax expense	211	130	81	62.3
Net income	$942	$473	$469	99.2

Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2022	2021	Increase (Decrease)	% Change
Passengers (thousands) (a)	38,802	32,145	6,657	20.7
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	59,087	41,031	18,056	44.0
Available seat miles ("ASMs" or "capacity") (millions) (c)	67,695	53,886	13,809	25.6
Passenger load factor (d)	87.3%	76.1%	11.2 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	17.21	12.32	4.89	39.7
TRASM (cents)	19.02	14.38	4.64	32.3
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.72	16.18	3.54	21.9
Cargo revenue ton miles ("CTM") (millions) (f)	733	758	(25)	(3.3)
CASM (cents)	16.87	12.46	4.41	35.4
CASM-ex (Non-GAAP) (cents) (g)	11.22	11.26	(0.04)	(0.4)
Average price per gallon of fuel, including fuel taxes	$3.81	$2.14	$1.67	78.0
Fuel gallons consumed (millions)	985	800	185	23.1
Employee headcount, as of September 30	90,800	85,300	5,500	6.4
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
(g) Cost or operating expense per available seat mile ("CASM") excluding fuel, profit sharing, third-party business expense and special charges (credits). See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Passenger revenue	$11,653	$6,637	$5,016	75.6
Cargo	498	519	(21)	(4.0)
Other operating revenue	726	594	132	22.2
Total operating revenue	$12,877	$7,750	$5,127	66.2
The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2021:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$2,212	$2,057	$437	$310	$5,016
Passenger revenue	45.7%	244.9%	209.1%	41.7%	75.6%
Average fare per passenger	27.4%	30.2%	0.4%	41.3%	45.5%
Yield	24.0%	38.2%	(21.7)%	28.3%	21.9%
PRASM	31.0%	84.6%	88.0%	49.7%	39.7%
Passengers	14.3%	164.8%	207.8%	0.3%	20.7%
RPMs	17.4%	149.4%	294.6%	10.4%	44.0%
ASMs	11.2%	86.9%	64.4%	(5.3)%	25.6%
Passenger load factor (points)	4.6	22.3	47.9	12.5	11.2
Passenger revenue increased $5.0 billion, or 75.6%, in the third quarter of 2022 as compared to the year-ago period, primarily due to the ongoing recovery in air travel that was impacted by the COVID-19 pandemic and strength in the pricing environment as a result of inflationary pressures on fuel prices and other costs.

Cargo revenue decreased $21 million, or 4.0%, in the third quarter of 2022 as compared to the year-ago period, primarily due to lower yields as a result of increased market capacity and lower domestic mail volumes.
Other operating revenue increased $132 million, or 22.2%, in the third quarter of 2022 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending recovery with the co-branded credit card partner, JPMorgan Chase Bank, N.A, as well as an increase in the purchases of United Club memberships and lounge passes in the current year.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Aircraft fuel	$3,755	$1,710	$2,045	119.6
Salaries and related costs	2,843	2,487	356	14.3
Landing fees and other rent	639	652	(13)	(2.0)
Aircraft maintenance materials and outside repairs	619	346	273	78.9
Depreciation and amortization	610	623	(13)	(2.1)
Regional capacity purchase	596	520	76	14.6
Distribution expenses	482	218	264	121.1
Aircraft rent	65	58	7	12.1
Special charges (credits)	20	(1,098)	1,118	NM
Other operating expenses	1,790	1,197	593	49.5
Total operating expenses	$11,419	$6,713	$4,706	70.1
Aircraft fuel expense increased by $2 billion, or 119.6%, in the third quarter of 2022 as compared to the year-ago period, due to both a higher average price per gallon of fuel and increased consumption from higher flight activity. We expect elevated fuel prices to continue or increase further throughout 2022.
The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended September 30, 2022 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2022	2021	% Change	2022	2021	% Change
Fuel expense	$3,755	$1,710	119.6%	$3.81	$2.14	78.0%
Fuel consumption (gallons)	985	800	23.1%
Salaries and related costs increased $356 million, or 14.3%, in the third quarter of 2022 as compared to the year-ago period primarily due to an increase in headcount, volume-driven pay from increased flight activity in the third quarter of 2022 and $57 million of employee retention credits under the CARES Act in the third quarter of 2021 that did not occur in the current period, among other factors.
Aircraft maintenance materials and outside repairs increased $273 million, or 78.9%, in the third quarter of 2022 as compared to the year-ago period, primarily due to higher volumes of flying, increased engine overhauls, contractual rate escalations, increased materials purchases and heavy maintenance checks.
Regional capacity purchase increased $76 million, or 14.6%, in the third quarter of 2022 as compared to the year-ago period, primarily due to rate increases under various capacity purchase agreements with regional carriers as a result of the expiration of the CARES Act credits received in the prior year, partially offset by lower regional capacity.
Distribution expenses increased $264 million, or 121.1%, in the third quarter of 2022 as compared to the year-ago period, primarily due to higher credit card fees, higher travel agency commissions and higher volumes of global distribution fees as a result of the overall increase in passenger revenue and impacted by the mix of leisure travel and business travel, which requires the use of higher cost distribution channels and forms of payment.

Details of the Company's special charges (credits) include the following for the three months ended September 30 (in millions):

	2022	2021
CARES Act grant	$—	$(1,132)
Severance and benefit costs	—	5
Impairment of assets	—	46
(Gains) losses on sale of assets and other special charges	20	(17)
Special charges (credits)	$20	$(1,098)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $593 million, or 49.5%, in the third quarter of 2022 as compared to the year ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Interest expense	$(455)	$(449)	$6	1.3
Interest capitalized	27	18	9	50.0
Interest income	104	11	93	NM
Unrealized gains (losses) on investments, net	28	(34)	62	NM
Miscellaneous, net	(9)	20	(29)	(145.0)
Total	$(305)	$(434)	$(129)	(29.7)
Interest income increased $93 million in the third quarter of 2022 as compared to the year-ago period, primarily due to higher short-term investments in U.S. government and agency notes. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.
Unrealized gains on investments, net, was $28 million in the third quarter of 2022 as compared to $34 million in unrealized losses in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net decreased $29 million in the third quarter of 2022 as compared to the year-ago period, primarily due to higher foreign exchange losses recorded in 2022 and adjustments relating to debt extinguishment and modification fees recorded in 2021. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information related to debt extinguishment and modification fees.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Nine Months 2022 Compared to First Nine Months 2021
The Company recorded a net loss of $106 million in the first nine months of 2022 as compared to a net loss of $1.3 billion in the first nine months of 2021. The Company considers a key measure of its performance to be operating income, which was $960 million for the first nine months of 2022, as compared to an operating loss of $614 million for the first nine months of 2021, an approximately $1.6 billion increase year-over-year, primarily as a result of increased demand for air travel. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Operating revenue	$32,555	$16,442	$16,113	98.0
Operating expense	31,595	17,056	14,539	85.2
Operating income (loss)	960	(614)	1,574	256.4
Nonoperating expense, net	(1,100)	(1,098)	2	0.2
Income tax benefit	(34)	(394)	(360)	(91.4)
Net loss	$(106)	$(1,318)	$(1,212)	(92.0)
Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2022	2021	Increase (Decrease)	% Change
Passengers (thousands)	106,058	70,728	35,330	50.0
RPMs (millions)	152,033	86,793	65,240	75.2
ASMs (millions)	183,564	123,869	59,695	48.2
Passenger load factor	82.8%	70.1%	12.7 pts.	N/A
PRASM (cents)	15.71	10.75	4.96	46.1
TRASM (cents)	17.73	13.27	4.46	33.6
Yield (cents)	18.96	15.35	3.61	23.5
CTM (millions)	2,276	2,415	(139)	(5.8)
CASM (cents)	17.21	13.77	3.44	25.0
CASM-ex (Non-GAAP) (cents) (a)	11.74	13.40	(1.66)	(12.4)
Average price per gallon of fuel, including fuel taxes	$3.67	$1.98	$1.69	85.4
Fuel gallons consumed (millions)	2,672	1,915	757	39.5
Employee headcount, as of September 30	90,800	85,300	5,500	6.4
(a) See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Passenger revenue	$28,830	$13,319	$15,511	116.5
Cargo	1,699	1,622	77	4.7
Other operating revenue	2,026	1,501	525	35.0
Total operating revenue	$32,555	$16,442	$16,113	98.0
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Increase (decrease) from 2021:
	Domestic	Atlantic	Pacific	Latin	Consolidated
Passenger revenue (in millions)	$8,876	$4,511	$871	$1,253	$15,511
Passenger revenue	90.2%	329.5%	202.6%	74.8%	116.5%
Average fare per passenger	32.2%	26.3%	(3.6)%	33.0%	44.4%
Yield	26.9%	39.5%	(21.0)%	20.2%	23.5%
PRASM	37.5%	104.3%	88.0%	49.3%	46.1%
Passengers	43.9%	240.1%	213.8%	31.4%	50.0%
RPMs	49.9%	207.9%	282.9%	45.5%	75.2%
ASMs	38.3%	110.1%	60.8%	17.1%	48.2%
Passenger load factor (points)	6.6	26.2	36.5	16.1	12.7

Passenger revenue increased $15.5 billion, or 116.5%, in the first nine months of 2022 as compared to the year-ago period, primarily due to the ongoing recovery in air travel which was impacted by the COVID-19 pandemic and strength in the pricing environment as a result of inflationary pressures on fuel prices and other costs.
Cargo revenue increased $77 million, or 4.7%, in the first nine months of 2022 as compared to the year-ago period, primarily due to higher yields on freight revenue from strong global demand, primarily in the first quarter of 2022. Cargo revenue was especially high in 2021 due to the limited market capacity, lower passenger load factors and the utilization of cargo-only flights in the first half of 2021.
Other operating revenue increased $525 million, or 35.0%, in the first nine months of 2022 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending recovery with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as United Club re-openings and increased member volumes compared to the prior year.
Operating Expenses. The table below includes data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Aircraft fuel	$9,796	$3,793	$6,003	158.3
Salaries and related costs	8,466	6,987	1,479	21.2
Landing fees and other rent	1,919	1,735	184	10.6
Depreciation and amortization	1,832	1,866	(34)	(1.8)
Regional capacity purchase	1,728	1,546	182	11.8
Aircraft maintenance materials and outside repairs	1,553	917	636	69.4
Distribution expenses	1,101	442	659	149.1
Aircraft rent	193	165	28	17.0
Special charges (credits)	124	(3,423)	3,547	NM
Other operating expenses	4,883	3,028	1,855	61.3
Total operating expenses	$31,595	$17,056	$14,539	85.2
Aircraft fuel expense increased $6.0 billion, or 158.3%, in the first nine months of 2022 as compared to the year-ago period, primarily due to both a higher average price per gallon of fuel and increased consumption from higher flight activity. We expect elevated fuel prices to continue throughout 2022.
The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2022, as compared to the year-ago period:

	(In millions)			Average price per gallon
	2022	2021	% Change	2022	2021	% Change
Fuel expense	$9,796	$3,793	158.3%	$3.67	$1.98	85.4%
Fuel consumption (gallons)	2,672	1,915	39.5%
Salaries and related costs increased $1.5 billion, or 21.2%, in the first nine months of 2022 as compared to the year-ago period, primarily due to increased headcount, volume-driven pay from increased flight activity and $405 million of employee retention credits under the CARES Act in the first nine months of 2021 that did not occur in the current period, among other factors.
Landing fees and other rent increased $184 million, or 10.6%, in the first nine months of 2022 as compared to the year-ago period, primarily due to an increase in landed weight volume as a result of increased flight activity.
Regional capacity purchase increased $182 million, or 11.8%, in the third quarter of 2022 as compared to the year-ago period, primarily due to rate increases under various capacity purchase agreements with regional carriers as a result of the expiration of the CARES Act credits received in the prior year.
Aircraft maintenance materials and outside repairs increased $636 million, or 69.4%, in the first nine months of 2022 as compared to the year-ago period, primarily due to higher volumes of flying, increased engine overhauls, higher repair volumes, heavy airframe checks and contractual rate escalations.

Distribution expenses increased $659 million, or 149.1%, in the first nine months of 2022 as compared to the year-ago period, primarily due to higher credit card fees, higher travel agency commissions and higher volumes of global distribution fees as a result of the overall increase in passenger revenue. Distribution expenses were also impacted by the mix of leisure travel and business travel, which requires the use of different distribution channels and forms of payment.
Details of the Company's special charges (credits) include the following for the nine months ended September 30 (in millions):

	2022	2021
CARES Act grant	$—	$(4,021)
Severance and benefit costs	—	433
Impairment of assets	—	105
(Gains) losses on sale of assets and other special charges	124	60
Special charges (credits)	$124	$(3,423)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $1.9 billion, or 61.3%, in the first nine months of 2022 as compared to the year-ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2022	2021	Increase (Decrease)	% Change
Interest expense	$(1,299)	$(1,228)	$71	5.8
Interest capitalized	73	57	16	28.1
Interest income	142	30	112	373.3
Unrealized gains (losses) on investments, net	(12)	91	(103)	NM
Miscellaneous, net	(4)	(48)	(44)	(91.7)
Total	$(1,100)	$(1,098)	$2	0.2
Interest expense increased $71 million, or 5.8%, in the first nine months of 2022 as compared to the year-ago period, primarily due to higher interest rates on variable rate debt.
Interest income increased $112 million, or 373.3%, in the first nine months of 2022 as compared to the year-ago period, primarily due to higher short-term investments in U.S. government and agency notes. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.
Unrealized losses on investments, net, was $12 million in the first nine months of 2022 as compared to $91 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net decreased $44 million in the first nine months of 2022 as compared to the year-ago period, primarily due to special termination benefits related to voluntary separation programs and debt extinguishment and modification fees recorded in the first nine months of 2021 partially offset by higher foreign exchange losses recorded in 2022. See Notes 5 and 9 to the financial statements included in Part I, Item 1 of this report for additional information.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity

As of September 30, 2022, the Company had $18.7 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $18.4 billion at December 31, 2021. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are each managed efficiently. While we have been able to access the capital markets to meet our significant long-term debt and finance lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines, we must return to sustained profitability in order to service our debt and maintain appropriate liquidity levels for our long-term operating needs.
The Company has a $1.75 billion revolving credit facility (the "Revolving Credit Facility") expiring April 21, 2025 (subject to customary extension rights). The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the facility at September 30, 2022.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2022, the Company had approximately $38.4 billion of debt, finance lease, operating lease and sale-leaseback obligations, including $4.5 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2022, UAL and United were in compliance with their respective debt covenants. As of September 30, 2022, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
For 2022, the Company expects approximately $4.7 billion of adjusted capital expenditures (a non-GAAP financial measure defined as GAAP capital expenditures including expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities). The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See "Supplemental Information" for additional information on non-GAAP financial measures and Note 7 to the financial statements included in Part I, Item I of this report for additional information on commitments.
As of September 30, 2022, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2022	2023	After 2023
Airbus A321XLR	50	—	—	50
Airbus A321neo	70	—	12	58
Airbus A350	45	—	—	45
Boeing 737 MAX	353	27	121	205
Boeing 787	7	7	—	—
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2030. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Furthermore, Boeing notified United that three Boeing 787 aircraft scheduled for delivery in 2022 and 15 Boeing 737 MAX aircraft scheduled for delivery in 2023, all as shown in the table above, are now expected to deliver in 2023 and 2024, respectively. In addition to Boeing’s notification, United estimates that seven additional Boeing 737 MAX aircraft scheduled for delivery in 2022, as shown in the table above, will deliver in 2023.
United has an agreement to purchase eight used Bombardier CRJ550 aircraft in the last three months of 2022.

The table below summarizes United's commitments as of September 30, 2022, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments for the delays communicated by Boeing or estimated by United.

(in billions)
Last three months of 2022	$3.0
2023	8.4
2024	6.9
2025	4.4
2026	3.4
After 2026	8.5
$34.6
Sources and Uses of Cash
The following table summarizes our cash flows for the nine months ended September 30 (in millions):

	2022	2021	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$4,908	$2,336	$2,572
Investing activities	(9,442)	(1,324)	8,118
Financing activities	(2,472)	6,971	(9,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,006)	$7,983	$(14,989)
Operating Activities. Cash flows provided by operations increased $2.6 billion in the first nine months of 2022 as compared to the year-ago period, primarily due to higher profitability as improvements in the demand for air travel continued and an approximately $0.9 billion increase in advance ticket sales associated with the overall travel demand recovery.
Investing Activities. Cash flows used in investing activities increased $8.1 billion in the first nine months of 2022 as compared to the year-ago period, primarily due to the purchase of short-term and other investments. Capital expenditures were approximately $2.3 billion and $1.6 billion for the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures for the nine months ended September 30, 2022 were primarily attributable to the purchase of aircraft and aircraft improvements. Capital expenditures for the nine months ended September 30, 2021 were primarily attributable to advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in the nine months ended September 30, 2022 and 2021 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the nine months ended September 30, 2022, the Company made payments for debt, finance leases, and other financing liabilities of $2.6 billion. During the nine months ended September 30, 2021, the Company made payments for debt, finance leases and other financing liabilities of $4.6 billion, primarily for repayments of $1.4 billion aggregate principal amount outstanding under a 2017 term loan facility, $1.0 billion aggregate principal amount outstanding under a 2017 revolving credit facility and $520 million aggregate principal amount outstanding under a CARES Act loan.
Debt Issuances. During the nine months ended September 30, 2022, United received and recorded $220 million from aircraft financings.
During the nine months ended September 30, 2021, United received and recorded:
•$1.7 billion from senior unsecured notes under the Payroll Support Program Extension Agreements of the CARES Act;
•$600 million of proceeds as debt from the enhanced equipment trust certificates pass-through trusts established in February 2021;
•$5.0 billion from a new term loan; and
•$4.0 billion from the issuance of 4.375% senior secured notes due 2026 and 4.625% senior secured notes due 2029.

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
The Company is not providing targets for CASM or operating margin, or reconciliations for CASM-ex projections to CASM or adjusted operating margin projections to operating margin, the most directly comparable respective GAAP measures, because the Company is unable to predict certain items contained in the GAAP measures without unreasonable efforts, and it does not provide a reconciliation of forward-looking measures where it believes such a reconciliation would imply a degree of precision and certainty that could be misleading. This is due to the inherent difficulty of forecasting the timing or amount of various items that have not yet occurred and are out of the Company's control or cannot be reasonably predicted. For the same reasons, the Company is unable to address the probable significance of the unavailable information. Forward-looking measures provided without the most directly comparable GAAP financial measures may vary materially from the corresponding GAAP financial measures. See "Forward-Looking Information" below. Below are reconciliations of CASM-ex and adjusted operating margin to the most directly comparable GAAP financial measures (CASM and operating margin, respectively) for the three and nine months ended September 30, 2022, September 30, 2021, and September 30, 2019, and the three months and the year ended December 31, 2019 (in cents):

	Three Months Ended September 30,			Nine Months Ended September 30,			Three Months Ended December 31,	Year Ended December 31,
	2022	2021	2019	2022	2021	2019	2019	2019
(in cents)
CASM (GAAP)	16.87	12.46	13.20	17.21	13.77	13.52	14.11	13.67
Special charges (credits)	0.03	(2.04)	0.04	0.07	(2.76)	0.05	0.18	0.09
Third-party business expenses	0.06	0.07	0.07	0.06	0.07	0.06	0.07	0.06
Fuel expense	5.55	3.17	3.05	5.34	3.06	3.13	3.16	3.14
Profit sharing	0.01	—	0.24	—	—	0.17	0.17	0.17
CASM-ex (Non-GAAP)	11.22	11.26	9.80	11.74	13.40	10.11	10.53	10.21

(in millions, except percentages)
Operating income (loss) (GAAP)	$1,458	$1,037	$1,473	$960	$(614)	$3,440	$861	$4,301
Special charges (credits)	20	(1,098)	27	124	(3,423)	116	130	246
Adjusted operating income (loss) (Non-GAAP)	$1,478	$(61)	$1,500	$1,084	$(4,037)	$3,556	$991	$4,547

Operating margin	11.3%	13.4%	12.9%	2.9%	(3.7)%	10.6%	7.9%	9.9%
Adjusted operating margin (Non-GAAP)	11.5%	(0.8)%	13.2%	3.3%	(24.6)%	11.0%	9.1%	10.5%
Non-cash capital expenditures, which may be significant, are not determinable at this time. Accordingly, the Company does not provide capital expenditures guidance on a GAAP basis.
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, relating to, among other things, the potential impacts of the COVID-19 pandemic and other macroeconomic factors and steps the Company plans to take in response thereto and goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet, product development and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "confident," "optimistic," "dedicated" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2022, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2022
During the three months ended September 30, 2022, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2021 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, Risk Factors, of the 2021 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

3.1	UAL	Amended and Restated Bylaws of United Airlines Holdings, Inc., effective as of September 22, 2022 (filed as Exhibit 3.1 to UAL’s Form 8-K filed September 23, 2022 and incorporated herein by reference)

†10.1	UAL	Form of Cash Transformation Incentive Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	October 19, 2022	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 19, 2022	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 19, 2022	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 19, 2022	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)