Form 10-K
period 2022-12-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2023-02-16
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

United Airlines Holdings, Inc.	☐	United Airlines, Inc.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

United Airlines Holdings, Inc.	☐	United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒	United Airlines, Inc.	Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of United Airlines Holdings, Inc. was $11.5 billion as of June 30, 2022 based on the closing sale price of $35.42 on that date. There is no market for United Airlines, Inc. common stock.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 9, 2023.

United Airlines Holdings, Inc.	327,092,997	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
This combined Form 10-K is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc.
OMISSION OF CERTAIN INFORMATION
United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Airlines Holdings, Inc. from its definitive proxy statement for its 2023 Annual Meeting of Stockholders.

United Airlines Holdings, Inc. and Subsidiary Companies
United Airlines, Inc. and Subsidiary Companies
Annual Report on Form 10-K
For the Year Ended December 31, 2022

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
PART I

ITEM 1.    BUSINESS.
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). United's shared purpose is "Connecting People. Uniting the World." United has the most comprehensive route network among North American carriers, including U.S. mainland hubs in Chicago, Denver, Houston, Los Angeles, New York/Newark, San Francisco and Washington, D.C.
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
United Next. Our United Next plan is our fundamental strategic evolution for driving future growth that we believe will have a transformational effect on the customer experience and earnings power of our business. As part of our United Next plan, in June 2021 we announced our firm order for the purchase of 270 new Boeing and Airbus aircraft, which at the time was the largest combined order in the airline's history and the biggest by an individual carrier in the last decade. In December 2022, we announced the largest widebody order by a U.S. carrier in commercial aviation history (100 Boeing 787 Dreamliners with options to purchase 100 more), the exercise of options to purchase 44 Boeing 737 MAX aircraft for delivery between 2024 and 2026, the firm orders of 56 more Boeing 737 MAX aircraft for delivery between 2027 and 2028 and the acquisition of an additional 100 options to purchase additional Boeing 737 MAX aircraft. We now expect to take delivery of about 700 new narrow and widebody aircraft by the end of 2033.
Our groundbreaking United Next strategy is expected to increase United's average gauge in North America, to increase the total number of available seats per departure and to significantly lower carbon emissions per seat. United will retrofit 100% of its mainline, narrow-body planes with its signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight WiFi, as well as a bright look-and-feel with LED lighting. The carrier's international widebodies will feature the United Polaris® business class seat as well as United Premium Plus® seating. The Company plans to replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to fuel efficiency benefits compared to older planes, including an expected 17-25% lower carbon emissions per seat compared to older planes. We believe that United Next will allow us to differentiate our network and segment our products with a greater premium offering while also maintaining fare competitiveness with low-cost carriers.
Regional. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 8% of the Company's total capacity for the year ended December 31, 2022. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. This regional service complements our operations by carrying traffic that connects to our hubs and allows flights to smaller cities that cannot be provided economically with mainline aircraft. CommuteAir LLC ("CommuteAir"), Republic Airways Inc. ("Republic"), GoJet Airlines LLC ("GoJet"), Mesa Airlines, Inc. ("Mesa"), SkyWest Airlines, Inc. ("SkyWest") and Air Wisconsin Airlines LLC ("Air Wisconsin") are all regional carriers that operate with capacity contracted to United under capacity purchase agreements ("CPAs"). The Company plans to wind down its CPA with Air Wisconsin in 2023 as part of its United Next plan to reduce service on single-cabin 50-seat regional jets. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. In return, the regional carriers operate the capacity of the aircraft included within the scope of such CPA exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.
Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. In 2022, Star Alliance carriers continued to serve more than 1,200 airports in 184 countries with approximately 14,000 average daily departures. Star Alliance members, in addition to United, are Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways ("ANA"), Asiana Airlines, Austrian Airlines, Aerovías del Continente Americano S.A. ("Avianca"), Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In addition to its members, Star Alliance includes Shanghai-based Juneyao Airlines and Thailand-based Thai Smile Airways, a subsidiary of THAI Airways International, as connecting partners and Germany-based Deutsche Bahn, a rail company, as an intermodal partner.
United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier's selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers, including Aeromar, Aer Lingus, Air Dolomiti, Airlink Proprietary Limited, Azul Linhas Aéreas Brasileiras S.A. ("Azul"), Boutique Air, Cape Air, Edelweiss, Emirates, Eurowings, Eurowings Discover, flydubai (in process of completion), Hawaiian Airlines, JetSuiteX, Inc. ("JSX"), Olympic Air, Silver Airways, Virgin Australia Airlines Pty Ltd and Vistara.
United also participates in four passenger joint business arrangements ("JBAs"): one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Air Dolomiti, Austrian Airlines, Brussels Airlines, Edelweiss, Eurowings, Eurowings Discover and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes, one with Air New Zealand covering certain routes between the United States and New Zealand, and one with Air Canada, established in July 2022, covering certain United States and Canada transborder routes. These passenger JBAs enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering enhanced customer benefits, such as highly competitive flight schedules, fares and services. Separate from the passenger JBAs, United also participates in cargo JBAs with ANA for transpacific cargo services and with Lufthansa for transatlantic cargo services. These cargo JBAs offer expanded and more seamless access to cargo space across the carriers' respective combined networks.
United and Emirates entered into a commercial agreement (and United and flydubai are in the process of completing a commercial agreement) to enable passengers to book travel on a single ticket making check-in and luggage transfer faster and easier. United will launch a new direct flight between Newark/New York and Dubai starting in March 2023—from there, customers can travel on Emirates or its sister airline flydubai to more than 100 different cities. This agreement will also give the loyalty program members of both airlines more opportunities for more rewards: United MileagePlus® members flying on United's Newark/New York to Dubai flight can soon earn and redeem miles when connecting beyond on Emirates and flydubai and Emirates Skywards members will be able to earn miles when they travel on United operated flights. Eligible United customers will also soon have access to Emirates lounges when connecting to and from United's new Dubai flight.
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
In 2022, approximately 5.6 million MileagePlus flight awards were used on United and United Express. These awards represented approximately 7.3% of United's total revenue passenger miles. Total miles redeemed for flights on United and United Express, including class-of-service upgrades, represented approximately 92% of the total miles redeemed. In addition, excluding miles redeemed for flights on United and United Express, MileagePlus members redeemed miles for approximately 1.2 million other awards. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.
Air Cargo. United provides freight and mail transportation services (air cargo). The majority of air cargo services are provided to commercial businesses, freight forwarder and logistics firms as well as national postal services. Through our global network, our cargo operations are able to connect the world's major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft, and starting in 2020, the use of our passenger aircraft for cargo-only flights. The use of cargo-only flights significantly decreased in 2022 due to the return of passenger demand.
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

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2022	3,608	$13,113	$3.63	31%
2021	2,729	$5,755	$2.11	22%
2020	2,004	$3,153	$1.57	15%
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
The Company's commitment to operating an environmentally sustainable and responsible airline is woven into its long-term strategy and its values. The Company believes that it is critical, now more than ever, to continue to serve its purpose of connecting people and uniting the world, and is committed to finding solutions, both individually as a company, and together with partners in both the private and public sectors, to do so sustainably and responsibly while also achieving its financial goals. The Company is continuously looking for new ways to reduce its environmental impact in the air, on the ground and at its facilities, which benefits its employees, customers and stockholders. At the end of 2020, the Company pledged a net zero goal to eliminate its greenhouse gas ("GHG") emissions by 100% by 2050 without relying on the use of traditional carbon offsets, like planting trees or purchasing voluntary offsets. United was the first airline globally to make such a commitment without relying on the use of traditional offsets. Reliance on such offsets would allow emissions derived from within the value chain of the Company to remain unabated. Given the airline industry's designation as a 'hard-to-abate sector', the Company believes that not relying on traditional carbon offsets is important and the right priority because the airline industry should focus on decarbonization within its own activities as the industry cannot afford to divert resources and attention toward offset programs that do not effectuate real progress within aviation operations.
The Company's earnest intention on meeting the net zero GHG emission goal by 2050 led the Company to commit to a mid-term objective of reducing, compared to 2019, its carbon intensity by 50% by 2035. This carbon intensity target is intended to align the Company's net zero goal with the temperature limit goals of the Paris Agreement and allow the Company to show progress towards its 2050 net zero GHG emissions goal in the nearer term. In 2021, the Company also committed to validating this 2035 target with the Science Based Targets Initiative (SBTi).
The Company is committed to redefining the future of air travel with environmental sustainability at the forefront because it believes that it is the Company's responsibility to take tangible steps to mitigate climate change impacts from its operations. In addition, the Company's climate goals and overall climate strategy are increasingly important factors in its relationships with its employees and customers. Its strategy to achieve its climate goals is centered around four key pathways, each of which is described in further detail below: (i) reducing the Company's environmental footprint, (ii) innovating for potentially transformative carbon reduction technologies, (iii) removing the Company's atmospheric carbon impacts and (iv) collaborating with employees, customers, airports, suppliers, cross-industry partners and policymakers to facilitate faster action and the commercialization of technology solutions concerning climate change. The Company's Board of Directors (the "Board"), including through its Public Responsibility Committee, provides oversight of its climate-related goals and strategy to ensure integration with its core business strategy and management periodically updates the Board on the implementation of the Company's climate-related goals and strategy. The Board, including through its Public Responsibility Committee, also oversees management's identification, evaluation and monitoring of environmental (including climate-related) trends, issues, concerns, risks and opportunities that affect or could affect the Company's reputation, business activities, strategies and performance.
•Reducing Environmental Footprint: As part of this plan, the Company is focused on maximizing fuel efficiency and reducing fuel usage in its operations. The main focus in realizing this objective is reducing its fossil jet fuel consumption, which is both the largest contributor to its environmental footprint and a sizable expense for the Company. The Company's primary effort in reducing its fossil jet fuel consumption is directed on working with strategic partners to scale, employ and commercialize the use of sustainable aviation fuel ("SAF"). SAF is the most promising technology solution realized today that can abate emissions from the Company's flight operations. SAF can reduce lifecycle GHG emissions by up to 85% compared with conventional jet fuel and has the added benefits of having a limited impact on performance or safety and providing energy diversification. The Company is the U.S. aviation leader in SAF production investment based on publicly announced offtake agreements of certain airlines for future purchases of SAF as of the date hereof. However, SAF supply in the jet fuel market is constrained today and represents, according to industry estimates, far less than 1% of global commercial aviation fuel usage. Additionally, the purchase of SAF today comes with a price premium, compared to conventional jet fuel, to account for the additional costs of scaling and producing this early-stage solution. These challenges with present-day SAF have informed the Company's strategy of investing in SAF producers and technology to help scale the SAF market and unlock future supply for the Company. The Company uses SAF in its regular operations from World Energy at LAX and Neste at Amsterdam Airport Schiphol and has purchased nearly 8 million gallons of SAF since 2016. However, as of December 2022, the total volume of SAF the Company used in its operations remained less than 0.1% of its total aviation fuel usage.
◦In 2015, the Company began its strategy of SAF investment, by making a $30 million equity investment in Fulcrum BioEnergy, Inc. ("Fulcrum"), a company working to commercialize SAF production from municipal solid waste. With this investment, the Company entered into a long-term supply agreement with Fulcrum, which provides United the opportunity to purchase at least 900 million gallons of SAF.
◦In 2016, the Company became the first airline globally to use SAF in regular operations on an ongoing basis with SAF from World Energy.
◦In 2021, the Company launched its first-of-its-kind Eco-Skies Alliance program in which corporate and cargo customers agreed to collectively fund the price premium for SAF. As of the end of 2022, customers had committed to fund approximately 9 million gallons of SAF.

◦In December 2021, the Company made aviation history by operating the first passenger flight using 100% SAF in one engine from Chicago to Washington, D.C. The flight showcased the safety of SAF and the potential for a dramatically reduced carbon footprint for aviation.
◦In 2022, the Company signed a purchase agreement with Neste for up to 52.5 million gallons of SAF for use at Amsterdam Airport Schiphol and potentially other airports. With this agreement, United became the first U.S. airline to execute an international purchase agreement for SAF.
◦In 2022, the Company expanded its SAF investment portfolio through an investment in NEXT Renewables, becoming the first U.S. airline to invest in a biofuel refinery, which—at full production—could produce up to 50,000 barrels per day of SAF, renewable diesel and other renewable fuels.
◦In 2023, the Company formed a joint venture, Blue Blade Energy ("Blue Blade"), with Tallgrass Energy and Green Plains Inc. to commercialize SAF technology using ethanol as the feedstock. If the technology is successful, the Company has entered into an offtake agreement with Blue Blade to receive up to 135 million gallons of SAF annually for up to 2.7 billion gallons in total—the Company's largest offtake agreement.
Alongside developing and using SAF, the Company is concentrated on introducing newer, more fuel-efficient aircraft into its fleet as well as improving the efficiency of its existing fleet. From 1990 to 2022, the Company improved its mainline fuel efficiency by approximately 48%. In the second quarter of 2021, the Company announced its United Next plan and entered into firm narrow-body aircraft orders for 200 Boeing 737 MAX aircraft and 70 Airbus A321neo aircraft. A subsequent firm order was placed in 2022 for 100 Boeing 787 aircraft (with options to purchase up to an additional 100 Boeing 787 aircraft) and the Company also exercised an option to purchase 44 Boeing 737 MAX aircraft, finalized an order for an additional 56 Boeing 737 MAX aircraft and increased the number of options to purchase Boeing 737 MAX aircraft by an additional 100. Collectively, the introduction of the new aircraft into the fleet is expected to result in 17%-25% lower carbon emissions per available seat-mile ("ASM") compared to older planes. In conjunction with its SAF strategy and improving the fuel efficiency of its fleet, the Company has been revamping its flight and ground operations, including implementing operational and procedural initiatives to drive fuel conservation. Over 4,100 units of the Company's ground service equipment ("GSE") around the world are electric or use alternative fuels and, as of the end of 2022, approximately 34% of its GSE fleet has been electrified. The Company has worked collaboratively across its organization and with Air Traffic Control ("ATC") providers to improve fuel efficiency through the implementation of best practices, by providing training to its pilots and dispatchers and supplying them with the tools needed to execute on those strategies.
•Innovating in Carbon Reduction Technology: The Company has been forming, through its corporate venture capital arm, United Airlines Ventures ("UAV"), collaborations with, as well as investing in, early-stage climate technology companies that have the potential to scale and support the Company's climate targets or are generally supportive of advancing sustainability within the broader economy.
◦In 2021, the Company announced, through UAV, investments in aerospace technologies, like electric vertical takeoff and landing ("eVTOL") aircraft (through its investment in Archer Aviation), electric aircraft (Heart Aerospace) and hydrogen-electric engines (ZeroAvia) to advance technologies with a potential to help decarbonize air travel in the future, once regulatory approvals are obtained.
◦In September 2022, UAV announced an addition to its eVTOL investment portfolio with an investment in Eve Air Mobility ("Eve"), a company that is developing an electric four-seater aircraft. Along with the investment, the Company entered into a conditional purchase agreement for 200 aircraft with Eve, with expected first deliveries as early as 2026, once regulatory approvals are obtained.
◦In November 2022, UAV broadened its technology investment portfolio to include clean energy infrastructure with an investment in Natron Energy, a battery manufacturer developing novel sodium-ion batteries. Natron's technology has the potential to help reduce the GHG footprint of United's ground operations by helping to electrify its airport GSE.
•Removing Carbon Impact: The Company intends to extend its environmental sustainability efforts beyond reducing emissions by also focusing on carbon removal by investing in carbon capture technologies to either sequester carbon or potentially utilize captured carbon to make low-carbon fuels. In 2020, the Company became the first airline to announce a commitment to invest in direct air capture, a carbon capture and sequestration technology, and since then has broadened its investment approach to also include technologies that can utilize captured carbon to make high-value, low-carbon products.

◦In December 2021, UAV invested in Dimensional Energy ("Dimensional"), a novel technology startup that converts carbon dioxide ("CO2") and water into fuel, primarily SAF. Along with the investment, the Company and Dimensional also reached a commercial agreement for the Company to purchase at least 300 million gallons of SAF over 20 years.
◦In March 2022, UAV and Oxy Low Carbon Ventures announced an investment in biotech firm Cemvita Factory to commercialize the production of SAF intended to be developed through a revolutionary new process using CO2 and synthetic microbes.
◦In December 2022, UAV invested in Svante, a developer of carbon capture and removal technology using structured adsorbent beds, also known as filters.
It is important to note that certain of these technology solutions pertaining to both carbon reduction and carbon removal innovations need time to reach commercial viability. Despite this and other hurdles, the Company believes that these solutions show potential for scale and future reduction of GHG emissions.
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
◦The Company has historically supported the adoption of more aggressive industry targets, with both Airlines for America ("A4A") and the International Air Transport Association committing in 2021 to net-zero emissions by 2050 for domestic and international carriers, respectively. In addition, the Company along with other A4A members have pledged to work towards the Biden Administration's SAF Grand Challenge to collectively make 3 billion gallons of SAF available domestically by 2030.
◦The Company worked with federal policymakers to champion passage of the Sustainable Skies Act SAF Blender's Tax Credit through the Inflation Reduction Act of 2022 (the "IRA"). This credit creates an economic incentive for increased SAF production within the United States.
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
◦At the international level, the Company was the only U.S. airline that attended the 2022 UN Conference of the Parties ("COP27") climate conference, to continue its engagement with policymakers on aviation decarbonization strategies.
Additional quantitative emissions data for fiscal years 2021 and 2020 follow this paragraph. The Company believes that its absolute GHG emissions will increase in the immediate future as the impact of the COVID-19 pandemic on the Company's operations continues to lessen and the Company implements its United Next strategy and continues to grow. In addition, even though purchasing carbon offsets could present near-term emissions reductions, as outlined above, the Company is resolute in attaining its mid-term and long-term climate goals without relying on the use of traditional carbon offsets to support its voluntary climate targets and has made progress towards implementing solutions that are needed to permanently change aviation and reduce the environmental impact of air travel to protect our planet for generations to come. Such commitment is demonstrated by the end of the Company's customer offset program and elimination of emission reductions realized by carbon offsets as reflected in its 2021 GHG inventory.

Carbon Emissions	2021	2020
Direct (Scope 1) GHG Emissions in Metric Tons CO2e
Gross GHG emissions	21,375,275	15,490,070
SAF emissions reductions	(4,790)	(4,708)
Net GHG emissions	21,370,485	15,485,363
Indirect Emissions in Metric Tons CO2e
Indirect (Scope 2) GHG emissions	160,794	175,087
Other indirect (Scope 3) GHG emissions	5,561,745	4,280,317
Total GHG Emissions in Metric Tons CO2e
Gross GHG emissions	27,093,024	19,940,767
Carbon offsets (a)	—	(4,106)
Net GHG emissions	27,093,024	19,936,661

Carbon Emissions Intensity Rates (b)	2021	2020
Emissions Intensity per Revenue ton-mile ("RTM")
Mainline RTMs (millions) (c)	15,371	9,755
Metric tons CO2e/1,000 mainline RTMs (d)	1,401	1,605
Emissions Intensity per ASM
ASMs (millions) (e)	178,684	122,804
Regional metric tons CO2e/1,000 mainline and regional ASMs (f)	151	161
(a)Offset purchases made in 2020 were part of discrete promotional campaigns. These promotions were offered prior to the Company's announcement in December 2020 of its commitment to reduce 100% of its GHG emissions by 2050 without the voluntary use of traditional offsets and are no longer part of the Company's promotional campaigns. The Company may be subject to future regulatory requirements that require the purchase of carbon offsets.
(b)Intensity rates and operational figures are calculated based on third-party verified data for 2021 and 2020.
(c)The number of mainline revenue (passenger and cargo) tons transported multiplied by the number of miles flown on each segment.
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
Human Capital Management and Resources
Our national campaign "Good Leads the Way" tells the story of United's leadership in areas like customer service, diversity, equity and inclusion and sustainability and captures the optimism that fuels our large ambitions at a time of unprecedented demand in air travel. Our employees around the world are joined in a shared purpose of "Connecting People. Uniting the World" by enabling connections that matter and move society—whether it is connecting people across cultures, flying a loved one to a wedding, connecting medical professionals at a breakthrough conference or getting a business traveler to an important meeting or back home in time for a child's big game. Our ability to make these connections, as well as to build long-term value for our shareholders and contribute to the broader community, depends on our commitment to attract and retain the best talent at all levels of our organization and across our global workforce. To facilitate talent attraction and retention, we strive through our human capital management strategy to create lifelong careers for the people of United. That includes professional development and promotional opportunities and the ability to qualify for retirement benefits, health and wellness benefits and, of course, travel privileges, as we remain dedicated to providing the best place for our employees to work. Our core4 (we are safe, then caring, dependable and efficient) serves as the framework for how we take care of our customers and each other and how we make decisions as a team. For United, our shared purpose is about more than getting people from one place to another and executing our strategic priorities: it means that as a global company that operates in hundreds of locations around the world with millions of customers, we have a unique responsibility and opportunity to drive meaningful change in the places where we fly by creating exciting, rewarding and long-term careers for tens of thousands of people who live in the communities that we serve.
Demographics: As of December 31, 2022, UAL, including its subsidiaries, had approximately 92,795 employees consisting of approximately 23,065 flight attendants, 16,129 passenger service agents, 15,088 ramp service agents, 13,831 pilots, 8,499 technicians and related flight simulator technicians, 965 storekeeper employees, 393 dispatchers, 336 fleet tech instructors, load planners, maintenance instructors and security officers and 14,489 management and other personnel. Approximately 84% of the Company's employees were represented by various U.S. labor organizations at year-end 2022.
As of December 31, 2022, of our U.S. employees, approximately 39% were female and approximately 49% self-identified as part of an underrepresented racial or ethnic group. Our workforce diversity metrics are reported regularly to the executive team and to the Board. The Board believes that its membership should continue to reflect a diversity of gender, race, ethnicity, age, sexual orientation and gender identity and is committed to actively seeking women and minority candidates for the pool from which director candidates are chosen in support of the Board's commitment to diversity. The following table contains aggregate information regarding certain self-identified characteristics of our U.S. employees and directors:

	U.S. Employees and Directors (a)
	Board of Directors	Company-wide	Frontline	Professional/ Supervisory	Senior Professional/ Leaders	Senior Leaders
Female	3	32,925	28,845	2,772	1,228	80
Male	10	50,629	44,800	3,481	2,184	164
Asian	—	10,281	8,775	826	661	19
American Indian/Alaska Native	—	353	321	24	7	1
Black/African American	2	12,086	10,976	853	243	14
Hispanic/Latino	—	14,486	13,077	1,082	315	12
Hawaiian/Pacific Island	—	2,094	1,930	131	32	1
Not disclosed	—	1,541	1,356	123	59	3
Two or more races	—	1,650	1,471	131	43	5
Aboriginal/VisMin Canadian	—	3	3	—	—	—
White	11	41,060	35,736	3,083	2,052	189
(a) Diversity representation data is for U.S. workforce only, excluding employees on leave and those directly employed by United subsidiaries, as of December 31, 2022. Diversity tracking is prohibited by law in some international locations. Numbers may not sum due to rounding.
Connecting People. Uniting the World: The following programs, policies and initiatives encompass some of the objectives and measures that we continue to focus on as part of our human capital management strategy:
•Workplace Safety: At United, safety is first in everything we do and is our first core4 service standard. We are focused on promoting our safety culture to ensure that every employee across the Company holds each other to the highest safety standards. Our comprehensive, formalized approach to managing the safety of everyone at the Company is through our enterprise-wide Safety Management System ("SMS"), which is governed by the Company's Chief Executive Officer, is implemented, overseen and cascaded by the Company's Corporate Safety team and is delivered by divisional teams with regular training and monitoring. The SMS helps us assure that we are adhering to our safety standards, communicating those standards across all of our divisions and departments and identifying safety hazards. The SMS also confirms that our safety risk mitigations are working properly (mainly through audits). We have also established a "United Safety Excellence Program" that recognizes United locations with exceptional safety performance and commitments to safety. As of December 31, 2022, we have certified 35 United locations, which is aligned with our certifications pre-COVID-19 pandemic.
In addition, the Company has onsite clinic locations in four of its hubs that provide care to active employees, including, but not limited to, services related to occupational injury, Company-directed exams, acute care for personal illness, pre-employment exams, travel immunizations and the Occupational Safety and Health Administration ("OSHA") audiometric testing. For all other locations, United has partnered with third-party clinics to provide such services. Additionally, the Company actively follows the recommendations of the CDC and since the start of the COVID-19 pandemic, the Company has implemented additional safety measures in compliance with CDC guidelines.
The Board, including through its Public Responsibility Committee, provides oversight of the Company's policies, positioning and practices concerning various broad public policy issues, including those that relate to safety and public health (including workplace and customer safety and security), and the full Board is provided with a safety update at every Board meeting.

•Diversity, Equity and Inclusion ("DEI"): At United we are on a mission to become the best airline in the history of aviation and change the face of the aviation industry by creating pathways for a more diverse, equitable and inclusive workplace. To achieve this goal, we must ensure that our airline, team members, practices and our policies reflect our global customer base and the communities we serve. Our DEI strategy is centered around transforming the future of aviation in the following ways:
◦creating greater awareness, access and opportunities for underrepresented groups to create long, lucrative careers at United;
◦growing our uniquely inclusive culture;
◦offering a more accessible and culturally sensitive travel experience for all of our customers;
◦empowering our communities; and
◦modeling active leadership to build a strong pipeline for business diversity.
We are making progress in diversifying our leadership and key talent pipelines, including pilots and technicians, and we are holding ourselves accountable by setting goals tied to our executive compensation plans. Our comprehensive approach to sustainable progress includes building customized strategies for each functional area of our business to attract, develop and support diverse talent in the advancement of their careers at United.
In 2022, our new hire representation of women and people of color in management and administrative roles was higher by approximately 5% and 9%, respectively, when compared to beginning of year representation. A key contributing factor to this growth was setting a goal to have 90% of interview slates include a diverse set of candidates. In 2022, we also increased representation at the officer level where 60% of officer promotions were women and 40% were people of color. Our highly engaged employee-led Business Resource Groups ("BRG") are also helping to drive our strategies and grow our inclusive culture. Our 44 BRG chapters with 2022 memberships totaling approximately 27,000 memberships worldwide build cultural awareness and allyship for the various communities they represent—Black, LGBTQ+, multicultural, multigenerational, people with disabilities, veterans, women, and working parents and caregivers. Each of our eight BRGs is sponsored by a member of our executive team.
In the summer of 2021, United opened the United Aviate Academy (the "Academy") with a goal for at least half of the pilot graduates to be women or people of color. Since April 2021, we have received approximately 20,000 applications. The Academy has completed its first full year of operations with the inaugural graduating class in January 2023. Students enrolled in the first year of operation were 43% women and 74% people of color. The Academy is designed to set its graduates up for a career that reflects United's high standard of professionalism and deep commitment to delivering a safe, caring, dependable and efficient travel experience.
Not only does the Academy publicly establish our commitment to diversity, but our partnerships for pilot recruiting at three Historically Black Colleges and Universities ("HBCUs") enable us to support organizations that have a long history of serving underrepresented communities. The Academy's pilot recruiting program provides a new and effective path to a United flight deck and partnering with HBCUs gives United the opportunity to further our efforts to diversify our employee base and flight decks. Elizabeth City State University, Hampton University and Delaware State University are the core of the Academy's commitment to HBCUs.
We are also enhancing awareness and access for underrepresented groups to careers as aircraft maintenance technicians through Calibrate, our new in-house apprenticeship program launched in November 2022. We plan to train more than 1,000 new technicians by 2026, with a goal of at least half being women or people of color. Our first cohort was comprised of 80% people of color. In the 36-month program, apprentices will gain the skills and knowledge to obtain their A&P Certificate, including hands-on and classroom training and mentorship alongside United's experienced technicians. Calibrate plans to expand to over a dozen locations in 2023, will be open to United's global employee base and external candidates and will be key in helping United achieve its goal of hiring 7,000 maintenance technicians by 2026.
Through our skills-first hiring approach, we are prioritizing a focus on the skills, capabilities and talent a candidate brings to the table rather than categorically excluding talent for not having a four-year college degree.
•We are one of over 60 leading employers who have partnered with OneTen, an organization focused on addressing the racial wealth gap through skills-first hiring. We have committed to doing our part to help the organization lead the upskilling, hiring and promotion of one million Black people without a four-year college degree into family-sustaining careers over the next 10 years. Since joining, United has hired over 2,000 employees that contribute to our partnership commitment with OneTen.

•We host two cohorts of students each year with our talent partner Year Up, a nonprofit that empowers young, talented professionals to move into careers in a single year by providing technical and professional skills training for entry-level roles and connecting them with their first corporate experience. This helps build skills and experiences that will empower them to reach their potential, while giving hiring managers access to a motivated, diverse talent pipeline. Last year, we set a goal that 80% of each cohort would be hired as United team members and we exceeded that goal in August 2022 with 100% of our cohort being hired and on the path to a long, lucrative career as highly engaged team members.
Pay equity is a key tenet of our rewards strategy because it promotes an environment in which all employees feel valued and respected. In 2021, we disclosed that we have achieved near-perfect pay equity for employees of all genders and races performing comparable work across our U.S. operations. In 2022, we continued our commitment to conducting annual reviews of our pay practices, including among managers, to maintain pay equity.
Our commitment to diversity and empowerment extends from our workforce and continues in our relationships with our suppliers as we recognize that we can meet our business needs while supporting economic growth in marginalized communities. In 2021, we announced our aspiration to become a member of the Billion Dollar Roundtable ("BDR"), a group of corporations recognized for spending at least $1 billion annually with diverse-owned businesses. We have built a strong foundation to keep us on track and are working to improve the rate of inclusion for diverse-owned businesses in our supply chain. In 2022, we more than doubled our spend with diverse and women-owned businesses and added more than 80 new diverse suppliers to our supply chain.
•Board Oversight: Our Board, assisted by several of its committees, plays a key role in the strategic oversight of management regarding the development, implementation and effectiveness of the Company's policies and strategies relating to human capital management. For instance, the Board's Executive Committee oversees and reviews significant human capital strategies, including culture, talent management and DEI matters, and the Board's Public Responsibility Committee reviews and monitors the development and implementation of the Company's DEI and strategic goals and objectives. Many of our Board members have experience overseeing workforce issues as CEOs and presidents of other companies or organizations. The Compensation Committee also engages an independent compensation and benefits consulting firm to help evaluate our executive compensation and benefit programs and to provide benchmarking against a group of peer companies, including peers within the airline industry.
•Career Growth and Development and Succession Planning: We offer a broad range of professional training and education for the career advancement and leadership development of our employees. In 2022, about 90% of our senior leader positions filled were internal placements and 513 frontline employees were promoted into management roles, almost three times as many as the prior year. Our key leadership development programs include structured nomination programs for high potential leaders with a focus on diverse representation and opportunities for all employees to develop their careers. Rise and LEAD are 6-month targeted programs for high-potential directors, senior managers and managers who are focused on developing strategic thinking, innovation, business acumen and executive presence skills, including through executive coaching and action learning projects. The Airport Operations Leadership Academy provides development opportunities for all employees and supports United's goal to build a robust, diverse leadership talent pipeline. The Airport Operations Leadership Academy provides courses, experiential learning and mentoring that can lead to certification in technical, technology and leadership skills. Our commitment to mentoring and sponsorship is reflected in several programs implemented through BRGs, departments such as Inflight and Airport Operations and the Academy. Succession planning provides us the opportunity to evaluate our key successors, create curated development plans for them and align on gaps to begin the process of proactively identifying external talent for director and above positions. Executives engage in succession planning by continuously evaluating, developing and mentoring our high potential talent and providing them with advancement opportunities to ensure they are prepared when executive and management positions become available. The Board also engages in annual succession planning and talent development discussions with our Chief Executive Officer, focusing on our ability to identify, attract, prepare and retain talented employees for future leadership positions.
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
•Collective Bargaining Agreements: Collective bargaining agreements between the Company and its represented employee groups are negotiated under the Railway Labor Act ("RLA"). Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered "open for amendment." The following table reflects the Company's represented employee groups, the number of employees per represented group, union representation for each employee group, and the amendable date for each employee group's collective bargaining agreement as of December 31, 2022:

Employee Group	Number of Employees	Union	Agreement Open for Amendment

United Airlines, Inc.:
Flight Attendants	23,065	Association of Flight Attendants (the "AFA")	August 2021
Fleet Service	15,088	International Association of Machinists and Aerospace Workers (the "IAM")	December 2021
Pilots	13,831	Air Line Pilots Association	January 2019
Passenger Service	11,649	IAM	December 2021
Technicians	8,499	International Brotherhood of Teamsters (the "IBT")	December 2022
Storekeepers	965	IAM	December 2021
Dispatchers	393	Professional Airline Flight Control Association (the "PAFCA")	December 2024
Fleet Tech Instructors	180	IAM	December 2021
Load Planners	69	IAM	December 2021
Security Officers	45	IAM	December 2021
Maintenance Instructors	42	IAM	December 2021

United Ground Express, Inc.:
Passenger Service	4,480	IAM	March 2025
In November 2022, United dispatchers represented by the PAFCA voted to ratify a two-year contract extension. In January 2023, United and the IBT ratified an extension to its labor contract. The agreement becomes amendable in December 2024 and includes a one-year early opener that allows for bargaining on a successor agreement to begin in December 2023.
•Additional Information: See our report at crreport.united.com, for additional information on our human capital management programs, initiatives and measures. We are committed to transparency and accountability as we work to better reflect the diversity of the communities we serve in all areas of our business and, to track our progress, have committed to sharing our U.S. workforce demographic data by self-identified race, ethnicity and gender on an annual basis on our website. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
Industry Regulation
Airlines are subject to extensive domestic and international regulatory oversight. The following discussion summarizes the principal elements of the regulatory framework applicable to our business. Regulatory requirements, including but not limited to those discussed below, affect our operations and increase our operating costs, and future regulatory developments may continue to do the same. In addition, should any of our governmental authorizations or certificates be modified, suspended or revoked, our business and competitive position could be materially adversely affected. See Part I, Item 1A. Risk Factors—"The airline industry is subject to extensive government regulation, which imposes significant costs and may adversely impact our business, operating results and financial condition" for additional information on the material effects of compliance with government regulations.
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
Airlines are also regulated by the Federal Aviation Administration (the "FAA"), an agency within the DOT, primarily in the areas of flight safety, air carrier operations and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect, modify or ground aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security ("DHS") has jurisdiction over virtually every aspect of civil aviation security. The Antitrust Division of the U.S. Department of Justice ("DOJ") has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the RLA, a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS, the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture ("USDA"), Centers for Disease Control and Prevention ("CDC"), OSHA and other U.S. and international regulatory bodies.
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
Legislation. The airline industry is subject to legislative actions (or inactions) that may have an impact on operations and costs. In 2018, the U.S. Congress approved a five-year reauthorization for the FAA that will expire in September 2023. Discussions in connection with the reauthorization could include a wide range of tax and policy issues. Potential policy changes for consideration could include airline customer service requirements, aviation safety, investments in FAA staffing and resources, advancements in improving air traffic control ("ATC") technology, labor requirements and managing new entrants in the National Air Space. These issues could impact the Company and larger airline industry. Congressional action on reauthorization is expected to occur after the September 2023 expiration date, and in that case, Congress will likely pass an extension of current law to prevent any lapse in taxing authority.
International Regulation. International air transportation is subject to extensive government regulation. In connection with the Company's international services, the Company is regulated by both the U.S. government and the governments of the foreign countries or regions the Company serves. In addition, the availability of international routes to U.S. carriers is regulated by aviation agreements between the U.S. and foreign governments and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.
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
Airport Access. Historically, access to foreign routes has been tightly controlled through bilateral agreements between the U.S. and each foreign jurisdiction involved. These agreements regulate the routes served, the number of carriers allowed to serve each route and the frequency of carriers' flights. Since the early 1990s, the U.S. has pursued a policy of "Open Skies" (meaning all U.S. and foreign carriers have access to the destination) under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign points. Currently, there are more than 100 Open Skies agreements in effect. However, even with Open Skies, many of the airports that the Company serves in Africa, the Middle

East, Asia/Pacific, Europe, and Latin America maintain slot controls. A large number of these slot controls exist due to congestion, environmental and noise protection and reduced capacity due to runway and ATC construction work, among other reasons.
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
Epidemics or pandemics, such as the COVID-19 pandemic, may cause governments to restrict entry of passengers and/or to impose health management rules which can include vaccinations, boosters, testing, quarantine upon arrival, health declarations and temperature screens, among others. Such requirements may result in reduced demand for travel in certain circumstances and may cause the Company to suspend certain international services. Although certain governments may grant waivers for limited periods that allow the Company to maintain existing slot rights and route authorizations while not operating at a particular foreign point, waivers are not guaranteed.
Environmental Regulation. The airline industry is subject to increasingly stringent federal, state, local and international environmental regulations, including those regulating emissions to air, water discharges, safe drinking water and the use and management of hazardous substances and wastes. The Company endeavors to comply with all applicable environmental regulations.
Climate Change. As outlined above, the Company's commitment to becoming a more environmentally sustainable company extends beyond seeking to comply with regulatory requirements. At the same time, efforts to reduce carbon emissions through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national and regional regulators. A policy to regulate GHG emissions from aviation known as the European Union ("EU") Emission Trading System ("ETS") was adopted in 2009, but applicability to flights arriving at or departing from airports outside the EU has been postponed several times. In December 2017, the European Parliament voted to extend exemptions for extra-EU flights until December 2023 in order to align with the completion of the pilot phase of the International Civil Aviation Organization's ("ICAO") Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). More recently, the European Parliament and Council reached a provisional agreement to extend exemptions for extra-EU flights from 2023 to 2027. The extension of EU ETS to extra-EU flights could still occur in future years, depending on the EU government's assessment of the effectiveness of CORSIA. CORSIA, which was adopted in October 2016, is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation, through airline purchases of eligible carbon offset credits and the use of eligible sustainable fuels. The unprecedented nature of the COVID-19 pandemic prompted ICAO to include only 2019 emissions (as opposed to the originally planned average of 2019-20 emissions) as the baseline upon which offsetting obligations would be calculated for the pilot phase (2021-23) of the scheme. At the conclusion of the 2022 ICAO Assembly's 41st Session in October 2022, the ICAO Assembly passed a resolution establishing the baseline for the subsequent phases of CORSIA at 85% of 2019 emissions. This decision is expected to substantially increase United's anticipated CORSIA compliance costs as compared to a 2019-only baseline, although the exact mechanism by which CORSIA will be implemented domestically is currently unknown. Certain CORSIA program aspects could also potentially be affected by the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. Domestically, in December 2020, the U.S. Environmental Protection Agency ("EPA") adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO airplane CO2 emission standards. In June 2022, the same standards were proposed by the FAA, the agency responsible for enforcing the standard at the time of aircraft certification, and are awaiting a final rule.
The Company believes that policies that incentivize the production of SAF, such as the passage of tax credit incentives for the production of SAF in the IRA, or economy-wide carbon prices or taxes, will enable the Company to decarbonize its operations more cost efficiently than a patchwork of regulatory requirements on aviation, particularly those that require airlines to reduce flights or impose the cost of transitioning to low-carbon alternatives disproportionately on airlines. The Company lauded the U.S. government's passage of the IRA and will continue to work with policymakers to adopt policies that incentivize the production of SAF to allow the industry to transition to a lower carbon future. In addition, while the Company is resolute in attaining its mid-term and long-term climate goals without relying on voluntary use of traditional carbon offsets, the Company may be subject to future regulatory requirements that require the purchase of carbon offsets, which may expose the Company to additional costs associated with the procurement of offsets or limited supply in the carbon offsets market. The Company believes that policies that incentivize in-sector emissions reductions, rather than carbon offset purchases, will better support the industry's transition to a lower carbon future.

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
Various states have passed legislation restricting the use of Class B fire-fighting foam agents that contain intentionally added per- and polyfluoroalkyl substances ("PFAS"), which are requiring the Company to continue to incur costs to convert existing fixed foam fire suppression systems to accommodate PFAS-free firefighting foam agents. In addition, the EPA has developed the PFAS Strategic Roadmap, which includes regulatory actions across a wide spectrum of its statutory authorities, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, the Clean Water Act, the Toxic Substances Control Act and the Safe Drinking Water Act. In August 2022, EPA proposed to designate two PFAS substances, perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”) as hazardous substances under CERCLA. The proposed rule would authorize the EPA to order cleanup actions and hold responsible parties liable under CERCLA's joint and several liability scheme. The proposed rule would also require the Company to immediately report releases that meet or exceed the reportable quantity of PFOA or PFOS to the EPA and any other applicable state and local agencies. The Company expects these broad regulatory policies will increase the risk of incurring remediation costs and/or liabilities at current and former locations at which the Company currently or historically used fire-fighting foam agents containing PFOA, PFOS or other PFAS substances. To mitigate these risks, the Company is working to remove PFAS-containing fire-fighting foam from its hangars and other assets through a phased retrofit/replacement strategy, and is committed to transitioning to PFAS-free materials for fire suppression. Finally, environmental cleanup laws could require the Company to undertake (or subject the Company to liability for costs associated with) investigation and remediation actions at certain owned or leased locations or third-party disposal locations. Because PFOA, PFOS and other PFAS substances are expected to be regulated under CERCLA and have been regulated other environmental cleanup laws, the Company may become subject to potential liability for its historic usage of PFAS-containing materials, although such potential liability is not expected to be significant. Until the applicability of new regulations to our specific operations is better defined and/or until pending regulations are finalized, future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time.
While the Company is required to comply with numerous applicable environmental regulations, the Company believes that these regulations and programs, including the pilot phase of CORSIA, EPA regulations regarding PFAS and GHG emissions, and other existing environmental regulations, are not reasonably likely to have a material effect on the Company's results or competitive position. However, the precise nature of future requirements and their applicability to the Company are difficult to predict, and the financial impact to the Company and the aviation industry could be significant.
Information about Our Executive Officers
Below is a list of the Company's executive officers as of the date hereof, including their name, office(s) held and age.

Name	Position	Age
Torbjorn (Toby) J. Enqvist	Executive Vice President and Chief Operations Officer	51
Kate Gebo	Executive Vice President Human Resources and Labor Relations	54
Brett J. Hart	President	53
Gregory L. Hart	Executive Vice President and Chief Growth Officer	57
Linda P. Jojo	Executive Vice President and Chief Customer Officer	57
J. Scott Kirby	Chief Executive Officer	55
Gerald Laderman	Executive Vice President and Chief Financial Officer	65
Andrew Nocella	Executive Vice President and Chief Commercial Officer	53
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

Torbjorn (Toby) J. Enqvist. Mr. Enqvist has served as Executive Vice President and Chief Operations Officer of UAL and United since July 2022. From June 2021 to July 2022, he served as Executive Vice President and Chief Customer Officer of UAL and United. From August 2018 to May 2021, he served as Senior Vice President and Chief Customer Officer of UAL and United. From December 2017 to August 2018, he served as Senior Vice President of Network Operations and Customer Solutions of UAL and United. From July 2017 to December 2017, he served as Senior Vice President of Customer Solutions and Recovery of UAL and United. From December 2015 to June 2017, he served as Vice President Hubs Domestic & International Line Stations. From January 2014 to November 2015, he served as Vice President Project Quality. From November 2011 to December 2013, he served as Vice President Newark Hub. From January 2010 to October 2011, he served as Vice President Security & Environment Affairs. Mr. Enqvist joined Continental Airlines, Inc. ("Continental") in 1996.
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
Gregory L. Hart. Mr. Hart has served as Executive Vice President and Chief Growth Officer of UAL and United since May 2022. From January 2022 to May 2022, he served as Executive Vice President United Next of UAL and United. From June 2020 to January 2022, he served as Executive Vice President, Strategy and Planning of UAL and United. From February 2014 to May 2020, he served as Executive Vice President and Chief Operations Officer of UAL and United. From December 2013 to February 2014, he served as Senior Vice President Operations of UAL and United. From October 2012 to December 2013, he served as Senior Vice President Technical Operations of United. From October 2010 to September 2012, he served as Senior Vice President Network of United and Continental. From September 2008 to September 2010, he served as Vice President Network of Continental. Mr. Hart joined Continental in 1997.
Linda P. Jojo. Ms. Jojo has served as Executive Vice President and Chief Customer Officer of UAL and United since July 2022. From June 2017 to July 2022, she served as Executive Vice President Technology and Chief Digital Officer of UAL and United. From November 2014 to June 2017, she served as Executive Vice President and Chief Information Officer of UAL and United. From July 2011 to October 2014, she served as Executive Vice President and Chief Information Officer of Rogers Communications, Inc., a Canadian communications and media company. From October 2008 to June 2011, she served as Chief Information Officer of Energy Future Holdings, a Dallas-based privately held energy company and electrical utility provider.
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
Gerald Laderman. Mr. Laderman has served as Executive Vice President and Chief Financial Officer of UAL and United since August 2018. Mr. Laderman served as Senior Vice President Finance, Procurement and Treasurer for UAL and United from 2013 to August 2015, and again from August 2016 to May 2018. Mr. Laderman additionally was acting Chief Financial Officer from August 2015 to August 2016 and from May 2018 to August 2018. Mr. Laderman served as Senior Vice President Finance and Treasurer for the Company from 2010 to 2013. From 2001 to 2010, Mr. Laderman served as Senior Vice President of Finance and Treasurer for Continental. Mr. Laderman joined Continental in 1988 as senior director legal affairs, finance and aircraft programs.

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
In June 2021, the Company announced its United Next plan, including initial firm orders of 270 aircraft, retrofitting plans and plans to increase mainline daily departures and available seats across the Company's North American network. In developing our United Next plan, we made certain assumptions including, but not limited to, those related to the duration and scope of the impacts from the COVID-19 pandemic, customer demand (in light of the COVID-19 pandemic, inflation and changing economic conditions), fuel costs, delivery of aircraft, labor market constraints and related costs, supply chain constraints, inflationary pressures, voluntary or mandatory groundings of aircraft, our regional network, competition, market consolidation and other macroeconomic and geopolitical factors. Actual conditions may be different from our assumptions and could cause the Company to adjust its strategic operating plan. In addition, we cannot provide any assurance that we will be able to successfully execute our strategic plan, our strategic plan will not result in additional unanticipated costs, the growth that we anticipate will occur through execution of our strategic plan will not exacerbate any other risk described in this Form 10-K (especially relating to fuel costs, the impact of inflationary pressures, our supply chain or our ability to attract, train and retain talent), our suppliers will timely provide adequate products or support for our products (including delivery of aircraft) or our strategic plan will result in improvements in future financial performance. If we do not successfully execute our United Next or other strategic plans, or if actual results vary significantly from our expectations, our business, operating results, financial condition and market capitalization could be materially and adversely impacted. The failure to successfully structure our business to meet market conditions could have a material adverse effect on our business, operating results and financial condition.
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
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft, and the financial commitment required for purchases of new aircraft is substantial. As a result of our network strategy changing or our demand expectations not being realized, our preference for the aircraft that we previously ordered may decrease; however, the Company may be responsible for material liabilities to its counterparties if it were to attempt to modify or terminate any of its existing aircraft order commitments and our financial condition could be adversely impacted. These risks are heightened as a result of the Company's United Next orders in the second quarter of 2021 and the fourth quarter of 2022. Additionally, the Company may have a need for additional aircraft that are not available under its existing orders and may seek to acquire aircraft from other sources, such as through lease arrangements, which may result in higher costs or less favorable terms, or through the purchase or lease of used aircraft. The Company may not be able to acquire such aircraft when needed on favorable terms or at all.
Furthermore, if, for any reason, the Company is unable or does not want to accept deliveries of new aircraft or integrate such new aircraft into its fleet as planned, the Company may face higher financing and operating costs than planned or litigation risks, or be required to seek extensions of the terms for certain leased aircraft or otherwise delay the exit of other aircraft from its fleet. Unanticipated extensions or delays may require the Company to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to the Company's schedule, thereby reducing revenues.
The imposition of new tariffs, or any increase in existing tariffs, on the importation of commercial aircraft that the Company orders may also result in higher costs.
Failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results. In addition, any businesses or assets that we acquire in the future increase our exposure to unknown liabilities or other issues and also may underperform as compared to expectations.

Although we are committed to reducing our debt over the long term, an important part of the Company's strategy to expand its global network has included making significant investments, both domestically and in other parts of the world, including in other airlines and other aviation industry participants, producers of SAF and manufacturers of electric and other new generation aircraft. The Company plans to continue to make additional investments through its corporate venture capital arm, UAV. However, increased competition in forming and maintaining relationships with other airlines (since there are a limited number of potential arrangements and other airlines and industry participants seek to enter into similar relationships) may make it difficult for the Company to complete strategic investments on commercially reasonable terms or at all.
These investments are inherently risky and may not be successful. Future revenues, profits and cash flows of these and future investments and repayment of invested or loaned funds may not materialize due to safety concerns, regulatory issues, supply chain constraints or other factors beyond our control. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture, the value of those securities will fluctuate and may depreciate in value. We may not control the companies in which we make investments, and as a result, we will have limited ability to determine their management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks. Further, acquisitions and investments create exposure to assumed litigation and unknown liabilities, as well as undetected internal control, regulatory compliance or other issues, or additional costs not anticipated at the time the transaction was completed, and our due diligence efforts may not identify such liabilities or issues, or they may not be disclosed to us.
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
In addition, we may incur asset impairment charges related to acquisitions, divestitures, investments or joint ventures that reduce our earnings. For example, in 2020, United recorded a full credit loss allowance against the $515 million carrying value of the Term Loan Agreement with, among others, BRW Aviation Holding LLC and BRW Aviation LLC ("BRW"), as guarantor and borrower, respectively, and the related receivable. Moreover, new or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results.
If the execution or implementation of acquisitions, divestitures, investments, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. In addition, due to the Company's substantial amount of debt, there are certain limitations on the Company's business development capacity. Further, pursuing these opportunities may require us to obtain additional equity or debt financing and could result in increased leverage and/or a downgrade of our credit ratings.
Business, Operational and Industry Risks
The COVID-19 pandemic, and related governmental regulations and restrictions, has materially and adversely impacted our business, operating results, financial condition and liquidity. The full extent of the impact will depend on future developments, among other things. If the impacts from the COVID-19 pandemic extend beyond our assumed timelines, our actual results may vary significantly from our expectations.
The COVID-19 pandemic prompted governments and businesses to take unprecedented measures in response that have included international and domestic travel restrictions or advisories, restrictions on business operations, limitations on public gatherings, social distancing recommendations, temporary closures of businesses, remote work arrangements, closures of tourist destinations and attractions as well as quarantine and shelter-in-place orders. As a result, we experienced a precipitous decline in passenger demand and bookings for both business and leisure travel, which had an adverse impact that was material to the Company's business, operating results, financial condition and liquidity and materially disrupted our strategic operating plans. In 2022, the Company saw increasing demand for travel both domestically and internationally; however, as the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand. It remains difficult to reasonably predict the full extent of the ongoing impact of the COVID-19 pandemic on the Company's longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside the Company's control, such as the ultimate duration of and factors impacting the recovery from the pandemic (including the efficacy and speed of vaccination programs in curbing the spread of the virus in different markets, the efficacy and availability of various treatment options, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines or treatment options and the continuation of existing or implementation of new government travel restrictions), the volatility of aircraft fuel prices, customer behavior and preference changes and whether such changes are temporary or permanent, and fluctuations in demand for air travel, among others. The COVID-19 pandemic, the measures taken in response and related macroeconomic effects may continue to impact many aspects of our business, operating results, financial condition and liquidity in a number of ways, including labor market constraints and related costs (which impact available staffing and therefore the Company's flight schedules and reputation), facility closures and related costs, disruptions to the Company's and its business partners' operations, reduced travel demand and consumer spending, increased fuel and other operating costs (including due to rising inflationary pressures), supply chain constraints, logistics constraints, volatility in the price of our securities, our ability to access capital markets and volatility in the global economy and financial markets generally. If the negative impacts from the COVID-19 pandemic extend beyond our assumed timelines, our actual results may vary significantly from our expectations.
Our level of indebtedness has increased as we managed through the effects of the COVID-19 pandemic and positioned the Company for recovery. As a result of the Company's various financing activities in response to the pandemic, the Company is subjected to more substantial risk of default, cross-default and cross-acceleration in the event of breach of its covenants under such financings. For example, under certain of the Company's credit card processing agreements with financial institutions, the financial institutions in certain circumstances have the right to require that the Company maintain certain cash or other collateral reserves related to advance ticket sales.
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
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft or aircraft type that is operated by another airline, or an incident involving the Company's operations, or the operations of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident created a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Further, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could expose the Company to significant liability. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, catastrophe or incident, and the Company's codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company's liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident, which may result in a material adverse effect on the Company's business, operating results or financial condition. In addition, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could result in operational restrictions on the Company, including voluntary or mandatory groundings of aircraft. Voluntary or involuntary groundings have also impacted, and could in the future impact, the Company's financial results and operations in numerous ways, including reduced revenue, redistributions of other aircraft and deferrals of capital expenditure and other spending. For example, in February 2021, the FAA issued an Emergency Airworthiness Directive regarding certain Boeing 777 Pratt & Whitney powered aircraft, which required the Company to keep more than 50 aircraft out of service until required repairs were made to improve the safety of the engines. A prolonged period of time operating a reduced fleet in these circumstances could result in a material adverse effect on the Company's business, operating results or financial condition.
The global airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on our business, operating results and financial condition.
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances, swaps of landing and slots and the creation of immunized JBAs have altered and are expected to continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and services and competitive cost structures. Open Skies agreements, including the longstanding agreements between the United States and each of the EU, Canada, Japan, Korea, New Zealand, Australia, Colombia and Panama, as well as the more recent agreements between the United States and each of Mexico, Brazil and the UK, may also give rise to better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for JBAs and bilateral alliances that did not exist before such realignment. Further airline and airline alliance consolidations or reorganizations could occur in the future, and other airlines participating in such activities may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and impairing the Company's ability to realize expected benefits from its own strategic relationships.
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

Many of our suppliers are experiencing inflationary pressures, as well as disruptions due to the lingering impacts of COVID-19, global supply chain and labor market constraints and related costs. If one or more of our suppliers, our contractors or their subcontractors continue to experience financial difficulties, delivery delays or other performance problems, they may be unable to meet their commitments to us and our financial position, results of operations and cash flows may continue to be adversely impacted.
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
In addition, the decrease in qualified pilots driven primarily by changes to federal regulations has adversely impacted and could continue to adversely impact the Company's regional flying. For example, the FAA's expansion of minimum pilot qualification standards, including a requirement that a pilot have at least 1,500 total flight hours, as well as the FAA's revised pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations, have contributed to a smaller supply of pilots available to regional carriers. The decrease in qualified pilots resulting from the regulations as well as other factors, including a decreased student pilot population and a shrinking U.S. military from which to hire qualified pilots, has led to increased competition from large, mainline carriers attempting to meet their hiring needs and has adversely impacted our regional carriers. United Express regional carriers have been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions in scheduled flights, increased costs of operations, financial difficulties and other adverse effects and these circumstances may become more severe in the future and could cause a material adverse effect on our business. In response, the Company has been and may in the future be required to provide additional financial compensation and other support to its regional carriers or reduce its regional carrier flying, which could require the Company to fly routes at a greater cost, reduce the number of destinations the Company is able to serve or lead to negative public perceptions of the Company.
Disruptions to our regional networks as a result of the COVID-19 pandemic, pilot shortage or other factors could adversely affect our business, operating results and financial condition.
Unfavorable economic and political conditions, in the United States and globally, may have a material adverse effect on our business, operating results and financial condition.
The Company's business and operating results are significantly impacted by U.S. and global economic and political conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. Robust demand for air transportation depends largely on favorable economic conditions, including the strength of the domestic and foreign economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit. Air transportation is often a discretionary purchase that leisure travelers may limit or eliminate during difficult economic times. Short-haul travelers, in particular, have the option to replace air travel with surface travel. In addition, during periods of unfavorable economic conditions, business travelers historically have reduced the volume of their travel, either due to cost-saving initiatives, the replacement of travel with alternatives such as videoconferencing or as a result of decreased business activity requiring travel. In addition, an increase in price levels generally or in price levels in a particular sector (such as current rising inflationary pressures related to domestic and global supply chain constraints, which have led to both overall price increases and pronounced price increases in certain sectors) could result in a shift in consumer demand away from both leisure and business travel. Reduced or flat consumer spending may drive us and our competitors to reduce or offer promotional prices, which would negatively impact our gross margin. In addition, if inflation continues to rise, we may not be able to adjust prices sufficiently to offset the effect without further negatively impacting travel demand or our gross margin. Any of the foregoing would adversely affect the Company's business and operating results. Significant declines in industry passenger demand, particularly with respect to the Company's business and premium cabin travelers and a reduction in fare levels, could lead to a material reduction in revenue, changes to the Company's operations and deferrals of capital expenditure and other spending. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.
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
Extended interruptions or disruptions in service at major airports where we operate could have a material adverse impact on our operations, including our ability to operate our existing flight schedule and to expand or change our route network in the future, and space, facility and infrastructure constraints at our hubs or other airports may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner.
The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. For example, we have a significant portion of our maintenance operations at our SFO airport hub and any disruption or interruption at our SFO hub could have a serious impact on our overall operations. An extended interruption or disruption at one of our hubs or other airports where we have a significant presence resulting from ATC delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, disruptions to government agencies or personnel (including as a result of government shutdowns), disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations and market constraints, power supplies, fuel supplies, terrorist activities, international hostilities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a material adverse impact on our business, operating results and financial condition. We have minimal control over the operation, quality or maintenance of these services or whether vendors will improve or continue to provide services that are essential to our business. For example, because we prioritize operational excellence and continually work to optimize our route network and schedule, in light of the industry-wide operational challenges at airports in our network that have limited our system-wide capacity (one of the more prominent being the grounding of a number of the Company's transatlantic flights in response to the capacity cut by London Heathrow airport during the summer of 2022), in 2022 we decided to reconfigure our proposed flight schedule and capacity to help improve our operational performance and our customers' experience. These industry-wide operational challenges had a negative impact on our business and operating results and are expected to continue. In the future, we may not be able to adjust our operations to mitigate their effect in the future, which may have a negative impact on our business, operating results, financial condition and liquidity and limit our ability to expand or change our route network in the future and execute our United Next strategy.
In addition, as airports around the world become more congested, space, facility and infrastructure constraints at our hubs or other airports may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner because of a number of factors, including capital improvements at such airports being imposed by the relevant airport authority without the Company's approval. Capital spending projects of airport authorities currently underway and additional projects that we expect to commence over the next several years is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. These actions have caused and may continue to cause the Company to experience increased space rental rates at various airports in its network, including a number of our hubs and gateways, and increased operating costs. Furthermore, the Company is not able to control decisions by other airlines to reduce their capacity, causing certain fixed airport costs to be allocated among fewer total flights and resulting in increased landing fees and other costs for the Company. Although we currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules.
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
We operate in a public-facing industry and maintaining a good reputation is critical to our business. The Company's reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all of our operations and activities; any failure to achieve and/or make progress toward our environmental, safety, diversity, equity and inclusion or other social and governance ("ESG") goals, which are subject to risks and uncertainties that are outside of our control; our stakeholders not being satisfied with our ESG goals or strategy or efforts to meet the goals; public pressure from investors or policy groups to change our policies; customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, including greenwashing concerns regarding our advertising campaigns and marketing programs related to our sustainability initiatives; or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
Regulators, customers, investors, employees and other stakeholders are focusing more on ESG impacts of operations and related disclosures, which are subject to rules, regulations and standards for collecting, measuring and reporting that are still developing, involve internal controls and processes that continue to evolve, depend in part on third-party performance or data that is outside the Company's control and have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations, rules, regulations and standards. The ongoing relevance of our brand may depend on our ability to achieve our ESG goals, further our ESG initiatives and comply with related federal, state and international binding or non-binding legislation, regulation, standards and accords as well as on the accuracy, adequacy or completeness of our disclosures relating to our ESG goals and initiatives and progress against those goals.
Information Technology, Cybersecurity and Data Privacy Risks
The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems could materially harm its business.
The Company depends on technology and automated systems to operate its business, including, but not limited to, computerized airline reservation systems, electronic tickets, electronic airport kiosks, demand prediction software, flight operations systems, in-flight wireless internet, cloud-based technologies, technical and business operations systems and commercial websites and applications, including www.united.com and the United Airlines mobile app. These systems could suffer substantial or repeated disruptions due to various events, some of which are beyond the Company's control (including natural disasters (which may occur more frequently or intensely as a result of the impacts of climate change), power failures, terrorist attacks, dependencies on third-party technology services, equipment or software failures, cybersecurity attacks or other security breaches and the deployment by certain wireless carriers of "5G" service networks), which could reduce the attractiveness of the Company's services versus those of our competitors, materially impair our ability to market our services and operate our flights, result in the unauthorized release of confidential or sensitive information, or information that should be protected from inadvertent disclosures, negatively impact our reputation among our customers and the public, subject us to liability to third parties, regulatory action or contract termination and result in other increased costs, lost revenue and the loss of, or compromise to the integrity, availability or confidentiality of, important data. As a result, substantial or repeated systems failures or disruptions may adversely affect the Company's business, operating results and financial condition. We have cybersecurity frameworks, resiliency initiatives and disaster recovery plans in place to prevent and mitigate disruptions, and we continue to invest in improvements to these initiatives and plans. We also maintain property and business interruption insurance. However, these measures may not be adequate to prevent or mitigate disruptions or provide coverage for all of the Company's associated costs, some of which may be unforeseeable.
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
The Company must manage increasing legislative, regulatory and consumer focus on privacy issues, data security and cybersecurity risk management in a variety of jurisdictions across the globe. For example, the EU's General Data Protection Regulation imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance that have resulted in substantial adverse financial consequences to non-compliant companies. Depending on the regulatory interpretation and enforcement of emerging data protection regulations and industry standards, the Company's business operations could be impacted, up to and including being unable to operate, within certain jurisdictions. Also, some of the Company's commercial partners, such as credit card companies, have imposed data security standards that the Company must meet. The Company will continue its efforts to meet its privacy, data security and cybersecurity risk management obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could require changes in the Company's operating processes and increase the Company's costs.
Additionally, the Company must manage the increasing threat of continually evolving cybersecurity risks. Our network, systems and storage applications, and those systems and applications maintained by our third-party commercial partners (such as cloud computing companies, credit card companies, regional airline carriers and international airline partners) may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions, including those involving criminal hackers, denial of service attacks, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. In addition, as attacks by cybercriminals become more sophisticated, frequent and intense, the costs of proactive defense measures have increased and may continue to increase. In addition, several large organizations recently have been affected by "ransomware" attacks, and these highly publicized events may embolden individuals or groups to target our systems or third-party systems on which we rely. Furthermore, the Company's remote work arrangements may make it more vulnerable to targeted activity from cybercriminals and significantly increase the risk of cyberattacks or other security breaches. While we continually work to safeguard our network, systems and applications, including through risk assessments, system monitoring, cybersecurity and data protection policies, processes and technologies and employee awareness and training, and seek to require third-parties adhere to security standards, there is no assurance that such actions will be sufficient to prevent cybersecurity incidents or data breaches or the damages that result therefrom.
Any such cybersecurity incident or data breach could result in significant costs, including monetary damages, operational impacts, including service interruptions and delays, and reputational harm. Furthermore, the loss, disclosure, misappropriation of or access to sensitive Company information, customers', employees' or business partners' information or the Company's failure to meet its privacy obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or the Company's failure to meet its obligations may adversely affect the Company's operations, reputation, relationships with our business partners, business, operating results and financial condition.
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
Human Capital Management Risks
Union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs could adversely affect the Company's operations and could result in increased costs that impair its financial performance.
United is a highly unionized company. As of December 31, 2022, the Company and its subsidiaries had approximately 92,800 employees, of whom approximately 84% were represented by various U.S. labor organizations (See Part I, Item 1. Business—Human Capital Management and Resources, of this report for additional information on our represented employee groups and collective bargaining agreements). There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company entering into collective bargaining agreements with its represented employee groups. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company's normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the Railway Labor Act makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. Similarly, if the operations of our third-party regional carriers, ground handlers or other vendors are impacted by labor-related disruptions, our operations could be adversely affected. In addition, collective bargaining agreements with the Company's represented employee groups increase the Company's labor costs, and such costs could become material. Furthermore, there is increasing litigation in the airline industry over the application of state and local employment and labor laws to airline employees, particularly those based in California. Most recently, the U.S. Supreme Court denied review of a Ninth Circuit ruling which held that federal law did not preempt California state meal and rest break laws from applying to certain California based flight attendants. This decision adversely affects the Company's defenses with respect to certain employee groups in California, and it may give rise to additional litigation in these and other areas previously found to be preempted by federal law. The Company is a defendant in a number of proceedings regarding alleged non-compliance with wage and hour laws. Adverse decisions in these cases could adversely impact our operational flexibility, uniform application of our negotiated collective bargaining agreements, and result in imposition of damages and fines which could be significant.
If we are unable to attract, train or retain skilled personnel, including our senior management team or other key employees, our business could be adversely affected.
Much of our future success is largely dependent on our continued ability to attract, train and retain skilled personnel with industry experience and knowledge, including our senior management team and other key employees. Competition for qualified talent in the aviation industry is intense and labor market constraints have impacted our operations in 2022, which may continue during 2023. If we are unable to attract, train and retain talented, highly qualified employees or experience a shortage of skilled labor, the cost of hiring and retaining quality talent could materially increase and our operations could continue to be impacted, which could impair our ability to adjust capacity or otherwise execute our strategic operating plan. In addition, if we are unable to effectively provide for the succession of senior management or other key employees, our business, ability to execute our strategic operating plan or company culture may be adversely affected.
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
In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses a range of policy issues related to aviation tax, airline customer service and aviation safety. Depending on how the issues are implemented, our operations and costs could be materially impacted. Additionally, the U.S. Congress may consider legislation related to environmental issues relevant to the airline industry, such as implementation of CORSIA, or increases to the U.S. federal corporate income tax rate, as outlined in the proposed Build Back Better Act or otherwise, which could negatively impact the Company and the airline industry.
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
In addition, disruptions to the Company's business could result from the deployment by certain wireless carriers of "5G" cellular networks, which, due to potential interference with aircraft systems, could cause flights to be cancelled or diverted, which in turn could affect consumer perceptions of the safety of air travel. Thus far, regulators have addressed potential "5G" interference on a temporary and piecemeal basis tailored to specific aircraft and airports and uncertainty over the nature, extent, timing and duration of limitations on aircraft operations as a result of "5G" deployment is anticipated to continue over the near term. Systematic regulation of "5G" cellular networks may not occur in the near term, or may not involve terms that are favorable to the Company.
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
As discussed in Part I, Item 1. Business—Environmental, Social and Governance Approach and Highlights—Climate Strategy, the Company has made several commitments regarding its intended reduction of carbon emissions, including eliminating its GHG emissions by 100% by 2050 and by reducing its carbon intensity by 50% by 2035 compared to 2019. The Company has incurred, and expects to continue to incur, costs to achieve its goal of net zero carbon emissions, which will involve a transition to lower-carbon technologies (such as SAF), and to comply with environmental sustainability legislation and regulation and non-binding standards and accords. Such activity may require the Company to modify its supply chain practices, make capital investments to modify certain aspects of its operations or increase its operating costs (including fuel costs). The potential transition cost to a lower-carbon economy could be prohibitively expensive without appropriate government policies and incentives in place. The precise nature of future binding or non-binding legislation, regulation, standards and accords in this area of increased focus by global, national and regional regulators is difficult to predict and the financial impact to the Company would likely be significant if future legal standards do not align with the Company's plans to achieve its climate goals or if proposed U.S. legislation to accelerate the production of SAF development fails to be enacted into law. For instance, CORSIA-related costs cannot be fully predicted at this time, but the program is expected to increase operating costs for airlines that operate internationally. There is also a risk that the increased regulatory focus on airline GHG emissions could result in a patchwork of inconsistent or conflicting regional requirements that could unduly shift excessive cost burden to airlines and inhibit the development of carbon reduction technologies that the Company needs to reach its climate goals. The Company believes that strategic opportunities exist for it as a result of climate change and that the sustainability-related solutions being pursued to advance its climate goals will help mitigate several of these potential risks posed by the transition to a lower-carbon economy.
There can be no assurance of the extent to which any of our climate goals will be achieved or that any current or future investments that we make in furtherance of achieving our climate goals will produce the expected results or meet increasing stakeholder expectations. Moreover, future events could lead the Company to prioritize other nearer-term interests over progressing toward our current climate goals based on business strategy, economic, regulatory and social factors or pressure from investors, activist groups or other stakeholders. If we fail—or are perceived to fail—to meet or properly report on our progress toward achieving our climate change goals and commitments, we could face adverse publicity and reactions from other investors, activist groups, or other stakeholders, which could result in reputational harm or other adverse effects to the

Company. In addition, the Company believes it is possible that, in the future, segments of the public may choose to fly less frequently as a result of negative perception of the environmental impact of air travel or fly on an airline based on carriers' GHG emissions or which carrier they perceive as operating in a manner that is more sustainable to the climate, which presents both a challenge and an opportunity for the Company and is why the Company is resolute in attaining its mid-term and long-term climate goals; if this trend materializes, the Company's results of operations could be adversely impacted and those impacts could be exacerbated if the Company fails to meet or properly report on its climate change goals and commitments. Moreover, the Company's primary effort with respect to one of its key pathways to achieving its climate goals is reducing its fossil jet fuel consumption by working with strategic partners to employ and commercialize the use of SAF, which is aligned with the sustainability commitments of the Company's corporate customers to mitigate their travel emissions in accordance with their respective climate goals. The Company has been able to increase its purchases of SAF in recent years due to its corporate customers' funding of the price premium for SAF through the Company's Eco-Skies Alliance, but the willingness of corporate customers to fund the price premium for SAF in the future could decrease, including based on economic factors or concerns regarding the validity of a book and claim approach for claiming the emissions reductions from SAF.
The Company may incur substantial costs and operational disruptions as a result of both its physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technological changes) associated with climate change. Climate change is expected to increase the frequency, severity, unpredictability and duration of severe weather events and other natural cycles and could affect travel demand as well as result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in a significant loss of revenue and higher costs. In addition, certain of our operations and facilities around the world are in locations that may be impacted by the physical impacts of climate change, increasing global chemical restrictions and bans and water and waste requirements and we could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. We are not able to reasonably predict the future materiality of any potential losses or costs associated with the effects of climate change.
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
Aircraft fuel is critical to the Company's operations and is one of our largest operating expenses. During the year ended December 31, 2022, the Company's fuel expense was approximately $13.1 billion. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of its vendors and service providers to maintain supply integrity. Consequently, the Company can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company's system.
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
Given the highly competitive nature of the airline industry, the Company historically had limited ability to, and may not be able to in the future, increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, any such fare or fee increase may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company's operations, strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period of time may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges. If fuel prices were to then subsequently rise quickly, there may be a lag between the rise in fuel prices and any improvement of the revenue environment.

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
The Company has a significant amount of financial leverage from fixed obligations and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.
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
The Company is subject to market risks relating to the phase out of the London interbank offered rates ("LIBOR") and the transition into an index calculated by short-term repurchase agreements – the Secured Overnight Financing Rate ("SOFR") or another alternate reference rate. As of December 31, 2022, the Company had $12.8 billion in variable rate indebtedness, a significant portion of which still uses LIBOR as a benchmark for establishing applicable rates. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. Subsequently, the ICE Benchmark Administration, in its capacity as administrator of USD-LIBOR, announced an extension of the publication of USD-LIBOR (other than one-week and two-month tenors) by 18 months through June 2023. Notwithstanding this extension, a joint statement by key regulatory authorities called on banks to cease entering into new contracts that use USD-LIBOR as a reference rate by no later than December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with SOFR. In March 2022, the U.S. enacted the Adjustable Interest Rate (LIBOR) Act, with publication in December 2022 by the Federal Reserve Board of related implementing rules, intended to provide a statutory framework to replace USD-LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallback provisions. Since January 1, 2022, our new floating rate debt facilities have generally utilized SOFR-based rates as the initial reference rate. However, we still have variable rate debt based on LIBOR. We have commenced the process of replacing LIBOR as a benchmark in such existing floating rate obligations, but there is no assurance that such replacements will be concluded, or will be concluded prior to LIBOR rates ceasing to be published. While many of our remaining LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not published, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with SOFR or with another benchmark remain uncertain. Although the Adjustable Interest Rate (LIBOR) Act provides for a SOFR fallback for certain such agreements, uncertainty exists around the extent to which this transition from USD-LIBOR, whether by amendment or application of this statute, will affect the interest rates in those agreements. We also have certain agreements that look to SOFR as an alternative interest rate method to LIBOR, with the potential for spread adjustments, and we cannot predict what the impact of these agreements and any transition to or use of SOFR could have on us. Although SOFR seems to be the most widely accepted replacement to LIBOR and SOFR based rates are presently the primary such replacement benchmark being implemented by the Company, both the application and the future of SOFR remain uncertain. We may be negatively impacted by renegotiated terms in connection with any replacements to LIBOR as a benchmark, which may adversely affect our interest rates and result in higher borrowing costs that we cannot predict.
The Company's ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.
As of December 31, 2022, UAL reported consolidated U.S. federal net operating loss ("NOL") carryforwards of approximately $13.2 billion. The Company's ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods and, as a result, certain of the Company's NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full. In addition, the Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Potential future transactions involving the sale or issuance of UAL common stock may increase the possibility that the Company will experience a future "ownership change" under Section 382. Such transactions may include the exercise of warrants issued in connection with the CARES Act programs, the issuance of UAL common stock for cash, the conversion of any future convertible debt, the repurchase of any debt with the Company's common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of UAL common stock, or a combination of the foregoing.
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

In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment, and certain of its other assets for impairment where there is any indication that an asset may be impaired. The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as our aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during 2021, the Company recorded $97 million of impairments, which includes impairments resulting from current market conditions for used aircraft that are being held for sale and the decision to retire single-cabin 50-seat regional aircraft as a result of the 2021 United Next order. Also in 2020, the Company recognized $130 million of impairment charges related to its China routes, which were primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets. Adverse changes to our forecasted results could require the Company to recognize additional impairments to its China route indefinite-lived intangible assets in future periods. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period.
The price of our common stock may fluctuate significantly.
The closing price for our common stock has varied between a high of $53.12 and a low of $30.54 in the year ended December 31, 2022. Volatility in the market price of our common stock may prevent holders from selling shares at or above the prices paid for them. The market price of our common stock could fluctuate significantly for various reasons which include: the market reaction to another COVID-19-like pandemic and our responses thereto; the sale of substantial amounts of our common stock; changes in the prices or availability of oil or jet fuel; our quarterly or annual earnings or those of other companies in our industry; the public's reaction to our press releases, our other public announcements and our filings with the SEC; changes in our earnings or recommendations by research analysts who track our common stock or the stock of other airlines; changes in general conditions in the United States and global economy, financial markets or airline industry, including those resulting from changes in fuel prices or fuel shortages, war, incidents of terrorism, pandemics or responses to such events; changes in the competitive landscape for the airline industry, including any changes resulting from industry consolidation whether or not involving our Company; our liquidity position; and the other risks described in these "Risk Factors."
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
Fleet. As of December 31, 2022, United's mainline and regional fleets consisted of the following:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
777-300ER	22	22	—	350	5.0
777-200ER	55	54	1	276-362	22.8
777-200	19	19	—	364	25.5
787-10	19	19	—	318	2.5
787-9	38	34	4	257	5.3
787-8	12	12	—	243	9.5
767-400ER	16	16	—	231-240	21.3
767-300ER	37	37	—	167-214	26.8
757-300	21	9	12	234	20.3
757-200	40	36	4	169-176	25.9
737 MAX 9	48	32	16	179	2.0
737 MAX 8	32	16	16	166	0.7
737-900ER	136	136	—	179	10.0
737-900	12	8	4	179	21.3
737-800	141	109	32	166	18.8
737-700	40	35	5	126	23.8
A320-200	99	86	13	150	24.4
A319-100	81	52	29	126	21.1
Total mainline	868	732	136		16.7
In addition to the aircraft presented in the table above, United is leasing one Boeing 767-200 that is being subleased to a third party as of December 31, 2022.

Aircraft Type	Total	Owned	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft		Seats in Standard Configuration
Regional:
Embraer E175/E175LL	183	81	102	SkyWest: Mesa: Republic:	89 63 31	70/76
Embraer 170	35	—	35	Republic:	35	70
CRJ700	20	—	20	SkyWest:	20	70
CRJ550	36	2	34	GoJet:	36	50
CRJ200	133	—	133	SkyWest: Air Wisconsin:	70 63	50
Embraer ERJ 145XR	63	63	—	CommuteAir:	63	50
Total regional	470	146	324
In addition to the aircraft presented in the table above, United owned or leased the following regional aircraft as of December 31, 2022:
• 23 CRJ550s,18 Embraer E175LLs and 38 Embraer ERJ 145s that were temporarily grounded; and
• 8 CRJ700s awaiting conversion to CRJ550s.

Firm Order and Option Aircraft. As of December 31, 2022, United had firm commitments to purchase aircraft from Boeing and Airbus presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2023	2024	After 2024
787	102	2	8	92
737 MAX	433	135	88	210
A321neo	70	12	31	27
A321XLR	50	—	—	50
A350	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Airbus notified United that eight Airbus A321neo aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024, and Boeing notified United that 37 Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024. Also, United estimates that an additional six Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, will deliver in 2024.
See Note 12 to the financial statements included in Part II, Item 8 of this report for additional information.
Facilities. United leases gates, hangar sites, terminal buildings and other airport facilities in the municipalities it serves. United has major terminal facility leases at SFO, IAD, ORD, LAX, DEN, EWR, IAH and GUM with expiration dates ranging from 2023 through 2053. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company having financial responsibility for maintenance, insurance and other facility-related expenses and services.
United also maintains administrative, catering, cargo, training, maintenance and other facilities to support its operations in the cities it serves. In addition, United has multiple leases, which expire from 2029 through 2033, for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston.
In 2022, United expanded its club footprint with new United Clubs in EWR, ORD and Phoenix Sky Harbor International Airport, as well as a new Polaris Club at IAD and announced a planned club expansion at DEN. United also added new operational support facilities with a new Inflight Training Center at IAH and new widebody hangar in LAX. Additionally, in January 2023, United opened new gates in DEN and ORD as well as EWR's New Terminal A.
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
Antitrust Litigation
On June 30, 2015, UAL received a Civil Investigative Demand ("CID") from the Antitrust Division of the DOJ seeking documents and information from the Company in connection with a DOJ investigation related to statements and decisions about airline capacity. The Company has completed its response to the CID. The Company is not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation. Beginning on July 1, 2015, subsequent to the announcement of the CID, UAL and United were named as defendants in multiple class action lawsuits that asserted claims under the Sherman Antitrust Act, which have been consolidated in the United States District Court for the District of Columbia. The complaints generally allege collusion among U.S. airlines on capacity impacting airfares and seek treble damages. The Company is vigorously defending against the class action lawsuits.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock
UAL's common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "UAL."
Holders of Common Stock
As of February 9, 2023, there were 5,885 holders of record of UAL common stock.
The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by Computershare Investor Services, our transfer agent, and does not include holders of shares in "street name" or other holders identified in security position listings maintained by depository trust companies.
Dividend Policy
There were no cash dividend payments during the year ended December 31, 2022 and we do not expect to pay cash dividends in the foreseeable future. Future decisions to pay cash dividends continue to be at the discretion of the Board and will be dependent on our profitability expectations, net income, operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 2020, the Company's Board of Directors terminated the Company's share repurchase program. As such, the Company did not make any purchases of its common stock during the three months ended December 31, 2022.
Recent Sale of Unregistered Securities and Use of Proceeds
The Company did not sell any securities that were not registered under the Securities Act during the period covered by this report that have not been previously disclosed on a Form 10-Q or Form 8-K.
Stock Performance Graph
The following graph compares the cumulative total stockholder return during the period from December 31, 2017 to December 31, 2022 of UAL's common stock to the Standard and Poor's 500 Index ("SPX") and the NYSE Arca Airline Index ("XAL"). The comparison assumes $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested.

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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K and the description of our business and reportable segments in Part I, Item 1. Business of this Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.
This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 18, 2022 (the "2021 Annual Report").
Executive Summary
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United").
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
Our business and operating results for 2022 continued to be negatively impacted by the COVID-19 pandemic, particularly in the first half of the year. Given the more significant impact of the pandemic on our business and operating results in 2020 and 2021, we believe that a comparison of our 2022 results to 2019 for certain key metrics in this financial overview discussion is more reflective of the impact of the COVID-19 pandemic.
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Economic and Market Factors" and "Cautionary Statement Regarding Forward-Looking Statements" and in Part I, Item 1A. Risk Factors, of this Form 10-K.
Strategy
Our shared purpose is "Connecting People. Uniting the World." We have the most comprehensive route network among North American carriers, including U.S. mainland hubs in Chicago, Denver, Houston, Los Angeles, New York/Newark, San Francisco and Washington, D.C.
Our United Next plan is our fundamental strategic evolution for driving future growth that we believe will have a transformational effect on the customer experience and earnings power of our business. As part of our United Next plan, in June 2021 we announced our firm order for the purchase of 270 new Boeing and Airbus aircraft, which at the time was the largest combined order in the airline's history and the biggest by an individual carrier in the last decade. In December 2022, we announced the largest widebody order by a U.S. carrier in commercial aviation history (100 Boeing 787 Dreamliners with options to purchase 100 more), the exercise of options to purchase 44 Boeing 737 MAX aircraft for delivery between 2024 and 2026, the firm orders of 56 more Boeing 737 MAX aircraft for delivery between 2027 and 2028 and the acquisition of an additional 100 options to purchase additional Boeing 737 MAX aircraft. We now expect to take delivery of about 700 new narrow and widebody aircraft by the end of 2033.
Our groundbreaking United Next strategy is expected to increase United's average gauge in North America, to increase the total number of available seats per departure and to significantly lower carbon emissions per seat. United will retrofit 100% of its mainline, narrow-body planes with its signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight WiFi, as well as a bright look-and-feel with LED lighting. The carrier's international widebodies will feature the United Polaris® business class seat as well as United Premium Plus® seating. The Company plans to replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to fuel efficiency benefits compared to older planes, including an expected 17-25% lower carbon emissions per seat compared to older planes. We believe that United Next will allow us to differentiate our network and segment our products with a greater premium offering while also maintaining fare competitiveness with low-cost carriers.
The Company remains squarely focused on delivering on four strategic pillars:
•United Next: Along with the items mentioned above, additional elements of the United Next plan include hiring over 50,000 new employees, expanding our leading global network to underserved countries and making significant technology changes designed to improve the customer experience and drive operational efficiency.
•Operational excellence: The most important factor for customer satisfaction is on-time flights. We face some unique challenges in this respect because we operate hubs in the most congested and constrained airports in the country. That backdrop means that United needs to be a leader at using technology to overcome these challenges. We believe that we have been doing that, but we have a lot of ideas to continue making advancements in this area.
•Adjusted cost per available seat mile ("CASM-ex"): We believe that our CASM-ex (a non-GAAP financial measure defined as cost or operating expense per available seat mile ("CASM") excluding fuel, profit sharing, third-party business expense and special charges (credits)) targets in connection with our United Next plan will be key in driving absolute and relative margin improvement. Moreover, having best-in-class CASM-ex performance is expected to provide the cash flow needed to support our planned investments in growth.
•Customer service: We believe that excellent customer service is part of de-commoditizing air travel. Our people are our greatest asset and they are by far the most important part of our product. A great route network, new aircraft, great

Wi-Fi, etc. are a necessary but not sufficient condition for a great brand. Ultimately our people provide customers with the service they expect.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution risks associated with our United Next plan; the impact on the Company of significant operational challenges by third parties on which we rely; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; aircraft delivery delays; the lasting effects of the COVID-19 global pandemic and related governmental regulations and restrictions, that we believe will change how our customers fly in ways that we expect to be both positive and negative for the Company, including the lingering impact of the pandemic on the return of business and international—especially in our China market— travel demand to pre-COVID-19 levels; the closure of our flying airspace and termination of other operations due to regional conflicts, including the continuation of the suspension of our overflying in Russian airspace as well as third-party general sales agent services in Russia as a result of the Russia-Ukraine military conflict and an escalation of the broader economic consequences of the conflict beyond their current scope; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments, including as a result of those factors discussed in Item 1A. Risk Factors, of this Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. For instance, we have delayed a portion of our previously planned capacity increases for full year 2023 in response to several factors and trends noted above and may need to implement further modifications. However, based on the current trend of our business operations, the Company believes that the long-term outlook for the Company remains positive due to the expected continued return of travel demand and the anticipated benefits by the United Next plan. Absent significant and prolonged COVID-19 relapses or global economic disruptions, we believe that the expected long-term increase in travel demand will offset increased costs and that the expected operational challenges can be managed in a manner that will allow us to support increased demand.
Despite the lingering effects of COVID-19 induced business interruptions, which has caused the Company's recovery from the COVID-19 pandemic not to follow a linear path, we have seen increasing demand for travel both domestically and internationally in countries where entry is permitted as we operated at approximately 87% of our 2019 capacity during 2022. However, it remains difficult to reasonably assess or predict the full extent of the impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change—and whether such change is temporary or permanent. As a result, the Company's operational and financial performance, particularly in the short-term, may be subject to volatility in the future. Risks and uncertainties related to the COVID-19 pandemic are further described in Part I, Item 1A. Risk Factors.
Results of Operations
Select financial data and operating statistics are provided in the tables below:

(in millions)	2022	2021	2020	2019
Operating revenue	$44,955	$24,634	$15,355	$43,259
Operating expense	42,618	25,656	21,714	38,958
Operating income (loss)	2,337	(1,022)	(6,359)	4,301
Nonoperating expense, net	(1,347)	(1,535)	(2,463)	(387)
Income tax expense (benefit)	253	(593)	(1,753)	905
Net income (loss)	$737	$(1,964)	$(7,069)	$3,009

	2022	2021	2020	2019
Passengers (thousands) (a)	144,300	104,082	57,761	162,443
Revenue passenger miles ("RPMs") (millions) (b)	206,791	128,979	73,883	239,360
Available seat miles ("ASMs") (millions) (c)	247,858	178,684	122,804	284,999
Cargo revenue ton miles (millions) (d)	3,041	3,285	2,711	3,329
Passenger load factor (e)	83.4%	72.2%	60.2%	84.0%
Passenger revenue per available seat mile ("PRASM") (cents)	16.15	11.30	9.61	13.90
Total revenue per available seat mile ("TRASM") (cents)	18.14	13.79	12.50	15.18
Average yield per revenue passenger mile ("Yield") (cents) (f)	19.36	15.66	15.98	16.55
CASM (cents)	17.19	14.36	17.68	13.67
CASM-ex (Non-GAAP) (cents)	11.73	12.96	17.13	10.21
Average stage length (miles) (g)	1,437	1,315	1,307	1,460
Employee headcount, as of December 31	92,800	84,100	74,400	95,900
(a)The number of revenue passengers measured by each flight segment flown.
(b)The number of scheduled miles flown by revenue passengers.
(c)The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)The number of cargo revenue tons transported multiplied by the number of miles flown.
(e)RPMs divided by ASMs.
(f)The average passenger revenue received for each revenue passenger mile flown.
(g)Average stage length equals the average distance a flight travels weighted for size of aircraft.

Operating Revenue. The table below illustrates the year-over-year percentage change in the Company's operating revenues for the years ended December 31 (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Passenger revenue	$40,032	$20,197	$19,835	98.2
Cargo	2,171	2,349	(178)	(7.6)
Other operating revenue	2,752	2,088	664	31.8
Total operating revenue	$44,955	$24,634	$20,321	82.5
The table below presents passenger revenue and select operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2021:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$11,104	$5,634	$1,513	$1,584	$19,835
Passenger revenue	74.9%	244.3%	247.2%	64.3%	98.2%
Average fare per passenger	31.2%	21.6%	4.8%	35.4%	43.0%
Yield	27.0%	31.8%	(15.1)%	24.6%	23.6%
PRASM	36.0%	80.9%	100.0%	50.5%	42.9%
Passengers	33.3%	183.1%	231.5%	21.4%	38.6%
RPMs	37.8%	161.3%	309.0%	31.8%	60.3%
ASMs	28.7%	90.3%	73.4%	9.1%	38.7%
Passenger load factor (points)	5.6	22.5	39.3	14.4	11.2
Passenger revenue increased $19.8 billion, or 98.2%, in 2022 as compared to 2021, primarily due to the ongoing recovery in air travel which was impacted by the COVID-19 pandemic and strength in the pricing environment as a result of inflationary pressures on fuel prices and other costs.
Cargo revenue decreased $178 million, or 7.6%, in 2022 as compared to 2021, primarily due to lower yields as a result of increased market capacity. Cargo revenue was especially high in 2021 due to the limited market capacity, lower passenger load factors and the utilization of cargo-only flights in the first half of 2021.
Other operating revenue increased $664 million, or 31.8%, in 2022 as compared to 2021, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending recovery with our co-branded credit card partner,

JPMorgan Chase Bank, N.A. ("Chase"), as well as an increase in the purchases of United Club memberships and lounge passes in the current year.
Operating Expense. The table below includes data related to the Company's operating expense for the years ended December 31 (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Aircraft fuel	$13,113	$5,755	$7,358	127.9
Salaries and related costs	11,466	9,566	1,900	19.9
Landing fees and other rent	2,576	2,416	160	6.6
Depreciation and amortization	2,456	2,485	(29)	(1.2)
Regional capacity purchase	2,299	2,147	152	7.1
Aircraft maintenance materials and outside repairs	2,153	1,316	837	63.6
Distribution expenses	1,535	677	858	126.7
Aircraft rent	252	228	24	10.5
Special charges (credits)	140	(3,367)	(3,507)	NM
Other operating expenses	6,628	4,433	2,195	49.5
Total operating expenses	$42,618	$25,656	$16,962	66.1
Aircraft fuel expense increased $7.4 billion, or 127.9%, in 2022 as compared to 2021, primarily due to both a higher average price per gallon of fuel and increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon for the years ended December 31 (in millions, except percentage changes and per gallon data):

	2022	2021	% Change
Fuel expense	$13,113	$5,755	127.9
Total fuel consumption (gallons)	3,608	2,729	32.2
Average price per gallon	$3.63	$2.11	72.0
Salaries and related costs increased $1.9 billion, or 19.9%, in 2022 as compared to 2021, primarily due to an approximately 10% increase in headcount, volume-driven pay from increased flight activity, an increase in employee incentive accruals due to current year profitability (including profit sharing of $133 million in 2022) and $405 million of employee retention credits under the CARES Act in 2021 that did not reoccur in 2022.
Landing fees and other rent increased $160 million, or 6.6%, in 2022 as compared to 2021, primarily due to an increase in landed weight volume as a result of increased flight activity.
Regional capacity purchase costs increased $152 million, or 7.1%, in 2022 as compared to 2021, primarily due to rate increases.
Aircraft maintenance materials and outside repairs increased $837 million, or 63.6%, in 2022 as compared to 2021, primarily due to higher volumes of flying, increased engine overhauls, higher repair volumes, heavy airframe checks and contractual rate escalations.
Distribution expenses increased $858 million, or 126.7%, in 2022 as compared to 2021, primarily due to higher credit card fees, higher travel agency commissions and higher volumes of global distribution fees as a result of the overall increase in passenger revenue. Distribution expenses were also impacted by a higher proportion of business travel as compared to leisure travel, which can result in higher cost distribution channels and forms of payment.
The table below presents special charges (credits) recorded by the Company during the years ended December 31 (in millions):

	2022	2021
CARES Act grant	$—	$(4,021)
Severance and benefit costs	—	438
Impairment of assets	—	97
(Gains) losses on sale of assets and other special charges	140	119
Total special charges (credits)	$140	$(3,367)

See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Other operating expenses increased $2.2 billion, or 49.5%, in 2022 as compared to 2021, primarily due to increases in ground handling, passenger services, food and beverage offerings, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2022	2021	Increase (Decrease)	% Change
Interest expense	$(1,778)	$(1,657)	$121	7.3
Interest income	298	36	262	NM
Interest capitalized	105	80	25	31.3
Unrealized gains (losses) on investments, net	20	(34)	(54)	(158.8)
Miscellaneous, net	8	40	(32)	(80.0)
Total nonoperating expense, net	$(1,347)	$(1,535)	$(188)	(12.2)
Interest expense increased $121 million, or 7.3%, in 2022 as compared to 2021, primarily due to higher interest rates on variable rate debt as well as a full year of interest expense in 2022 on certain debt incurred in the second quarter of 2021.
Interest income increased $262 million in 2022 as compared to 2021, primarily due to higher short-term investments in U.S. government and agency notes. See Note 8 to the financial statements included in Part II, Item 8 of this report for additional information.
Unrealized gains on investments, net was $20 million in 2022 as compared to unrealized losses on investments, net of $34 million in 2021, primarily due to the change in the market value of the Company's investments in equity securities. See Notes 8 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Income Taxes. See Note 6 to the financial statements included in Part II, Item 8 of this report for information related to income taxes.
Liquidity and Capital Resources
As of December 31, 2022, the Company had $16.4 billion in unrestricted cash, cash equivalents and short-term investments, a decrease of approximately $2.0 billion from December 31, 2021. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed.
The Revolving Credit and Guaranty Agreement, under the Term Loan Credit and Guaranty Agreement (the "2021 Term Loan Facility"), provides revolving loan commitments of up to $1.75 billion until April 21, 2025, subject to certain customary conditions. No borrowings were outstanding under this facility at December 31, 2022.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of December 31, 2022, the Company had approximately $37.3 billion of debt, finance lease, operating lease and other financial liabilities, including $3.6 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of December 31, 2022, UAL and United were in compliance with their respective debt covenants. As of December 31, 2022, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, route authorities and airport slots, was pledged under various loan and other agreements. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing and other debt instruments.

For 2023, the Company expects approximately $8.5 billion of gross capital expenditures (including expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities). The Company's estimate for aircraft expenditures reflects its assumptions regarding delayed aircraft deliveries. See Note 12 to the financial statements included in Part II, Item 8 of this report for additional information on commitments, including aircraft expenditures reflecting contractual delivery dates without adjustment for expected delays. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
The following table summarizes our cash flow for the years ended December 31 (in millions):

	2022	2021	2020	2019
Total cash provided by (used in):
Operating activities	$6,066	$2,067	$(4,133)	$6,909
Investing activities	(13,829)	(1,672)	50	(4,560)
Financing activities	(3,349)	6,396	12,957	(1,280)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,112)	$6,791	$8,874	$1,069
See the Statements of Consolidated Cash Flows included in Part II, Item 8 of this report for additional information.
Operating Activities. Cash flows provided by operating activities for 2022 were $4.0 billion higher than 2021 primarily due to an approximately $3.4 billion increase in operating income as improvements in the demand for air travel continued and an approximately $0.6 billion increase in various working capital items.
In 2021, United entered into two Payroll Support Program Extension Agreements (collectively, the "PSP2 and PSP3 Agreements") with the U.S. Treasury Department ("Treasury") providing the Company with total funding of approximately $5.8 billion, pursuant to the Payroll Support Program. These funds were used to pay for the wages, salaries and benefits of United employees, including the payment of lost wages, salaries and benefits to returning employees who were previously impacted by involuntary furloughs. Approximately $4.1 billion was provided as a direct grant and $1.7 billion as indebtedness evidenced by two 10-year senior unsecured promissory notes (collectively, the "PSP2 and PSP3 Notes"). See Note 2 to the financial statements included in Part II, Item 8 of this report for additional information on the warrants issued in connection with the PSP2 and PSP3 Notes and Note 9 to such financial statements for a discussion of the PSP2 and PSP3 Notes.
Investing Activities. Cash flows used in investing activities increased $12.2 billion in 2022 as compared to the year-ago period mainly related to an approximately $9.5 billion increase in net purchase and sales of short-term and other investments. Capital expenditures increased by $2.7 billion in 2022, as compared to 2021, and totaled $4.8 billion attributable to the purchase of aircraft and aircraft spare parts, advance deposits for future aircraft purchases and spend on facility and technology related projects. Capital expenditures for 2021 were $2.1 billion and were primarily attributable to advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in 2022 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During 2022, the Company made $4.0 billion of principal payments on debt, finance leases, and other financing liabilities.
Debt Issuances. During 2022, United borrowed $0.8 billion for aircraft financings.
See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information.
Significant financing events in 2021 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During 2021, the Company made $5.2 billion in principal payments for debt, finance leases, and other financing liabilities. The Company:
•repaid in full $1.4 billion aggregate principal amount outstanding under a 2017 term loan facility;
•repaid in full $1.0 billion aggregate principal amount outstanding under a 2017 revolving credit facility;
•repaid in full $520 million aggregate principal amount outstanding under a CARES Act loan; and
•made $1.9 billion of aircraft-related debt principal payments.
Debt Issuances. During 2021, United received and recorded:

•$5.0 billion from a new term loan;
•$4.0 billion from the issuance of 4.375% senior secured notes due 2026 and 4.625% senior secured notes due 2029;
•$1.7 billion from senior unsecured notes under the Payroll Support Program Extension Agreements of the CARES Act; and
•$600 million of proceeds as debt from the enhanced equipment trust certificates pass-through trusts established in February 2021.
Share Issuances. During 2021, the Company raised approximately $532 million in net cash proceeds from the issuance and sale of UAL common stock through "at the market offerings" under equity distribution agreements entered into in June 2020 and March 2021.
For additional information regarding these Liquidity and Capital Resource matters, see Notes 2, 9, 10 and 12 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company's statements of consolidated cash flows. For a discussion of the Company's sources and uses of cash in 2021 as compared to 2020, see "Liquidity and Capital Resources" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report.
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

Pension and other postretirement plans	Note 7
Long-term debt and debt covenants	Note 9
Leases and capacity purchase agreements	Note 10
Commitments and contingencies	Note 12
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
The table below provides a summary of the Company's current and long-term material cash requirements as of December 31, 2022 (in billions):

	2023	2024	2025	2026	2027	After 2027
Long-term debt (a)	$2.9	$3.9	$3.4	$5.2	$2.4	$13.7
Finance leases—principal portion	0.1	—	—	—	—	—
Interest on debt and finance leases (b)	1.7	1.4	1.2	1.0	0.8	0.9
Operating leases (c)	0.9	0.7	0.6	0.6	0.8	3.2
Leases not yet commenced (d)	0.2	0.3	0.4	0.4	0.4	1.5
Other financial liabilities	0.1	0.1	0.1	0.1	0.4	0.4
Regional CPAs (e)	2.2	1.9	1.5	1.3	0.9	3.2
Postretirement benefit payments (f)	0.1	0.1	0.1	0.1	0.1	0.3
Pension funding (g)	—	—	0.1	0.4	0.2	0.5
Capital and other purchases (h)	10.2	8.0	7.8	5.9	5.0	16.6
Total	$18.4	$16.4	$15.2	$15.0	$11.0	$40.3
(a)Long-term debt presented in the Company's financial statements is net of $386 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Cash requirements do not include the debt discount, premiums and debt issuance costs.
(b)Future interest payments on variable rate debt were computed using the rates as of December 31, 2022.
(c)Represents future payments under fixed rate operating lease obligations. See Note 10 to the financial statements included in Part II, Item 8 of this report for information on variable rate and short-term operating leases.
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
(f)Amounts represent postretirement benefit payments through 2032. Benefit payments approximate plan contributions as plans are substantially unfunded.
(g)Represents an estimate of the minimum funding requirements as determined by government regulations for United's U.S. pension plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plans and bond rates.
(h)Represents contractual commitments for firm order aircraft, spare engines and other capital purchase commitments. See Note 12 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.
In addition to the material cash requirements discussed above, the Company has made certain guarantees that could have a material future effect on the Company's cash requirements:
Letters of Credit and Surety Bonds. As of December 31, 2022, United had approximately $441 million of letters of credit and surety bonds securing various obligations with expiration dates through 2032. Certain of these amounts are cash collateralized and reported within Restricted cash on our statement of financial position. See Note 12 to the financial statements included in Part II, Item 8 of this report for more information related to these letters of credit and surety bonds.
Guarantee of Debt of Others. As of December 31, 2022, United is the guarantor of $92 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to increased cost provisions and the Company would potentially be responsible for those costs under the guarantees. The increased cost provisions in the $92 million of aircraft mortgage debt are similar to those in certain of the Company's debt agreements. See discussion under Increased Cost Provisions, below, for additional information on increased cost provisions related to the Company's debt.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2022, approximately $2.5 billion principal amount of such bonds was secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2022, the Company's contingent exposure was approximately $400 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2023 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.

Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR or SOFR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2022, the Company had $12.9 billion of floating rate debt with remaining terms of up to 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $9.8 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
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
Advance ticket sales represent the Company's liability to provide air transportation in the future. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers for future flights ("FFCs") and electronic travel certificates ("ETCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. FFCs and ETCs are valid up to one year from the date of issuance; however, all credits issued on or before December 31, 2022 have been extended to December 31, 2023.
The Company estimates the value of Advance ticket sales that will expire unused ("breakage") and recognizes revenue in proportion to the usage of the related tickets. To determine breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns. Given the uncertainty of travel demand caused by the COVID-19 pandemic, changes in our estimates of FFCs and ETCs that may expire unused could have a material impact on revenue. Changes in estimates of breakage are recognized prospectively in proportion to the remaining usage of the related tickets.
Frequent Flyer Accounting. United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to seven years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
Co-Brand Agreement. United has a contract (the "Co-Brand Agreement") to sell MileagePlus miles to its co-branded credit card partner Chase. Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:

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
We account for all the payments received under the Co-Brand Agreement by allocating them to the separately identifiable performance obligations. The fair value of the separately identifiable performance obligations is determined using management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement, at the inception of the contract, in order to determine the allocation of proceeds to each of the components to be delivered. We also evaluate volumes on an annual basis, which may result in a change in the allocation of the estimated consideration from the Co-Brand Agreement on a prospective basis.
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
In 2022, the Company evaluated its intangible assets for possible impairments. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will continue to recover. These assumptions are inherently uncertain as they relate to future events and circumstances.
See Notes 1 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Tax valuation allowance. A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's management assesses available positive and negative evidence regarding the Company's ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In order to form a conclusion, management considers positive evidence in the form of taxable income in prior carryback years, reversing temporary differences, tax planning strategies and projections of future taxable income during the periods in which those temporary differences become deductible, as well as negative evidence such as historical losses. Although the Company incurred losses in 2021 and 2020, management determined that these results were not indicative of future results due to the impact of the COVID-19 pandemic on its operations. The Company concluded that the positive evidence outweighs the negative evidence, primarily driven by approval and distribution of COVID-19 vaccines as well as increased confidence with the timing of the recovery, as evidenced in our 2022 return to profitability. The Company has $7.5 billion of deferred tax assets, of which $2.8 billion (tax effected) are attributable to federal net operating losses ("NOLs") at December 31, 2022. The majority of the NOLs do not expire and the Company expects to realize the benefits of the NOLs and other deferred tax assets through the reversal of certain existing deferred tax liabilities of $6.7 billion and the remaining $0.8 billion through projected future taxable income. Assumptions about our future taxable income are consistent with the plans and estimates used to manage our business. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and certain state attributes that have short expiration periods. While the Company expects to generate sufficient future income to fully utilize its deferred tax assets (including NOLs), the Company may have to record a valuation allowance, which could be material, against deferred tax assets if negative evidence such as reduced forecasted income outweigh positive evidence.
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
As of December 31, 2022, the Company has recorded $175 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2022. Additionally, the Company recorded a valuation allowance of $24 million on certain state deferred tax assets primarily due to state NOLs that have short expiration periods.
Supplemental Information
The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including CASM-ex. The Company has provided CASM-ex, a non-GAAP financial measure, which is not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measure that is calculated and presented in accordance with GAAP. Management believes that adjusting for special charges (credits) is useful to investors because special charges (credits) are not indicative of UAL's ongoing performance. Management also believes that excluding third-party business expenses, such as expenses associated with maintenance and ground handling for third parties from CASM, provides more meaningful disclosure because these expenses are not directly related to the Company's core business. Management also believes that excluding fuel costs from CASM is useful to investors because it provides an additional measure of management's performance excluding the effects of a significant cost item over which management has limited influence. Management also believes that excluding profit sharing from CASM allows investors to better understand and analyze the Company's operating cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.
Because this non-GAAP financial measure is not calculated in accordance with GAAP, it should not be considered superior to, and is not intended to be considered in isolation or as a substitute for, the related GAAP financial measure and may not be the same as or comparable to any similarly titled measures presented by other companies due to possible differences in method and in the items being adjusted. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
Below is a reconciliation of the historical non-GAAP financial measure provided in this report (CASM-ex) to the most directly comparable GAAP financial measure (CASM) for the years ended December 31:

(in cents)	2022	2021	2020	2019
CASM (GAAP)	17.19	14.36	17.68	13.67
Fuel expense	5.29	3.22	2.57	3.14
Profit sharing	0.06	—	—	0.17
Third-party business expenses	0.06	0.06	0.11	0.06
Special charges (credits) (a)	0.05	(1.88)	(2.13)	0.09
CASM-ex (Non-GAAP)	11.73	12.96	17.13	10.21
(a)See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information on special charges for 2020 to 2022. Special charges for 2019 consist primarily of $171 million of impairment of assets, $16 million of severance and benefits and $59 million of losses on sale of assets and other special charges.

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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, as well as related costs or other issues; the adverse impacts of the ongoing COVID-19 global pandemic on our business, operating results, financial condition and liquidity; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constrains at our hubs or other airports; geopolitical conflict, terrorist attacks or security events; any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; increasing privacy and data security obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, including our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; the impacts of the proposed phase out of the London interbank offer rate; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk resulting from changes in currency exchange rates and interest rates. These risks, along with other business risks, impact our cost of capital. It is our policy to manage our debt structure and foreign exchange exposure in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. In managing market risks, we may employ derivatives according to documented policies and procedures, including interest rate swaps, interest rate locks, foreign currency exchange contracts and combined interest rate foreign currency contracts (cross-currency swaps). We do not use derivatives for trading or speculative purposes. We do not foresee significant changes in the strategies we use to manage market risk in the near future. All of our financial instruments are subject to counterparty credit risk considered as part of the overall fair value measurement.
Interest Rates. Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt and interest income earned on short-term investments). The Company's policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company's interest rate market risk at December 31, 2022 (in millions):

Variable rate debt
Carrying value of variable rate debt	$12,754
Impact of 100 basis point increase on projected interest expense for the following year	93
Fixed rate debt
Carrying value of fixed rate debt	18,440
Fair value of fixed rate debt	17,189
Impact of 100 basis point increase in market rates on fair value	(407)
On January 1, 2022, LIBOR was phased out for the one-week and two-month USD LIBOR settings and starting on July 1, 2023 the remaining USD LIBOR settings are expected to be phased out. Uncertainty as to the nature and performance of alternative reference rates may adversely impact our interest rates and related interest expense. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Liquidity Matters, of this report for more information on interest expense. Risks and uncertainties related to the LIBOR phase out are further described in Part I, Item 1A. Risk Factors— "The proposed phase out of the London interbank offer rate could have a material adverse effect on us."
A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2022 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company's interest income of approximately $186 million during 2023.
Commodity Price Risk (Aircraft Fuel). The price of aircraft fuel can significantly affect the Company's operations, results of operations, financial position and liquidity.
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The Company's current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. The Company's 2023 forecasted fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one-dollar change in the price of a barrel of aircraft fuel would change the Company's annual fuel expense by approximately $102 million.
Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company's results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company's more significant foreign currency exposures include the Canadian dollar, European euro, British pound, Japanese yen, Chinese renminbi and Mexican peso. The Company's current strategy is to not enter into transactions to hedge its foreign currency exposure, although the Company regularly reviews its policy based on market conditions and other factors.
The result of a uniform 1% strengthening in the value of the U.S. dollar from December 31, 2022 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $17 million for the year ending December 31, 2023. This sensitivity analysis was prepared based upon projected 2023 foreign currency-denominated revenues and expenses as of December 31, 2022.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines Holdings, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023, expressed an unqualified opinion thereon.

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

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the Matter
At December 31, 2022, the carrying value of the Company's China route authorities indefinite-lived intangible assets (the China intangible assets) was $1.0 billion. As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

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

Deferred Tax Assets—Valuation Allowance

Description of the Matter
As more fully described in Note 6 to the consolidated financial statements, at December 31, 2022, the Company had deferred tax assets of $7.5 billion. In addition, the Company had deferred tax liabilities available to offset deferred tax assets of $6.7 billion. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management's judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of United Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder's equity, for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the Matter
At December 31, 2022, the carrying value of the Company's China route authorities indefinite-lived intangible assets (the China intangible assets) was $1.0 billion. As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

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

Deferred Tax Assets - Valuation Allowance

Description of the Matter
As more fully described in Note 6 to the consolidated financial statements, at December 31, 2022, the Company had deferred tax assets of $7.4 billion. In addition, the Company had deferred tax liabilities available to offset deferred tax assets of $6.7 billion. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Chicago, Illinois
February 16, 2023

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating revenue:
Passenger revenue	$40,032	$20,197	$11,805
Cargo	2,171	2,349	1,648
Other operating revenue	2,752	2,088	1,902
Total operating revenue	44,955	24,634	15,355
Operating expense:
Aircraft fuel	13,113	5,755	3,153
Salaries and related costs	11,466	9,566	9,522
Landing fees and other rent	2,576	2,416	2,127
Depreciation and amortization	2,456	2,485	2,488
Regional capacity purchase	2,299	2,147	2,039
Aircraft maintenance materials and outside repairs	2,153	1,316	858
Distribution expenses	1,535	677	459
Aircraft rent	252	228	198
Special charges (credits)	140	(3,367)	(2,616)
Other operating expenses	6,628	4,433	3,486
Total operating expense	42,618	25,656	21,714
Operating income (loss)	2,337	(1,022)	(6,359)

Nonoperating income (expense):
Interest expense	(1,778)	(1,657)	(1,063)
Interest income	298	36	50
Interest capitalized	105	80	71
Unrealized gains (losses) on investments, net	20	(34)	(194)
Miscellaneous, net	8	40	(1,327)
Total nonoperating expense, net	(1,347)	(1,535)	(2,463)
Income (loss) before income taxes	990	(2,557)	(8,822)
Income tax expense (benefit)	253	(593)	(1,753)
Net income (loss)	$737	$(1,964)	$(7,069)
Earnings (loss) per share, basic	$2.26	$(6.10)	$(25.30)
Earnings (loss) per share, diluted	$2.23	$(6.10)	$(25.30)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$737	$(1,964)	$(7,069)

Other comprehensive income (loss), net of tax:
Employee benefit plans	1,145	199	(421)
Investments and other	(28)	(2)	—
Total other comprehensive income (loss), net of tax	1,117	197	(421)
Total comprehensive income (loss), net	$1,854	$(1,767)	$(7,490)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$7,166	$18,283
Short-term investments	9,248	123
Restricted cash	45	37
Receivables, less allowance for credit losses (2022—$11; 2021—$28)	1,801	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022—$610; 2021—$546)	1,109	983
Prepaid expenses and other	689	745
Total current assets	20,058	21,834
Operating property and equipment:
Flight equipment	42,775	39,584
Other property and equipment	9,334	8,764
Purchase deposits for flight equipment	2,820	2,215
Total operating property and equipment	54,929	50,563
Less—Accumulated depreciation and amortization	(20,481)	(18,489)
Total operating property and equipment, net	34,448	32,074

Operating lease right-of-use assets	3,889	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022—$1,472; 2021—$1,544)	2,762	2,803
Restricted cash	210	213
Deferred income taxes	91	659
Investments in affiliates and other, less allowance for credit losses (2022—$21; 2021—$622)	1,373	1,420
Total other assets	8,963	9,622
Total assets	$67,358	$68,175

(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2022	2021
Current liabilities:
Accounts payable	$3,395	$2,562
Accrued salaries and benefits	1,971	2,121
Advance ticket sales	7,555	6,354
Frequent flyer deferred revenue	2,693	2,239
Current maturities of long-term debt	2,911	3,002
Current maturities of other financial liabilities	23	834
Current maturities of operating leases	561	556
Current maturities of finance leases	104	76
Other	779	560
Total current liabilities	19,992	18,304

Long-term debt	28,283	30,361
Long-term obligations under operating leases	4,459	5,152
Long-term obligations under finance leases	115	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,982	4,043
Pension liability	747	1,920
Postretirement benefit liability	671	1,000
Other financial liabilities	844	863
Other	1,369	1,284
Total other liabilities and deferred credits	7,613	9,110
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 326,930,321 and 323,810,825 shares at December 31, 2022 and 2021, respectively	4	4
Additional capital invested	8,986	9,156
Stock held in treasury, at cost	(3,534)	(3,814)
Retained earnings	1,265	625
Accumulated other comprehensive income (loss)	175	(942)
Total stockholders' equity	6,896	5,029
Total liabilities and stockholders' equity	$67,358	$68,175

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income (loss)	$737	$(1,964)	$(7,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	248	(583)	(1,741)
Depreciation and amortization	2,456	2,485	2,488
Operating and non-operating special charges, non-cash portion	16	32	1,448
Unrealized (gains) losses on investments	(20)	34	194
Amortization of debt discount and debt issuance costs	156	171	94
Other operating activities	218	222	226
Changes in operating assets and liabilities -
(Increase) decrease in receivables	(158)	(448)	135
(Increase) decrease in other assets	(86)	(292)	484
Increase in advance ticket sales	1,200	1,521	14
Increase in frequent flyer deferred revenue	393	307	699
Increase (decrease) in accounts payable	796	985	(1,079)
Increase (decrease) in other liabilities	110	(403)	(26)
Net cash provided by (used in) operating activities	6,066	2,067	(4,133)
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(4,819)	(2,107)	(1,727)
Purchases of short-term and other investments	(11,232)	(68)	(552)
Proceeds from sale of short-term and other investments	2,084	397	2,319
Proceeds from sale of property and equipment	207	107	6
Other, net	(69)	(1)	4
Net cash provided by (used in) investing activities	(13,829)	(1,672)	50
Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	736	11,096	15,676
Payments of long-term debt, finance leases and other financing liabilities	(4,011)	(5,205)	(4,449)
Repurchases of common stock	—	—	(353)
Proceeds from equity issuance	—	532	2,103
Other, net	(74)	(27)	(20)
Net cash provided by (used in) financing activities	(3,349)	6,396	12,957
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,112)	6,791	8,874
Cash, cash equivalents and restricted cash at beginning of year	18,533	11,742	2,868
Cash, cash equivalents and restricted cash at end of year	$7,421	$18,533	$11,742

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$19	$814	$1,968
Right-of-use assets acquired through operating leases	137	771	198
Investment interests received in exchange for goods and services	103	295	—
Lease modifications and lease conversions	(84)	123	527

Cash Paid (Refunded) During the Period for:
Interest	$1,573	$1,424	$874
Income taxes	8	—	(29)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	251.2	$3	$6,129	$(3,599)	$9,716	$(718)	$11,531
Net loss	—	—	—	—	(7,069)	—	(7,069)
Other comprehensive loss	—	—	—	—	—	(421)	(421)
Stock-settled share-based compensation	—	—	97	—	—	—	97
Issuance of common stock	64.6	1	2,102	—	—	—	2,103
Repurchases of common stock	(4.4)	—	—	(342)	—	—	(342)
Stock issued for share-based awards, net of shares withheld for tax	0.4	—	(59)	44	(4)	—	(19)
Warrants issued	—	—	97	—	—	—	97
Adoption of new accounting standard (a)	—	—	—	—	(17)	—	(17)
Balance at December 31, 2020	311.8	4	8,366	(3,897)	2,626	(1,139)	5,960
Net loss	—	—	—	—	(1,964)	—	(1,964)
Other comprehensive income	—	—	—	—	—	197	197
Stock-settled share-based compensation	—	—	232	—	—	—	232
Warrants issued	—	—	99	—	—	—	99
Issuance of common stock	11.0	—	532	—	—	—	532
Stock issued for share-based awards, net of shares withheld for tax	1.0	—	(73)	83	(37)	—	(27)
Balance at December 31, 2021	323.8	4	9,156	(3,814)	625	(942)	5,029
Net income	—	—	—	—	737	—	737
Other comprehensive income	—	—	—	—	—	1,117	1,117
Stock-settled share-based compensation	—	—	86	—	—	—	86
Stock issued for share-based awards, net of shares withheld for tax	3.1	—	(256)	280	(97)	—	(73)
Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating revenue:
Passenger revenue	$40,032	$20,197	$11,805
Cargo	2,171	2,349	1,648
Other operating revenue	2,752	2,088	1,902
Total operating revenue	44,955	24,634	15,355
Operating expense:
Aircraft fuel	13,113	5,755	3,153
Salaries and related costs	11,466	9,566	9,522
Landing fees and other rent	2,576	2,416	2,127
Depreciation and amortization	2,456	2,485	2,488
Regional capacity purchase	2,299	2,147	2,039
Aircraft maintenance materials and outside repairs	2,153	1,316	858
Distribution expenses	1,535	677	459
Aircraft rent	252	228	198
Special charges (credits)	140	(3,367)	(2,616)
Other operating expenses	6,626	4,431	3,484
Total operating expense	42,616	25,654	21,712
Operating income (loss)	2,339	(1,020)	(6,357)

Nonoperating income (expense):
Interest expense	(1,778)	(1,657)	(1,063)
Interest income	298	36	50
Interest capitalized	105	80	71
Unrealized gains (losses) on investments, net	20	(34)	(194)
Miscellaneous, net	8	40	(1,327)
Total nonoperating expense, net	(1,347)	(1,535)	(2,463)
Income (loss) before income taxes	992	(2,555)	(8,820)
Income tax expense (benefit)	253	(593)	(1,753)
Net income (loss)	$739	$(1,962)	$(7,067)
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$739	$(1,962)	$(7,067)

Other comprehensive income (loss), net of tax:
Employee benefit plans	1,145	199	(421)
Investments and other	(28)	(2)	—
Total other comprehensive income (loss), net of tax	1,117	197	(421)
Total comprehensive income (loss), net	$1,856	$(1,765)	$(7,488)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$7,166	$18,283
Short-term investments	9,248	123
Restricted cash	45	37
Receivables, less allowance for credit losses (2022—$11; 2021—$28)	1,801	1,663
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2022—$610; 2021—$546)	1,109	983
Prepaid expenses and other	689	745
Total current assets	20,058	21,834
Operating property and equipment:
Flight equipment	42,775	39,584
Other property and equipment	9,334	8,764
Purchase deposits for flight equipment	2,820	2,215
Total operating property and equipment	54,929	50,563
Less—Accumulated depreciation and amortization	(20,481)	(18,489)
Total operating property and equipment, net	34,448	32,074

Operating lease right-of-use assets	3,889	4,645

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2022—$1,472; 2021—$1,544)	2,762	2,803
Restricted cash	210	213
Deferred income taxes	62	631
Investments in affiliates and other, less allowance for credit losses (2022—$21; 2021—$622)	1,373	1,420
Total other assets	8,934	9,594
Total assets	$67,329	$68,147

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2022	2021
Current liabilities:
Accounts payable	$3,395	$2,562
Accrued salaries and benefits	1,971	2,121
Advance ticket sales	7,555	6,354
Frequent flyer deferred revenue	2,693	2,239
Current maturities of long-term debt	2,911	3,002
Current maturities of other financial liabilities	23	834
Current maturities of operating leases	561	556
Current maturities of finance leases	104	76
Other	781	563
Total current liabilities	19,994	18,307

Long-term debt	28,283	30,361
Long-term obligations under operating leases	4,459	5,152
Long-term obligations under finance leases	115	219

Other liabilities and deferred credits:
Frequent flyer deferred revenue	3,982	4,043
Pension liability	747	1,920
Postretirement benefit liability	671	1,000
Other financial liabilities	844	863
Other	1,369	1,284
Total other liabilities and deferred credits	7,613	9,110
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2022 and 2021	—	—
Additional capital invested	403	317
Retained earnings	3,716	2,977
Accumulated other comprehensive income (loss)	175	(942)
Payable to parent	2,571	2,646
Total stockholder's equity	6,865	4,998
Total liabilities and stockholder's equity	$67,329	$68,147

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income (loss)	$739	$(1,962)	$(7,067)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	248	(583)	(1,741)
Depreciation and amortization	2,456	2,485	2,488
Operating and non-operating special charges, non-cash portion	16	32	1,448
Unrealized (gains) losses on investments	(20)	34	194
Amortization of debt discount and debt issuance costs	156	171	94
Other operating activities	218	222	226
Changes in operating assets and liabilities -
Increase (decrease) in receivables	(158)	(448)	135
Increase in intercompany receivables	(76)	(28)	(14)
(Increase) decrease in other assets	(86)	(293)	484
Increase in advance ticket sales	1,200	1,521	14
Increase in frequent flyer deferred revenue	393	307	699
Increase (decrease) in accounts payable	796	985	(1,079)
Increase (decrease) in other liabilities	110	(403)	(26)
Net cash provided by (used in) operating activities	5,992	2,040	(4,145)
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(4,819)	(2,107)	(1,727)
Purchases of short-term and other investments	(11,232)	(68)	(552)
Proceeds from sale of short-term and other investments	2,084	397	2,319
Proceeds from sale of property and equipment	207	107	6
Other, net	(69)	(1)	4
Net cash provided by (used in) investing activities	(13,829)	(1,672)	50
Financing Activities:
Proceeds from issuance of debt, net of discounts and fees	736	11,096	15,676
Payments of long-term debt, finance leases and other financing liabilities	(4,011)	(5,205)	(4,449)
Proceeds from issuance of parent company stock	—	532	2,103
Dividend to UAL	—	—	(353)
Other, net	—	—	(2)
Net cash provided by (used in) financing activities	(3,275)	6,423	12,975
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,112)	6,791	8,880
Cash, cash equivalents and restricted cash at beginning of year	18,533	11,742	2,862
Cash, cash equivalents and restricted cash at end of year	$7,421	$18,533	$11,742

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$19	$814	$1,968
Right-of-use assets acquired through operating leases	137	771	198
Investment interests received in exchange for goods and services	103	295	—
Lease modifications and lease conversions	(84)	123	527

Cash Paid (Refunded) During the Period for:
Interest	$1,573	$1,424	$874
Income taxes	8	—	(29)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2019	$—	$12,353	$(718)	$(143)	$11,492
Net loss	—	(7,067)	—	—	(7,067)
Other comprehensive loss	—	—	(421)	—	(421)
Dividend to UAL	(12)	(330)	—	—	(342)
Stock-settled share-based compensation	97	—	—	—	97
Adoption of new accounting standard (a)	—	(17)	—	—	(17)
Impact of UAL common stock issuance	—	—	—	2,103	2,103
Other	—	—	—	83	83
Balance at December 31, 2020	85	4,939	(1,139)	2,043	5,928
Net loss	—	(1,962)	—	—	(1,962)
Other comprehensive income	—	—	197	—	197
Stock-settled share-based compensation	232	—	—	—	232
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	71	71
Balance at December 31, 2021	317	2,977	(942)	2,646	4,998
Net income	—	739	—	—	739
Other comprehensive income	—	—	1,117	—	1,117
Stock-settled share-based compensation	86	—	—	—	86
Other	—	—	—	(75)	(75)
Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865

(a) Transition adjustment due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
UNITED AIRLINES, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Overview
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company and its wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL's assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.

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
Advance Ticket Sales. Advance ticket sales represent the Company's liability to provide air transportation in the future. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account. The Company's Advance ticket sales liability also includes credits issued to customers for future flights ("FFCs") and electronic travel certificates ("ETCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. FFCs and ETCs are valid up to one year from the date of issuance; however, all credits issued on or before December 31, 2022 have been extended to December 31, 2023.

The Company estimates the value of Advance ticket sales that will expire unused ("breakage") and recognizes revenue in proportion to the usage of the related tickets. To determine breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns. Given the uncertainty of travel demand caused by the COVID-19 pandemic, changes in our estimates of FFCs and ETCs that may expire unused could have a material impact on revenue. Changes in estimates of breakage are recognized prospectively in proportion to the remaining usage of the related tickets.
In the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $3.3 billion, $1.8 billion and $3.0 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
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
The Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

	2022	2021	2020
Domestic (U.S. and Canada)	$28,474	$16,845	$9,911
Atlantic (including Africa, India and Middle East destinations)	9,072	3,414	2,226
Pacific	2,927	1,507	1,706
Latin America	4,482	2,868	1,512
Total	$44,955	$24,634	$15,355
The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company's operations involve an insignificant level of revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue-producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenities fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $3.4 billion, $2.2 billion and $1.3 billion of ancillary fees within passenger revenue in the years ended December 31, 2022, 2021 and 2020, respectively.
(c)Ticket Taxes—Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis and, as a result, are excluded from revenue.
(d)Frequent Flyer Accounting—United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to seven years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
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
We account for all the payments received under the Co-Brand Agreement by allocating them to the separately identifiable performance obligations. The fair value of the separately identifiable performance obligations is determined using management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement, at the inception of the contract, in order to determine the allocation of proceeds to each of the components to be delivered. We also evaluate volumes on an annual basis, which may result in a change in the allocation of the estimated consideration from the Co-Brand Agreement on a prospective basis.
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

	Twelve Months Ended December 31,
	2022	2021
Total Frequent flyer deferred revenue - beginning balance	$6,282	$5,975
Total miles awarded	2,558	1,545
Travel miles redeemed	(2,079)	(1,171)
Non-travel miles redeemed	(86)	(67)
Total Frequent flyer deferred revenue - ending balance	$6,675	$6,282
In the years ended December 31, 2022, 2021 and 2020, the Company recognized, in Other operating revenue, $2.4 billion, $1.8 billion and $1.7 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Co-Brand Agreement. The portion related to the MileagePlus miles awarded of the total amounts received is deferred and presented in the table above as an increase to the frequent flyer liability. We determine the current portion of our frequent flyer liability based on expected redemptions in the next 12 months.
(e)Cash and Cash Equivalents and Restricted Cash—Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company or payment to an outside party.
Restricted cash-current—The December 31, 2022 balance includes amounts to be used for the payment of fees, principal and interest on the $6.1 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC ("MPH"), a direct wholly-owned subsidiary of United.
Restricted cash-non-current—The December 31, 2022 balance primarily includes collateral associated with the MileagePlus Financing, collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows (in millions):

	At December 31,
	2022	2021	2020
Current assets:
Cash and cash equivalents	$7,166	$18,283	$11,269
Restricted cash	45	37	255
Other assets:
Restricted cash	210	213	218
Total cash, cash equivalents and restricted cash shown in the statement of consolidated cash flows	$7,421	$18,533	$11,742
(f)Investments—Debt investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of these investments are reflected in Miscellaneous, net in the consolidated statements of operations. Unrealized gains and losses on available-for-sale debt securities are reflected as a component of accumulated other comprehensive income (loss). Equity investments are accounted for under the equity method if we are able to exercise significant influence over an investee. Equity investments for which we do not have significant influence are recorded at fair value or at cost, if fair value is not readily determinable, with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Changes in fair value are recorded in Unrealized gains (losses) on investments, net in the consolidated statements of operations. See Note 8 of this report for additional information related to investments.
(g)Securities received in connection with purchase agreements—The Company accounts for the value of securities received from vendors as deferred credits that will generally be recognized as a reduction to the cost of the asset received in future periods.

(h)Accounts Receivable—Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo customers. We provide an allowance for credit losses expected to be incurred. We base our allowance on various factors including, but not limited to, aging, payment history, write-offs, macro-economic indicators and other credit monitoring indicators. Credit loss expense and write-offs related to trade receivables were not material for the years ended December 31, 2022 and 2021.
(i)Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost.
(j)Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under finance leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. We periodically receive credits in connection with the acquisition of aircraft and engines including those related to contractual damages related to delays in delivery. These credits are deferred until the aircraft and engines are delivered and then applied as a reduction to the cost of the related equipment.
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
As of December 31, 2022 and 2021, the Company had a carrying value of computer software of $471 million and $499 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company's amortization expense related to computer software was $166 million, $182 million and $172 million, respectively. Aircraft, spare engines and related rotable parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.
(k)Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for its mainline fleet and the contract level for its regional fleet under capacity purchase agreements ("CPAs"). An impairment charge is recognized when the asset's carrying value exceeds its net undiscounted future cash flows. The amount of the charge is the difference between the asset's carrying value and fair market value.
The Company recorded impairment charges related to certain of its aircraft, related engines and spare parts of $97 million and $94 million for the years ended December 31, 2021 and 2020, respectively. See Note 13 of this report for additional information related to impairments.
(l)Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired.
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
In 2022, the Company evaluated its intangible assets for possible impairments. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value, the Company used discounted cash flow methods appropriate for each asset. Key inputs into the models included forecasted capacity, revenues, fuel costs, other operating costs and an overall discount rate. The assumptions used for future projections include that demand will continue to recover. These assumptions are inherently uncertain as they relate to future events and circumstances. See Note 13 of this report for additional information related to impairments.
The following table presents information about the Company's goodwill and other intangible assets at December 31 (in millions):

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$4,527		$4,527

Indefinite-lived intangible assets
Route authorities	$1,020		$1,020
Airport slots	574		574
Tradenames and logos	593		593
Alliances	404		404
Total	$2,591		$2,591

Finite-lived intangible assets
Frequent flyer database	$1,177	$1,040	$1,177	$1,008
Hubs	145	124	145	118
Contracts	7	7	120	120
Other	314	301	314	298
Total	$1,643	$1,472	$1,756	$1,544
Amortization expense in 2022, 2021 and 2020 was $41 million, $49 million and $55 million, respectively. Projected amortization expense in 2023, 2024, 2025, 2026 and 2027 is $37 million, $32 million, $28 million, $18 million and $11 million, respectively.
(m)Labor Costs—The Company records expenses associated with new or amendable labor agreements when the amounts are probable and estimable. These could include costs associated with retro-active lump sum cash payments made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed.
(n)Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units ("RSUs") are remeasured at fair value throughout the requisite service period at the close of the reporting period based upon UAL's stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. An adjustment is recorded each reporting period to adjust compensation expense based on the then current level of expected performance achievement for the performance-based awards. See Note 4 of this report for additional information on UAL's share-based compensation plans.

(o)Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour ("PBTH") engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.
(p)Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $165 million, $99 million and $87 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(q)Third-Party Business—The Company has third-party business activity that includes ground handling, maintenance services, flight academy and frequent flyer award non-travel redemptions. Third-party business revenue is recorded in Other operating revenue. Expenses associated with these third-party business activities are recorded in Other operating expenses, except for non-travel mileage redemption. Non-travel mileage redemption expenses are recorded to Other operating revenue.
(r)Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company's uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense in its consolidated statements of operations. See Note 6 of this report for additional information on UAL's uncertain tax positions.
NOTE 2 - COMMON STOCKHOLDERS' EQUITY AND PREFERRED SECURITIES
The Company issued warrants to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program ("PSP"), including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). See Note 9 of this report for additional information about the unsecured promissory notes issued by the Company to Treasury under the PSP and related extensions. As of December 31, 2022, the Company had the following warrants outstanding:

Warrant Description	Number of Shares of UAL Common Stock (in millions)	Exercise Price	Expiration Dates
PSP1 Warrants	4.8	$31.50	4/20/2025	—	9/30/2025
CARES Act Warrants	1.7	31.50	9/28/2025
PSP2 Warrants	2.0	43.26	1/15/2026	—	4/29/2026
PSP3 Warrants	1.5	53.92	4/29/2026	—	6/10/2026
Total	10.0
As of December 31, 2022, approximately 4.6 million shares of UAL's common stock were reserved for future issuance related to the issuance of equity-based awards under the Company's incentive compensation plans.
As of December 31, 2022, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL's amended and restated certificate of incorporation.
On March 3, 2021, the Company entered into an equity distribution agreement (the "Distribution Agreement") with several financial institutions (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "2021 ATM Offering"), through the Managers, of up to 37 million shares of UAL common stock (the "2021 ATM Shares"). Sales of the 2021 ATM Shares under the Distribution Agreement may be made in any transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Distribution Agreement, UAL may also sell the 2021 ATM Shares to any Manager, as principal for its own account, at a price agreed upon at the time of sale. If UAL sells the 2021 ATM Shares to a Manager as principal, UAL will enter into a separate terms agreement with such

Manager. During 2021, approximately 4 million shares were sold in the 2021 ATM Offering at an average price of $57.50 per share, with net proceeds to the Company totaling approximately $250 million. No shares were sold in 2022 under the 2021 ATM Offering.
NOTE 3 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2022	2021	2020
Earnings (loss) available to common stockholders	$737	$(1,964)	$(7,069)

Basic weighted-average shares outstanding	326.4	321.9	279.4
Dilutive effect of employee stock awards	2.2	—	—
Dilutive effect of stock warrants	1.5	—	—
Diluted weighted-average shares outstanding	330.1	321.9	279.4

Earnings (loss) per share, basic	$2.26	$(6.10)	$(25.30)
Earnings (loss) per share, diluted	$2.23	$(6.10)	$(25.30)

Potentially dilutive securities (a)
Stock warrants (b)	3.5	0.9	—
Employee stock awards	0.7	0.7	1.0
(a) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.
(b) Represent warrants issued to Treasury pursuant to the payroll support program, including extensions, and the loan program established under the CARES Act. See Note 2 of this report for additional information about these warrants.

NOTE 4 - SHARE-BASED COMPENSATION PLANS
UAL maintains share-based compensation plans for our management employees and our non-employee directors. During 2021, UAL's Board of Directors and stockholders approved the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (the "2021 Plan"). The 2021 Plan is an incentive compensation plan that allows the Company to use different forms of equity incentives to attract, retain and reward officers and employees. Under the 2021 Plan, the Company may grant: nonqualified stock options; incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986); stock appreciation rights ("SARs"); restricted stock; RSUs; performance units; cash incentive awards and other equity-based and equity-related awards. An award (other than an option, SAR or cash incentive award) may provide the holder with dividends or dividend equivalents. The 2021 Plan replaces the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (the "2017 Plan"). Any awards granted under the 2017 Plan prior to the approval of the 2021 Plan remain in effect pursuant to their terms. The number of shares of UAL common stock that remained available for issuance under the 2017 Plan as of the effective date of the 2021 Plan are now available for issuance under the 2021 Plan.
All awards are recorded as either equity or a liability in the Company's consolidated balance sheets. The share-based compensation expense is recorded in salaries and related costs.
During 2022, UAL granted share-based compensation awards pursuant to the 2021 Plan. These share-based compensation awards included approximately 2.4 million RSUs consisting of approximately 2.0 million time-vested RSUs and approximately 0.4 million performance-based RSUs. The time-vested RSUs vest pro-rata, a majority of which vest on February 28th of each year, over a three-year period from the date of grant. The performance-based RSUs vest upon continuous employment with the Company through December 31, 2024 and the achievement of certain financial, operational and diversity goals. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The following table provides information related to UAL's share-based compensation plan cost for the years ended December 31 (in millions):

	2022	2021	2020
Compensation cost:
RSUs	$87	$236	$106
Stock options	2	2	2
Total	$89	$238	$108
The table below summarizes UAL's unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2022 (in millions, except as noted):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$43	1.6
Stock options	4	3.3
Total	$47
RSUs. As of December 31, 2022, UAL had recorded a liability of approximately $3 million related to its cash-settled RSUs. UAL paid approximately $7 million, $29 million and $26 million related to its cash-settled RSUs during 2022, 2021 and 2020, respectively.
The table below summarizes UAL's RSU activity for the years ended December 31 (shares in millions):

	Liability Awards	Equity Awards
	RSUs	RSUs	Weighted- Average Grant Price
Outstanding at December 31, 2019	0.6	2.0	$78.03
Granted	0.1	2.4	40.80
Vested	(0.3)	(0.8)	74.54
Forfeited	—	(0.4)	54.21
Outstanding at December 31, 2020	0.4	3.2	53.41
Granted	0.4	2.9	52.18
Vested	(0.6)	(1.5)	51.35
Forfeited	—	(0.2)	46.77
Outstanding at December 31, 2021	0.2	4.4	53.63
Granted	0.1	2.3	31.96
Additional issuance due to achievement of performance metrics	—	1.6	58.17
Vested	(0.2)	(4.8)	56.00
Forfeited	—	(0.2)	53.03
Outstanding at December 31, 2022	0.1	3.3	37.88
The fair value of RSUs that vested in 2022, 2021 and 2020 was approximately $274 million, $104 million and $87 million, respectively.
Stock Options. UAL did not grant any stock option awards during 2022, 2021 or 2020. As of December 31, 2022, there were approximately 0.7 million outstanding stock option awards, 0.4 million of which were exercisable, with weighted-average exercise prices of $82.12 and $59.58, respectively, weighted-average remaining contractual lives of 4.3 years and 2.3 years, respectively, and intrinsic values of zero as all of the strike prices exceeded the closing stock price on that date.

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The tables below present the components of the Company's AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2019	$(560)		$2	$(160)	$(718)
Change in value	(993)		—	221	(772)
Amounts reclassified to earnings	451	(b)	—	(100)	351
Balance at December 31, 2020	(1,102)		2	(39)	(1,139)
Change in value	239		(2)	(53)	184
Amounts reclassified to earnings	16	(b)	—	(3)	13
Balance at December 31, 2021	(847)		—	(95)	(942)
Change in value	1,474		(35)	(321)	1,118
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at December 31, 2022	$626		$(35)	$(416)	$175

(a)Includes approximately $285 million of deferred income tax expense that will not be recognized in net income until the related pension and postretirement benefit obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
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

NOTE 6 - INCOME TAXES
The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components (in millions):

	2022	2021	2020
Income tax provision (benefit) at statutory rate	$208	$(537)	$(1,852)
State income tax provision (benefit), net of federal income tax benefit	13	(34)	(110)
Nondeductible employee meals	12	7	5
Nondeductible transportation fringe benefit	10	8	7
Valuation allowance	(10)	(38)	197
Other, net	20	1	—
Income tax expense (benefit)	$253	$(593)	$(1,753)

Current	$5	$(10)	$(12)
Deferred	248	(583)	(1,741)
Income tax expense (benefit)	$253	$(593)	$(1,753)
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows (in millions):

	UAL		United
	2022	2021	2022	2021
Deferred income tax asset (liability):
Federal and state net operating loss ("NOL") carryforwards	$2,932	$2,229	$2,903	$2,201
Deferred revenue	1,783	2,349	1,783	2,349
Employee benefits, including pension, postretirement and medical	606	986	606	986
Operating lease liabilities	1,118	1,272	1,118	1,272
Other financing liabilities	141	327	141	327
Interest expense carryforward	510	—	510	—
Other	576	535	576	535
Less: Valuation allowance	(199)	(210)	(199)	(210)
Total deferred tax assets	$7,467	$7,488	$7,438	$7,460

Depreciation	$(5,844)	$(5,122)	$(5,844)	$(5,122)
Operating lease right-of-use asset	(881)	(1,051)	(881)	(1,051)
Intangibles	(651)	(656)	(651)	(656)
Total deferred tax liabilities	$(7,376)	$(6,829)	$(7,376)	$(6,829)
Net deferred tax asset	$91	$659	$62	$631
United and its domestic consolidated subsidiaries file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record and pay UAL for their own tax liability as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies and they are each compensated for the aforementioned tax benefits only if they would be able to use those benefits on a separate company basis. The Company recorded a deferred tax asset for a temporary interest expense limitation under Internal Revenue Code ("IRC") section 163(j) due to law changes resulting from the CARES Act. Interest expense disallowed under IRC section 163(j) can be carried forward indefinitely and deducted in future years.
The Company's federal and state NOL and tax credit carryforwards relate to current and prior years' NOLs and credits, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $13.2 billion ($2.8 billion tax effected) for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $0.1 in 2026, $0.5 in 2028, $0.4 in 2029, $0.2 in 2032 and $0.4 in 2033. The remaining $11.6 billion of NOLs has no expiration date. State pre-tax NOLs of $3.9 billion ($0.2 billion tax effected) expire over a 1 to 20-year period. Federal tax credits of $44 million will expire over a 1 to 20-year period and state tax credits of $45 million will expire over a 1 to 15-year period.
A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's management assesses available positive and negative evidence regarding the Company's ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In order to form a conclusion, management considers positive evidence in the form of taxable income in prior carryback years, reversing temporary differences, tax planning strategies and projections of future taxable income during the periods in which those temporary differences become deductible, as well as negative evidence such as historical losses. Although the Company incurred losses in 2021 and 2020, management determined that these results were not indicative of future results due to the impact of the COVID-19 pandemic on its operations. The Company concluded that the positive evidence outweighs the negative evidence, primarily driven by approval and distribution of COVID-19 vaccines as well as increased confidence with the timing of the recovery, as evidenced in our 2022 return to profitability. One of the Company's largest deferred tax assets was its federal pre-tax NOLs which were $13.2 billion ($2.8 billion tax effected) at December 31, 2022. The majority of the NOLs do not expire and the Company expects to realize the benefits of the NOLs and other deferred tax assets through the reversal of certain existing deferred tax liabilities of $6.7 billion and the remaining $0.8 billion through projected future taxable income. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and certain state attributes that have short expiration periods. While the Company expects to generate sufficient future income to fully utilize its deferred tax assets (including NOLs), the Company may have to record a valuation allowance, which could be material, against deferred tax assets if negative evidence such as reduced forecasted income outweigh positive evidence. Assumptions about future taxable income are consistent with the plans and estimates used to manage our business. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support not recording valuation allowance on these NOLs. As of December 31, 2022, the Company has recorded $175 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2022. Additionally, the Company recorded a valuation allowance of $24 million on certain state deferred tax assets primarily due to state NOLs that have short expiration periods.
The Company's unrecognized tax benefits related to uncertain tax positions were $58 million, $55 million and $57 million at December 31, 2022, 2021 and 2020, respectively. Included in the ending balance at December 31, 2022 is $58 million that would affect the Company's effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2022, 2021 and 2020. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months. There are no material amounts included in the balance at December 31, 2022 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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
During 2020, the Company offered certain of its eligible front-line employees special separation benefits in the form of additional years of pension service and additional subsidies for retiree medical costs (based on employee group, age and completed years of service) as a part of the Voluntary Programs. As a result, the Company recorded, in 2020, $54 million for those additional pension benefits and $201 million for those additional retiree medical benefits. Also, the Company recognized, in 2020, $430 million in settlement losses related to the defined benefit pension plan covering certain U.S. non-pilot employees.
Actuarial assumption changes are reflected as a component of the net actuarial (gain) loss. The 2022 actuarial gains were mainly related to an increase in the discount rate applied at December 31, 2022 compared to December 31, 2021, which were partially offset by losses on pension plan assets due to asset returns being less than expected. Actuarial (gains) losses will be amortized over the average remaining service life of the covered active employees.

The following tables set forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2022	Year Ended December 31, 2021
Accumulated benefit obligation:	$3,596	$5,496

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,473	$6,525
Service cost	204	239
Interest cost	188	184
Actuarial gain	(2,186)	(188)
Benefits paid	(464)	(263)
Curtailment	—	(12)
Other	(34)	(12)
Projected benefit obligation at end of year	$4,181	$6,473

Change in plan assets:
Fair value of plan assets at beginning of year	$4,626	$4,069
Actual income (loss) on plan assets	(678)	437
Employer contributions	8	387
Benefits paid	(464)	(263)
Other	(25)	(4)
Fair value of plan assets at end of year	$3,467	$4,626
Funded status—Net amount recognized	$(714)	$(1,847)

	Pension Benefits
	December 31, 2022	December 31, 2021
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$44	$75
Current liability	(11)	(2)
Noncurrent liability	(747)	(1,920)
Total liability	$(714)	$(1,847)

Amounts recognized in accumulated other comprehensive income ( loss) consist of:
Net actuarial loss	$(77)	$(1,406)
Prior service cost	(1)	(1)
Total accumulated other comprehensive loss	$(78)	$(1,407)

	Other Postretirement Benefits
	Year Ended December 31, 2022	Year Ended December 31, 2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,129	$1,082
Service cost	9	10
Interest cost	30	25
Plan participants' contributions	69	66
Benefits paid	(179)	(199)
Actuarial (gain) loss	(270)	114
Special termination benefit	—	31
Benefit obligation at end of year	$788	$1,129

Change in plan assets:
Fair value of plan assets at beginning of year	$49	$51
Actual return on plan assets	1	1
Employer contributions	108	130
Plan participants' contributions	69	66
Benefits paid	(179)	(199)
Fair value of plan assets at end of year	48	49
Funded status—Net amount recognized	$(740)	$(1,080)

	Other Postretirement Benefits
	December 31, 2022	December 31, 2021
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(69)	$(80)
Noncurrent liability	(671)	(1,000)
Total liability	$(740)	$(1,080)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain	$369	$113
Prior service credit	335	447
Total accumulated other comprehensive income	$704	$560
The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2022	2021
Projected benefit obligation	$4,045	$6,231
Accumulated benefit obligation	3,461	5,255
Fair value of plan assets	3,287	4,309

Net periodic benefit cost (credit) for the years ended December 31 included the following components (in millions):

	2022		2021		2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$204	$9	$239	$10	$216	$10
Interest cost	188	30	184	25	209	28
Expected return on plan assets	(306)	(1)	(283)	(1)	(328)	(1)
Amortization of unrecognized actuarial (gain) loss	120	(14)	170	(28)	162	(40)
Amortization of prior service credits	—	(112)	—	(123)	—	(124)
Settlement loss - Voluntary Programs	—	—	—	—	430	—
Special termination benefits - Voluntary Programs	—	—	—	31	54	201
Curtailment	—	—	(8)	—	1	—
Other	5	—	5	—	22	—
Net periodic benefit cost (credit)	$211	$(88)	$307	$(86)	$766	$74
Service cost is recorded in Salaries and related costs on the statement of consolidated operations. All other components of net periodic benefit costs are recorded in Miscellaneous, net on the statement of consolidated operations.
The Company's expected Net periodic benefit cost (credit) for 2023 is as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost (credit)	$97	$(105)
The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2022	2021
Discount rate	5.20%	2.90%
Rate of compensation increase	3.83%	3.83%

Assumptions used to determine net expense
Discount rate	2.90%	2.72%
Expected return on plan assets	7.16%	7.28%
Rate of compensation increase	3.83%	3.88%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2022	2021
Discount rate	5.66%	2.82%

Assumptions used to determine net expense
Discount rate	2.82%	2.43%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	5.60%	5.70%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2033)	4.50%	4.50%
The Company used the Society of Actuaries' PRI-2012 Private Retirement Plans Mortality Tables projected generationally using the Society of Actuaries' MP-2021 projection scale.

The Company selected the 2022 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds at December 31, 2022 that would provide the necessary cash flows to match projected benefit payments.
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

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	25-40%	9%
Fixed-income securities	40-55	7
Alternatives	15-25	8

The table below shows the impacts of a change in certain assumptions on the 2023 net periodic benefit cost and the benefit obligations at December 31, 2022 (in millions):
	Pension Benefits	Other Postretirement Benefits
Impact on Benefit Obligation at December 31, 2022
100 basis points decrease in the weighted average discount rate	$813	$50

Impact on 2023 Net Periodic Benefit Cost
100 basis points decrease in the weighted average discount rate (a)	$93	$1
100 basis points decrease in the expected long-term rate of return on plan assets	33	—
(a) In general, as discount rates increase, the impact of changes in discount rates decreases. Therefore, these sensitivities cannot be extrapolated for larger increases or decreases in the discount rate. In addition, benefit cost is affected by other factors including, but not limited to, investment performance, contributions, demographic experience and other assumption changes.
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

The following tables present information about United's pension and other postretirement plan assets at December 31 (in millions):

	2022					2021
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,183	$58	$26	$114	$985	$1,754	$71	$44	$147	$1,492
Fixed-income securities	1,316	—	527	5	784	1,850	—	739	15	1,096
Alternatives	887	—	—	161	726	847	—	—	216	631
Other investments	81	6	16	5	54	175	108	59	8	—
Total	$3,467	$64	$569	$285	$2,549	$4,626	$179	$842	$386	$3,219
Other Postretirement Benefit Plan Assets:
Deposit administration fund	$48	$—	$—	$48	$—	$49	$—	$—	$49	$—
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
Other investments. Other investments consist of primarily cash equivalents, as well as insurance contracts.
The following table presents reconciliation of United's benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 (in millions):

	2022	2021
Balance at beginning of year	$435	$401
Actual income (loss) on plan assets:
Sold during the year	34	2
Held at year end	(39)	48
Purchases, sales, issuances and settlements (net)	(97)	(16)
Balance at end of year	$333	$435
Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company does not expect any minimum required contributions for 2023 for its tax-qualified defined benefit pension plans. The Company expects to make approximately $113 million in contributions to its other postretirement benefit plans in 2023.
The estimated future benefit payments, net of expected participant contributions, in United's pension plans and other postretirement benefit plans for the next ten years, as of December 31, 2022, are as follows (in millions):

	Pension	Other Postretirement
2023	$255	$120
2024	253	109
2025	282	94
2026	304	86
2027	323	78
Years 2028 – 2032	1,776	293

Defined Contribution Plans. United offers several defined contribution plans to its employees. Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United's employer contribution percentages to its primary 401(k) defined contribution plans vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded expenses for its primary 401(k) defined contribution plans of $756 million, $651 million and $687 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Multi-Employer Plans. United's participation in the IAM National Pension Plan ("IAM Plan") for the annual period ended December 31, 2022 is outlined in the table below. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $507 million in employers' contributions for the year ended December 31, 2021. For 2021, the Company's contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan. The 2022 information is not available as the applicable Form 5500 is not final for the plan year.

Pension Fund	IAM National Pension Fund ("Fund")
EIN/ Pension Plan Number	51-6031295 — 002
Pension Protection Act Zone Status (2022 and 2021)
Critical (2022 and 2021). A plan is in "critical" status if the funded percentage is less than 65 percent. On April 17, 2019, the IAM National Pension Fund Board of Trustees voluntarily elected for the Fund to be in critical status effective for the plan year beginning January 1, 2019 to strengthen the Fund's financial health. The Fund's funded percentage was 83.7% as of January 1, 2021.

FIP/RP Status Pending/Implemented
A 10-year Rehabilitation Plan effective, January 1, 2022, was adopted on April 17, 2019 that requires the Company to make an additional contribution of 2.5% of the hourly contribution rate, compounded annually for the length of the Rehabilitation Plan, effective June 1, 2019.

United's Contributions	$75 million, $58 million and $53 million in the years ended December 31, 2022, 2021 and 2020, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A
Profit Sharing. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker's annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $133 million in 2022. As a result of the pre-tax losses in 2021 and 2020, no profit sharing was recorded. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.
NOTE 8 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
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

	2022				2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,166	$7,166	$—	$—	$18,283	$18,283	$—	$—
Restricted cash - current (Note 1)	45	45	—	—	37	37	—	—
Restricted cash - non-current (Note 1)	210	210	—	—	213	213	—	—
Short-term investments:
U.S. government and agency notes	8,914	—	8,914	—	2	—	2	—
Asset-backed securities	325	—	325	—	26	—	26	—
Corporate debt	9	—	9	—	95	—	95	—
Long-term investments:
Equity securities	189	189	—	—	229	229	—	—
Investments presented in the table above have the same fair value as their carrying value.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of approximately one year or less.
Long Term Investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) in Azul Linhas Aéreas Brasileiras S.A., Clear Secure, Inc., Archer Aviation Inc. and Eve Holding, Inc.
Other fair value information - The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	2022					2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$31,194	$29,371	$—	$23,990	$5,381	$33,363	$34,550	$—	$29,088	$5,462
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Investments in Regional Carriers. United holds investments in three regional carriers that fly for the Company as United Express under its CPAs. The combined carrying value of the investments was approximately $188 million as of December 31, 2022. Each investment and United's ownership stake are listed below.
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC, which does business as CommuteAir. CommuteAir currently operates 63 regional aircraft under a CPA that has a term through 2026. We account for this investment using the equity method.
•Republic Airways Holdings Inc. ("Republic Holdings"). United holds a 19% minority interest in Republic Holdings. Republic Holdings is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs that have terms through 2036. We account for this investment using the equity method.
•Mesa Air Group, Inc. ("Mesa Air Group"). In January 2023, United obtained a 10% minority interest in Mesa Air Group, the parent company of Mesa Airlines, Inc. ("Mesa"). Mesa currently operates 63 regional aircraft, with the opportunity to operate up to 80 regional aircraft, under a CPA that has a term through 2032.

Other Investments. United holds equity investments in a number of companies with emerging technologies and sustainable solutions. United also has equity investments in Avianca Group International Limited, a multinational airline holding company, and JetSuiteX, Inc., an independent air carrier doing business as JSX. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2022, the carrying value of these investments was $434 million.
Notes Receivable. The Company has $101 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The loans are recorded in Investments in affiliates and other, less allowance for credit losses on the Company's consolidated balance sheet.
NOTE 9 - DEBT

(In millions)	Maturity Dates			Interest Rate(s) at December 31, 2022			At December 31,
							2022	2021
Aircraft notes (a)	2024	—	2034	2.70%	—	6.48%	$12,262	$13,293
MileagePlus Senior Secured Notes		2027			6.50%		3,420	3,800
MileagePlus Term Loan Facility (b)		2027			10.00%		2,700	3,000
2026 and 2029 Notes	2026	—	2029	4.38%	—	4.63%	4,000	4,000
2021 Term Loans (b)		2028			8.11%		4,913	4,963
Unsecured
Notes	2024	—	2025	4.88%	—	5.00%	596	1,041
PSP Notes (c)	2030	—	2031		1.00%		3,181	3,181
Other unsecured debt	2023	—	2029	0.00%	—	5.75%	508	598
							31,580	33,876
Less: unamortized debt discount, premiums and debt issuance costs							(386)	(513)
Less: current portion of long-term debt							(2,911)	(3,002)
Long-term debt, net							$28,283	$30,361
(a)Financing includes variable rate debt based on LIBOR (or another index rate), generally subject to a floor, plus a specified margin of 0.49% to 2.25%.
(b)Financing includes variable rate debt based on LIBOR (or another index rate), subject to a floor, plus a specified margin of 3.75% to 5.25%.
(c)The PSP Notes include $1.5 billion of indebtedness evidenced by a 10-year senior unsecured promissory note with Treasury provided under the PSP of the CARES Act ("PSP1"), $0.9 billion of indebtedness evidenced by a 10-year senior unsecured promissory note issued to Treasury pursuant to Payroll Support Program Extension Agreements under the CARES Act ("PSP2") and $0.8 billion of indebtedness evidenced by a 10-year senior unsecured promissory note issued to Treasury pursuant to the Payroll Support Program established under Section 7301 of the American Rescue Plan Act of 2021 ("PSP3"). These PSP Notes have a rate of 1.00% in years 1 through 5, and a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.00% in years 6 through 10.

The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at December 31, 2022 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2023	$2,911
2024	3,938
2025	3,392
2026	5,185
2027	2,405
After 2027	13,749
$31,580
During 2022, United borrowed $752 million aggregate principal amount from a financial institution to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2034 and have fixed and variable interest rates ranging from 4.0% to 5.9% at December 31, 2022.

In 2021, United entered into a new Term Loan Credit and Guaranty Agreement (the "2021 Term Loan Facility") initially providing term loans (the "2021 Term Loans") up to an aggregate amount of $5.0 billion and a new Revolving Credit and Guaranty Agreement (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "2021 Loan Facilities") initially providing revolving loan commitments of up to $1.75 billion. As of December 31, 2022, we had $1.75 billion undrawn and available under our revolving credit facility.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of December 31, 2022, the Company was in compliance with its debt covenants. The collateral, covenants and cross default provisions of the Company's principal debt instruments that contain such provisions are summarized in the table below:

Debt Instrument	Collateral, Covenants and Cross Default Provisions
Aircraft notes and other notes payable	Secured by certain aircraft, spare engines and spare parts. The indentures contain events of default that are customary for aircraft financings, including in certain cases cross default to other related aircraft.
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

MileagePlus Senior Secured Notes and MileagePlus Term Loan Facility	Secured by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens, including security interests in specified cash accounts that include the accounts into which MileagePlus revenues are or will be paid by the Company's marketing partners and by the Company.
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
Pursuant to the PSP Agreements, the Company and its affiliates will be required to comply with certain provisions including, among others, audit and reporting requirements and provisions restricting the payment of certain executive compensation until April 1, 2023.

Unsecured notes
The indentures for these notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indentures) to incur additional indebtedness and make certain dividends, stock repurchases, restricted investments and other restricted payments.

NOTE 10 - LEASES AND CAPACITY PURCHASE AGREEMENTS
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
Lease Cost. The Company's lease cost for the years ended December 31 included the following components (in millions):

	2022	2021	2020
Operating lease cost	$941	$958	$933
Variable and short-term lease cost	2,603	2,291	1,968
Amortization of finance lease assets	72	89	88
Interest on finance lease liabilities	13	16	16
Sublease income	(33)	(26)	(23)
Total lease cost	$3,596	$3,328	$2,982
Lease terms and commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 99 mainline and 318 regional aircraft while finance leases relate to leases of 26 mainline and 16 regional aircraft. United's aircraft leases have remaining lease terms of 1 month to 12 years with expiration dates ranging from 2023 through 2034. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
Non-aircraft leases have remaining lease terms of 1 month to 30 years, with expiration dates ranging from 2023 through 2053.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of December 31, 2022 (in millions):

	Operating Leases	Finance Leases
2023	$851	$114
2024	736	45
2025	616	39
2026	597	17
2027	779	10
After 2027	3,190	18
Minimum lease payments	6,769	243
Imputed interest	(1,749)	(24)
Present value of minimum lease payments	5,020	219
Less: current maturities of lease obligations	(561)	(104)
Long-term lease obligations	$4,459	$115

As of December 31, 2022, we have additional leases of approximately $3.0 billion for several regional aircraft under CPAs and airport facility leases that have not yet commenced. These leases will commence starting in 2023 through 2025 with lease terms of up to 12 years.
In 2020, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 787 aircraft and Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. In connection with the delivery of each aircraft from Boeing, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Upon delivery of the aircraft in these sale and leaseback transactions, the Company accounted for several of these aircraft, which have a repurchase option at a price other than fair value, as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Current maturities of other financial liabilities and Other financial liabilities since they did not qualify for sale recognition (failed sale and leaseback). The remaining aircraft that qualified for sale recognition were recorded as Operating lease right-of-use assets and Current/Long-term obligations under operating leases on the Company's consolidated balance sheet after recognition of related gains on such sale. In 2022, under these sale and leaseback agreements, United exercised repurchase options for six Boeing 787 aircraft. The table below presents the Company's contractual payments at December 31, 2022 under then-outstanding failed sale and leaseback agreements in each of the next five calendar years (in millions):

Other Financial Liabilities
2023	$75
2024	79
2025	80
2026	80
2027	373
After 2027	428
1,115
Imputed interest	(248)
Current maturities of other financial liabilities	(23)
Other financial liabilities	$844
Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31:

	2022	2021
Weighted-average remaining lease term - operating leases	10 years	10 years
Weighted-average remaining lease term - finance leases	3 years	6 years
Weighted-average remaining lease term - other financial liabilities	9 years	13 years
Weighted-average discount rate - operating leases	5.5%	5.0%
Weighted-average discount rate - finance leases	6.4%	4.8%
Weighted-average interest rate - other financial liabilities	6.0%	6.0%

The table below presents supplemental cash flow information related to leases during the year ended December 31 (in millions):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$919	$977	$788
Operating cash flows for finance leases	13	18	20
Financing cash flows for finance leases	124	216	66
Regional CPAs. United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. United's CPAs are for 470 regional aircraft as of December 31, 2022, and the CPAs have terms expiring through 2036. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United and operated by the regional carriers. See Part I, Item 2. Properties, of this report for additional information.
United recorded approximately $0.9 billion, $0.6 billion and $0.6 billion in expenses related to its CPAs with its regional carriers in which United is a minority shareholder, for the years ended December 31, 2022, 2021 and 2020, respectively. United had notes receivables with carrying values of $62 million and $28 million due from these companies, as of December 31, 2022 and 2021, respectively. There were no accounts payable due to these companies as of December 31, 2022 and $102 million in accounts payable due to these companies as of December 31, 2021. The CPAs with these related parties were executed in the ordinary course of business.
In 2022, United entered into an amended CPA with Mesa to operate, starting in 2023, up to 38 CRJ-900 aircraft with a five-year term, dependent upon the number of Embraer E175 aircraft that Mesa is flying on United's behalf. Additionally in 2022, United amended a majority of its CPA agreements to increase the contractually agreed fees (carrier costs) paid to its regional carriers. The Company plans to wind down its CPA with Air Wisconsin in 2023.
Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases above. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2022, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

2023	$2.2
2024	1.9
2025	1.5
2026	1.3
2027	0.9
After 2027	3.2
$11.0

NOTE 11 - VARIABLE INTEREST ENTITIES ("VIE")
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
Airport Leases. United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $2.0 billion of tax-exempt special facilities revenue bonds and interest thereon as of December

31, 2022. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a VIE. To the extent United's leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature. See Note 12 of this report for more information regarding United's guarantee of the tax-exempt special facilities revenue bonds.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Commitments. As of December 31, 2022, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	2023	2024	After 2024
787	102	2	8	92
737 MAX	433	135	88	210
A321neo	70	12	31	27
A321XLR	50	—	—	50
A350	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Airbus notified United that eight Airbus A321neo aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024, and Boeing notified United that 37 Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024. Also, United estimates that an additional six Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, will deliver in 2024.
In December 2022, the Company entered into a confidential settlement with Boeing with respect to compensation for aircraft manufacturer delivery delays in 2020 through 2022 related to Boeing 787 aircraft. The compensation is in the form of credit memos to be issued at future dates upon the satisfaction of certain conditions. The Company is accounting for this settlement as a reduction to the cost basis of certain existing and future firm order Boeing 787 aircraft, which is expected to reduce future depreciation expense associated with these aircraft.
The table below summarizes United's commitments as of December 31, 2022, which include aircraft and related spare engines, aircraft improvements and all non-aircraft capital commitments (in billions):

2023	$10.2
2024	8.0
2025	7.8
2026	5.9
2027	5.0
After 2027	16.6
$53.5
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2022, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. The Company records liabilities for legal and environmental claims when it is probable that a loss has been incurred and the amount is reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.
During 2022, the Company recorded charges of $94 million as a result of a number of recent decisions that appear to impact the Company's ability to successfully assert, in certain cases, that federal law preempts state and local laws that conflict with union contracts and/or federal requirements.
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
As of December 31, 2022, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 10 of this report. All of these bonds are due between 2023 and 2041.
As of December 31, 2022, United is the guarantor of $92 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
As of December 31, 2022, United had $377 million of surety bonds securing various insurance related obligations with expiration dates through 2027.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on LIBOR or SOFR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2022, the Company had $12.9 billion of floating rate debt with remaining terms of up to 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $9.8 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds, either special facilities lease revenue bonds or general airport revenue bonds, issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2022, approximately $2.5 billion principal amount of such bonds was secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2022, the Company's contingent exposure was approximately $400 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2023 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.
Regional Capacity Purchase. As of December 31, 2022, United had 255 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2029. These call options are exercisable upon wrongful termination or breach of contract, among other conditions.
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
Labor Negotiations. As of December 31, 2022, United, including its subsidiaries, had approximately 92,800 employees. Approximately 84% of United's employees were represented by various U.S. labor organizations. In November 2022, United dispatchers represented by the Professional Airline Flight Control Association voted to ratify a two-year contract extension. Also, in January 2023, United and the International Brotherhood of Teamsters ratified an extension to its labor contract covering the Company's more than 8,000 technicians and related employees. The agreement becomes amendable in December 2024 and includes a one-year early opener that allows for bargaining on a successor agreement to begin in December 2023.

NOTE 13 - SPECIAL CHARGES (CREDITS)
For the years ended December 31, operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

Operating:	2022	2021	2020
CARES Act grant	$—	$(4,021)	$(3,536)
Severance and benefit costs	—	438	575
Impairment of assets	—	97	318
(Gains) losses on sale of assets and other special charges	140	119	27
Total operating special charges (credits)	140	(3,367)	(2,616)
Nonoperating unrealized (gains) losses on investments, net	(20)	34	194
Nonoperating debt extinguishment and modification fees	7	50	—
Nonoperating special termination benefits and settlement losses	—	31	687
Nonoperating credit loss on BRW Term Loan and related guarantee	—	—	697
Total nonoperating special charges and unrealized (gains) losses on investments, net	(13)	115	1,578
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	127	(3,252)	(1,038)
Income tax expense (benefit), net of valuation allowance	(33)	728	404
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$94	$(2,524)	$(634)
2022
(Gains) losses on sale of assets and other special charges. During 2022, the Company recorded $140 million of net charges primarily comprised of $94 million for various legal matters and $23 million related to certain contract disputes. See Note 12 of this report for a discussion of the legal matters.
Nonoperating unrealized (gains) losses on investments, net. During 2022, the Company recorded gains of $20 million primarily for the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During 2022, the Company recorded $7 million of charges primarily related to the early redemption of $400 million of its outstanding principal amount of the 4.25% senior notes due 2022.
2021
CARES Act grant. During 2021, the Company received approximately $5.8 billion in funding pursuant to the Payroll Support Program agreements under the CARES Act (the "PSP2 and PSP3 Agreements"), which included approximately $1.7 billion aggregate principal amount of unsecured promissory notes. The Company recorded $4.0 billion as grant income in Special charges (credits). The Company also recorded $99 million for the PSP2 Warrants and PSP3 Warrants issued to Treasury as part of the PSP2 and PSP3 Agreements, within stockholders' equity, as an offset to the grant income.
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
Impairment of assets. During 2021, the Company recorded the following impairment charges:
•$61 million, primarily comprised of impairment charges for 13 Airbus A319 aircraft and 13 Boeing 737-700 airframes as a result of the then-current market conditions for used aircraft, along with charges for cancelled induction projects related to these aircraft.
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
Nonoperating special termination benefits and settlement losses. During 2021, as part of the first quarter voluntary leave programs, the Company recorded $31 million of special termination benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution to a notional Retiree Health Account of $125,000 for full-time employees and $75,000 for part-time employees. See Note 7 of this report for additional information.
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
Impairment of assets. During 2020, the Company recorded the following impairment charges:
•$130 million for its China routes which were primarily caused by the COVID-19 pandemic, the Company's subsequent suspension of flights to China and a further delay in the expected return of full capacity to the China markets.
•$94 million related to 11 permanently-grounded Boeing 757-200 aircraft and the related engines and spare parts.
•$38 million related to the right-of-use assets associated with the embedded aircraft leases in one of the Company's CPAs. This impairment was primarily due to the impact to cash flows from the pandemic and the relatively short remaining term under the CPA.
•$56 million related to various cancelled facility, aircraft induction and information technology capital projects. The decisions driving these impairments were the result of the COVID-19 pandemic's impact on the Company's operations.
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
Nonoperating special termination benefits and settlement losses. During 2020, the Company recorded $687 million of settlement losses related to the Company's primary defined benefit pension plan covering certain U.S. non-pilot employees, and special termination benefits offered, under voluntary leave programs. See Note 7 of this report for additional information.
Nonoperating credit loss on BRW Term Loan and related guarantee. During 2020, the Company recorded a $697 million expected credit loss allowance for the Company's Term Loan Agreement (the "BRW Term Loan"), with, among others, BRW Aviation Holding LLC and BRW Aviation LLC, and the related guarantee.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2022, disclosure controls and procedures were effective.
Management's Reports on Internal Control Over Financial Reporting
UAL and United Management's Reports on Internal Control Over Financial Reporting are included herein.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company's financial statements included in this Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2022
During the three months ended December 31, 2022, there was no change in UAL's or United's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited United Airlines Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2022 consolidated financial statements and our report dated February 16, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Reports on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 16, 2023

United Airlines Holdings, Inc. Management Report on Internal Control Over Financial Reporting
February 16, 2023
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting
February 16, 2023
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
Under the supervision and with the participation of management, including United's Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United's Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2022.
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
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Reference is made to the 2023 Proxy Statement with respect to information about UAL's directors and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
The information required by Item 10 with respect to UAL's and United's executive officers has been included in Part I of this Form 10-K under the caption "Information about Our Executive Officers" and is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
Reference is made to the 2023 Proxy Statement with respect to UAL's non-compliance with Section 16(a) of the Exchange Act, if applicable, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
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

ITEM 11.    EXECUTIVE COMPENSATION.
Reference is made to the 2023 Proxy Statement with respect to information about UAL's executive and director compensation and certain related matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2023 Proxy Statement with respect to the security ownership of certain beneficial owners and management and certain equity compensation plan information, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Reference is made to the 2023 Proxy Statement with respect to information about certain relationships and related transactions and director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Audit Committee of the UAL Board of Directors (the "Audit Committee") has adopted a policy on pre-approval of services of the Company's independent registered public accounting firm. As a wholly-owned subsidiary of UAL, United's audit services are determined by UAL. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its independent auditors. The process by which this is carried out is as follows:
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
Any requests for audit, audit-related, tax and other services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and services cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific preapproval between meetings, as necessary, has been delegated to the Chair of the Audit Committee. The Chair must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2022 and 2021 non-audit services provided by Ernst & Young LLP (PCAOB ID No. 42), the Company's independent registered public accounting firm, are compatible with maintaining auditor independence and concluded that such services were compatible with maintaining Ernst & Young LLP's independence.
All of the services in 2022 and 2021 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.
The aggregate fees billed for professional services rendered by the Company's independent auditors in 2022 and 2021 are as follows (in thousands):

Service	2022	2021
Audit Fees	$4,315	$4,477
Audit-Related Fees	50	—
Tax Fees	138	37
Total Fees	$4,503	$4,514
Audit Fees. For 2022 and 2021, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of the Company and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United Airlines, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
Audit-Related Fees. For 2022, fees for audit-related services primarily consisted of assessments of climate-related disclosures.
Tax Fees. Tax fees for 2022 and 2021 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters and review of U.S. and international tax impacts of certain transactions, exclusive of tax services rendered in connection with the audit.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are provided in the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Articles of Incorporation and Bylaws

3.1	UAL	Amended and Restated Certificate of Incorporation of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed June 27, 2019 and incorporated herein by reference)

3.2	UAL	Amended and Restated Bylaws of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed September 23, 2022 and incorporated herein by reference)

3.3	UAL
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

†10.29	UAL
Form of Short-term Incentive Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)

†10.30	UAL
Form of Performance-Based RSU Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)

†10.31	UAL
Form of Cash Transformation Incentive Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2022 and incorporated herein by reference)

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

^10.35	UAL United
Amendment No. 3, dated as of December 8, 2022, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc.

^10.36	UAL United
Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental Airlines, Inc. and The Boeing Company (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

^10.37	UAL United
Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

^10.38	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

^10.39	UAL United
Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

^10.40	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 03776, dated January 14, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

^10.41	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 03776, dated May 26, 2015 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

^10.42	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 03776, dated June 12, 2015 (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

^10.43	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference)

^10.44	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference)

^10.45	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 03776, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.183 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

^10.46	UAL United
Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 03776, dated June 7, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

^10.47	UAL United
Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 03776, dated June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

^10.48	UAL United
Supplemental Agreement No. 10, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of May 15, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

^10.49	UAL United
Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference)

^10.50	UAL United
Supplemental Agreement No. 12, including exhibits and side letters, to Purchase Agreement No. 03776, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.152 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

^10.51	UAL United
Supplemental Agreement No. 13 to Purchase Agreement No. 03776, dated as of March 20, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference)

^10.52	UAL United
Supplemental Agreement No. 14 to Purchase Agreement No. 03776, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference)

^10.53	UAL United
Supplemental Agreement No. 15 to Purchase Agreement No. 03776, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference)

^10.54	UAL United
Supplemental Agreement No. 16 to Purchase Agreement No. 03776, dated as of June 27, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.55	UAL United
Supplemental Agreement No. 17 to Purchase Agreement No. 03776, dated as of August 12, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.56	UAL United
Supplemental Agreement No. 18 to Purchase Agreement No. 03776, dated as of September 8, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.57	UAL United
Supplemental Agreement No. 19 to Purchase Agreement No. 03776, dated as of November 30, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.53 to UAL's Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

^10.58	UAL United
Supplemental Agreement No. 20 to Purchase Agreement No. 03776, dated as of June 30, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference)

^10.59	UAL United	Letter Agreement No. 6-1162-KKT-080R2, dated as of December 12, 2022, among The Boeing Company, United Airlines Holdings, Inc. and United Airlines, Inc.

^10.60	UAL United
Purchase Agreement No. 3860, dated September 27, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

^10.61	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

^10.62	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference)

^10.63	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

^10.64	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015 (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

^10.65	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015 (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

^10.66	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015 (filed as Exhibit 10.178 to UAL's Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)

^10.67	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference)

^10.68	UAL United
Letter Agreement to Purchase Agreement No. 3860, dated May 5, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference)

^10.69	UAL United
Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 3860, Dated June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

^10.70	UAL United
Letter Agreement No. UAL-LA-1604287 to Purchase Agreement Nos. 3776, 3784 and 3860, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.194 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

^10.71	UAL United
Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

^10.72	UAL United
Supplemental Agreement No. 10, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of November 1, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.166 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

^10.73	UAL United
Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.167 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

^10.74	UAL United
Supplemental Agreement No. 12 to Purchase Agreement No. 3860, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference)

^10.75	UAL United
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
Amendment No. 3 to the A320 Family Purchase Agreement, dated as of October 29, 2021, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.73 to UAL's Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

^10.79	UAL United
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

^10.84	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 04761, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.10 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.85	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 04761, dated as of June 27, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.11 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.86	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 04761, dated as of August 12, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.87	UAL United
Supplemental Agreement No. 8 to Purchase Agreement No. 04761, dated as of September 8, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)

^10.88	UAL United
Supplemental Agreement No. 9 to Purchase Agreement No. 04761, dated as of November 30, 2021, between The Boeing Company and United Airlines (filed as Exhibit 10.83 to UAL's Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

^10.89	UAL United
Supplemental Agreement No. 10 to Purchase Agreement No. 04761, dated as of June 30, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference)

^10.90	UAL United	Supplemental Agreement No. 11 to Purchase Agreement Number 04761, dated as of November 29, 2022, between The Boeing Company and United Airlines, Inc.

^10.91	UAL United	Supplemental Agreement No. 12 to Purchase Agreement No. 04761, dated as of December 12, 2022, between The Boeing Company and United Airlines, Inc.

^10.92	UAL United	Purchase Agreement No. 04815, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc.

^10.93	UAL United	Supplemental Agreement No. 1 to Purchase Agreement Number 04815, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc.

^10.94	UAL United	Supplemental Agreement No. 2 to Purchase Agreement Number 04815, dated as of November 1, 2018, between The Boeing Company and United Airlines, Inc.

^10.95	UAL United	Supplemental Agreement No. 3 to Purchase Agreement Number 04815, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc.

^10.96	UAL United	Supplemental Agreement No. 4 to Purchase Agreement Number 04815, dated as of April 26, 2019, between The Boeing Company and United Airlines, Inc.

^10.97	UAL United	Supplemental Agreement No. 5 to Purchase Agreement Number 04815, dated as of October 31, 2019, between The Boeing Company and United Airlines, Inc.

^10.98	UAL United	Supplemental Agreement No. 6 to Purchase Agreement Number 04815, dated as of February 7, 2020, between The Boeing Company and United Airlines, Inc.

^10.99	UAL United	Supplemental Agreement No. 7 to Purchase Agreement Number 04815, dated as of March 20, 2020, between The Boeing Company and United Airlines, Inc.

^10.100	UAL United	Supplemental Agreement No. 8 to Purchase Agreement Number 04815, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc.

^10.101	UAL United	Supplemental Agreement No. 9 to Purchase Agreement Number 04815, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc.

^10.102	UAL United	Supplemental Agreement No. 10 to Purchase Agreement Number 04815, dated as of August 25, 2022, between The Boeing Company and United Airlines, Inc.

^10.103	UAL United	Supplemental Agreement No. 11 to Purchase Agreement Number 04815, dated as of September 27, 2022, between The Boeing Company and United Airlines, Inc.

^10.104	UAL United	Supplemental Agreement No. 12 to Purchase Agreement Number 04815, dated as of December 12, 2022, between The Boeing Company and United Airlines, Inc.

^10.105	UAL United
United Letter Agreement No. 22004762, dated as of December 12, 2022, to Purchase Agreement No. 03860, dated as of June 15, 2017, and Purchase Agreement No. 04815, dated as of May 31, 2018, between the Boeing Company and United Airlines, Inc.

^10.106	UAL United
United Letter Agreement No. 22004729, dated as of December 12, 2022, to Purchase Agreement No. 03860, dated as of June 15, 2017, Purchase Agreement No. 04815, dated as of May 31, 2018, and Purchase Agreement No. 02484, dated as of December 29, 2004, among The Boeing Company and United Airlines, Inc.

10.107	UAL United
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

10.108	UAL United
First Amendment, dated as of November 15, 2017, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.219 to UAL's Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)

10.109	UAL United
Second Amendment, dated as of May 16, 2018, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.110	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020 and incorporated herein by reference)

*10.111	UAL United
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

10.112	UAL United
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

*10.113	UAL United
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

10.114	UAL United
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

10.115	UAL United
Payroll Support Program Agreement, dated as of January 15, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

10.116	UAL United
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

10.117	UAL United
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

10.118	UAL United
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

10.119	UAL United
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
The following financial statements from the combined Annual Report of UAL and United on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity (Deficit) and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

UNITED AIRLINES HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Gerald Laderman
Gerald Laderman
Executive Vice President and Chief Financial Officer

Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Carolyn Corvi	Director
Carolyn Corvi

/s/ Matthew Friend	Director
Matthew Friend

/s/ Barney Harford	Director
Barney Harford

/s/ Michele J. Hooper	Director
Michele J. Hooper

/s/ Walter Isaacson	Director
Walter Isaacson

/s/ Richard Johnsen	Director
Richard Johnsen

/s/ James A.C. Kennedy	Director
James A.C. Kennedy

/s/ Edward M. Philip	Director
Edward M. Philip

/s/ Edward L. Shapiro	Director
Edward L. Shapiro

/s/ Garth Thompson	Director
Garth Thompson

/s/ Laysha Ward	Director
Laysha Ward

/s/ James M. Whitehurst	Director
James M. Whitehurst

Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Gerald Laderman	Executive Vice President and Chief Financial Officer, Director
Gerald Laderman	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Brett J. Hart	Director
Brett J. Hart

Date:	February 16, 2023

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
Allowance for credit losses - receivables:
2022	$28	$22	$39	$—	$11
2021	78	3	53	—	28
2020	9	70	16	15	78
Obsolescence allowance—spare parts:
2022	$546	$73	$9	$—	$610
2021	478	79	11	—	546
2020	425	88	35	—	478
Allowance for credit losses - notes receivable:
2022	$622	$20	$539	$(82)	$21
2021	522	1	—	99	622
2020	—	518	—	4	522
Valuation allowance for deferred tax assets:
2022	$210	$(10)	$—	$(1)	$199
2021	247	(38)	—	1	210
2020	58	197	8	—	247