Form 10-Q
period 2023-03-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2023-04-20
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 13, 2023 is shown below:

United Airlines Holdings, Inc.	327,968,872	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating revenue:
Passenger revenue	$10,274	$6,348
Cargo	398	627
Other operating revenue	757	591
Total operating revenue	11,429	7,566

Operating expense:
Salaries and related costs	3,322	2,787
Aircraft fuel	3,174	2,230
Landing fees and other rent	717	612
Aircraft maintenance materials and outside repairs	702	407
Depreciation and amortization	655	611
Regional capacity purchase	615	565
Distribution expenses	403	226
Aircraft rent	56	61
Special charges (credits)	14	(8)
Other operating expenses	1,814	1,451
Total operating expense	11,472	8,942
Operating loss	(43)	(1,376)

Nonoperating income (expense):
Interest expense	(486)	(424)
Interest income	170	5
Interest capitalized	38	24
Unrealized gains on investments, net	24	—
Miscellaneous, net	41	19
Total nonoperating expense, net	(213)	(376)
Loss before income tax benefit	(256)	(1,752)
Income tax benefit	(62)	(375)
Net loss	$(194)	$(1,377)

Loss per share, basic and diluted	$(0.59)	$(4.24)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(194)	$(1,377)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(35)	5
Investments and other	21	—
Total other comprehensive income (loss), net of tax	(14)	5

Total comprehensive loss, net	$(208)	$(1,372)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,634	$7,166
Short-term investments	9,522	9,248
Restricted cash	173	45
Receivables, less allowance for credit losses (2023 — $12; 2022 — $11)	2,274	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023 — $629; 2022 — $610)	1,196	1,109
Prepaid expenses and other	787	689
Total current assets	21,586	20,058
Operating property and equipment:
Flight equipment	44,298	42,775
Other property and equipment	9,590	9,334
Purchase deposits for flight equipment	2,993	2,820
Total operating property and equipment	56,881	54,929
Less — Accumulated depreciation and amortization	(21,044)	(20,481)
Total operating property and equipment, net	35,837	34,448

Operating lease right-of-use assets	4,019	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023 — $1,468; 2022 — $1,472)	2,753	2,762
Restricted cash	225	210
Deferred income taxes	159	91
Investments in affiliates and other, less allowance for credit losses (2023 — $17; 2022 — $21)	1,311	1,373
Total other assets	8,975	8,963
Total assets	$70,417	$67,358
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,858	$3,395
Accrued salaries and benefits	1,970	1,971
Advance ticket sales	10,158	7,555
Frequent flyer deferred revenue	2,832	2,693
Current maturities of long-term debt	3,206	2,911
Current maturities of operating leases	610	561
Current maturities of finance leases	75	104
Current maturities of other financial liabilities	29	23
Other	897	779
Total current liabilities	23,635	19,992

Long-term debt	27,460	28,283
Long-term obligations under operating leases	4,569	4,459
Long-term obligations under finance leases	105	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,028	3,982
Pension liability	778	747
Postretirement benefit liability	658	671
Other financial liabilities	1,130	844
Other	1,386	1,369
Total other liabilities and deferred credits	7,980	7,613
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 327,968,615 and 326,930,321 shares at March 31, 2023 and December 31, 2022, respectively	4	4
Additional capital invested	8,926	8,986
Stock held in treasury, at cost	(3,443)	(3,534)
Retained earnings	1,020	1,265
Accumulated other comprehensive income	161	175
Total stockholders' equity	6,668	6,896
Total liabilities and stockholders' equity	$70,417	$67,358

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net cash provided by operating activities	$3,142	$1,476

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,843)	(402)
Purchases of short-term and other investments	(4,193)	(156)
Proceeds from sale of short-term and other investments	4,061	62
Proceeds from sale of property and equipment	1	66
Other, net	6	—
Net cash used in investing activities	(1,968)	(430)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	288	—
Payments of long-term debt, finance leases and other financing liabilities	(820)	(783)
Other, net	(31)	(73)
Net cash used in financing activities	(563)	(856)
Net increase in cash, cash equivalents and restricted cash	611	190
Cash, cash equivalents and restricted cash at beginning of the period	7,421	18,533
Cash, cash equivalents and restricted cash at end of the period (a)	$8,032	$18,723

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$200	$—
Right-of-use assets acquired through operating leases	295	68
Lease modifications and lease conversions	23	59
Investment interests received in exchange for goods and services	21	42

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$7,634	$18,468
Restricted cash — Current	173	41
Restricted cash — Non-Current	225	214
Total cash, cash equivalents and restricted cash	$8,032	$18,723

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896
Net loss	—	—	—	—	(194)	—	(194)
Other comprehensive loss	—	—	—	—	—	(14)	(14)
Stock-settled share-based compensation	—	—	11	—	—	—	11
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(71)	91	(51)	—	(31)
Balance at March 31, 2023	328.0	$4	$8,926	$(3,443)	$1,020	$161	$6,668

Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029
Net loss	—	—	—	—	(1,377)	—	(1,377)
Other comprehensive income	—	—	—	—	—	5	5
Stock-settled share-based compensation	—	—	38	—	—	—	38
Stock issued for share-based awards, net of shares withheld for tax	2.9	—	(241)	262	(92)	—	(71)
Balance at March 31, 2022	326.7	$4	$8,953	$(3,552)	$(844)	$(937)	$3,624

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2023	2022
Operating revenue:
Passenger revenue	$10,274	$6,348
Cargo	398	627
Other operating revenue	757	591
Total operating revenue	11,429	7,566

Operating expense:
Salaries and related costs	3,322	2,787
Aircraft fuel	3,174	2,230
Landing fees and other rent	717	612
Aircraft maintenance materials and outside repairs	702	407
Depreciation and amortization	655	611
Regional capacity purchase	615	565
Distribution expenses	403	226
Aircraft rent	56	61
Special charges (credits)	14	(8)
Other operating expenses	1,814	1,450
Total operating expense	11,472	8,941
Operating loss	(43)	(1,375)

Nonoperating income (expense):
Interest expense	(486)	(424)
Interest income	170	5
Interest capitalized	38	24
Unrealized gains on investments, net	24	—
Miscellaneous, net	41	19
Total nonoperating expense, net	(213)	(376)
Loss before income tax benefit	(256)	(1,751)
Income tax benefit	(62)	(374)
Net loss	$(194)	$(1,377)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(194)	$(1,377)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(35)	5
Investments and other	21	—
Total other comprehensive income (loss), net of tax	(14)	5

Total comprehensive loss, net	$(208)	$(1,372)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,634	$7,166
Short-term investments	9,522	9,248
Restricted cash	173	45
Receivables, less allowance for credit losses (2023 — $12; 2022 — $11)	2,274	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023 — $629; 2022 — $610)	1,196	1,109
Prepaid expenses and other	787	689
Total current assets	21,586	20,058
Operating property and equipment:
Flight equipment	44,298	42,775
Other property and equipment	9,590	9,334
Purchase deposits for flight equipment	2,993	2,820
Total operating property and equipment	56,881	54,929
Less — Accumulated depreciation and amortization	(21,044)	(20,481)
Total operating property and equipment, net	35,837	34,448

Operating lease right-of-use assets	4,019	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023 — $1,468; 2022 — $1,472)	2,753	2,762
Restricted cash	225	210
Deferred income taxes	130	62
Investments in affiliates and other, less allowance for credit losses (2023 — $17; 2022 —$21)	1,311	1,373
Total other assets	8,946	8,934
Total assets	$70,388	$67,329

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$3,858	$3,395
Accrued salaries and benefits	1,970	1,971
Advance ticket sales	10,158	7,555
Frequent flyer deferred revenue	2,832	2,693
Current maturities of long-term debt	3,206	2,911
Current maturities of operating leases	610	561
Current maturities of finance leases	75	104
Current maturities of other financial liabilities	29	23
Other	900	781
Total current liabilities	23,638	19,994

Long-term debt	27,460	28,283
Long-term obligations under operating leases	4,569	4,459
Long-term obligations under finance leases	105	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,028	3,982
Pension liability	778	747
Postretirement benefit liability	658	671
Other financial liabilities	1,130	844
Other	1,386	1,369
Total other liabilities and deferred credits	7,980	7,613
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2023 and December 31, 2022	—	—
Additional capital invested	414	403
Retained earnings	3,522	3,716
Accumulated other comprehensive income	161	175
Payable to parent	2,539	2,571
Total stockholder's equity	6,636	6,865
Total liabilities and stockholder's equity	$70,388	$67,329

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net cash provided by operating activities	$3,111	$1,405

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,843)	(402)
Purchases of short-term and other investments	(4,193)	(156)
Proceeds from sale of short-term and other investments	4,061	62
Proceeds from sale of property and equipment	1	66
Other, net	6	—
Net cash used in investing activities	(1,968)	(430)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	288	—
Payments of long-term debt, finance leases and other financing liabilities	(820)	(783)
Other, net	—	(2)
Net cash used in financing activities	(532)	(785)
Net increase in cash, cash equivalents and restricted cash	611	190
Cash, cash equivalents and restricted cash at beginning of the period	7,421	18,533
Cash, cash equivalents and restricted cash at end of the period (a)	$8,032	$18,723

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$200	$—
Right-of-use assets acquired through operating leases	295	68
Lease modifications and lease conversions	23	59
Investment interests received in exchange for goods and services	21	42

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$7,634	$18,468
Restricted cash — Current	173	41
Restricted cash — Non-Current	225	214
Total cash, cash equivalents and restricted cash	$8,032	$18,723

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865
Net loss	—	(194)	—	—	(194)
Other comprehensive loss	—	—	(14)	—	(14)
Stock-settled share-based compensation	11	—	—	—	11
Other	—	—	—	(32)	(32)
Balance at March 31, 2023	$414	$3,522	$161	$2,539	$6,636

Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998
Net loss	—	(1,377)	—	—	(1,377)
Other comprehensive income	—	—	5	—	5
Stock-settled share-based compensation	38	—	—	—	38
Other	—	—	—	(71)	(71)
Balance at March 31, 2022	$355	$1,600	$(937)	$2,575	$3,593

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand, and were better than its first and fourth quarter financial results.
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended March 31,
	2023	2022
Domestic (U.S. and Canada)	$7,167	$5,086
Atlantic (including Europe, Africa, India and Middle East destinations)	1,832	1,089
Latin America	1,316	909
Pacific	1,114	482
Total	$11,429	$7,566
Advance Ticket Sales. The Company defers amounts related to future travel in its Advance ticket sales liability account. All tickets sold at any given point in time have travel dates through the next 12 months. The Company's Advance ticket sales liability also includes credits issued to customers for future flights ("FFCs") and electronic travel certificates ("ETCs"), primarily for ticket cancellations, which can be applied towards a purchase of a new ticket. FFCs and ETCs are valid up to one year from the date of issuance; however, all credits issued on or before December 31, 2022 have been extended to December 31, 2023.
The Company estimates the value of Advance tickets sales that will expire unused ("breakage") and recognizes revenue in proportion to the usage of the related tickets. To determine breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns. Changes in our estimates of FFCs and ETCs that may expire unused could have a material impact on revenue. Changes in estimates of breakage are recognized prospectively in proportion to the remaining usage of the related tickets.
In the three months ended March 31, 2023 and 2022, the Company recognized approximately $3.5 billion and $1.9 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenity fees and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $892 million and $661 million of ancillary fees within passenger revenue in the three months ended March 31, 2023 and 2022, respectively.

Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2023	2022
Total Frequent flyer deferred revenue - beginning balance	$6,675	$6,282
Total miles awarded	747	477
Travel miles redeemed	(531)	(322)
Non-travel miles redeemed	(31)	(20)
Total Frequent flyer deferred revenue - ending balance	$6,860	$6,417
In the three months ended March 31, 2023 and 2022, the Company recognized, in Other operating revenue, $646 million and $519 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the Frequent flyer deferred revenue. We determine the current portion of that account based on expected redemptions in the next 12 months.
NOTE 2 — LOSS PER SHARE
The computations of UAL's basic and diluted loss per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Loss available to common stockholders	$(194)	$(1,377)

Weighted-average shares outstanding, basic and diluted	327.4	325.0

Loss per share, basic and diluted	$(0.59)	$(4.24)

Potentially dilutive securities (a)
Stock warrants (b)	1.5	1.5
Employee stock awards	0.7	0.7
(a) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.
(b) Represent warrants issued to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program, including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act. The Company issued, to Treasury, warrants to purchase up to approximately 10 million shares of UAL common stock at exercise prices ranging from $31.50 to $53.92 and expiration dates ranging from April 20, 2025 to June 10, 2026. All warrants were outstanding as of March 31, 2023.

On March 3, 2021, the Company entered into an equity distribution agreement (the "Distribution Agreement") with several financial institutions (collectively, the "Managers"), relating to the issuance and sale from time to time by UAL (the "2021 ATM Offering"), through the Managers, of up to 37 million shares of UAL common stock (the "2021 ATM Shares"). Sales of the 2021 ATM Shares under the Distribution Agreement were allowed to be made in any transactions that were deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended. During 2021, approximately 4 million shares were sold in the 2021 ATM Offering at an average price of $57.50 per share, with net proceeds to the Company totaling approximately $250 million. No shares were sold in 2022 or 2023 under the 2021 ATM Offering, which expired in March 2023.

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2022	$626		$(35)	$(416)	$175
Changes in value	(9)		27	(4)	14
Amounts reclassified to earnings	(35)	(b)	—	7	(28)
Balance at March 31, 2023	$582		$(8)	$(413)	$161

Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
Changes in value	8		—	(3)	5
Balance at March 31, 2022	$(839)		$—	$(98)	$(937)
(a) Includes approximately $285 million of deferred income tax expense that will not be recognized in net income until the related pension and postretirement benefit obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(b) This AOCI component is included in the computation of net periodic pension and other postretirement costs, specifically the following components: amortization of unrecognized (gain) loss, amortization of prior service credit and other (see Note 5 of this report for additional information).
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three months ended March 31, 2023 and March 31, 2022 were 24.2% and 21.4%, respectively. The provision for income taxes for the three months ended March 31, 2023 is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The provision for income taxes for the three months ended March 31, 2022 is calculated using a discrete effective tax rate method. We determined that applying an estimate of the annual effective tax rate to income or loss for the interim reporting period would not provide a reliable estimate for the three months ended March 31, 2022, since small changes in estimated income would have resulted in significant changes in the estimated annual effective tax rate.
NOTE 5 — EMPLOYEE BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2023	2022	2023	2022
Service cost	$31	$51	$1	$2	Salaries and related costs
Interest cost	55	47	10	7	Miscellaneous, net
Expected return on plan assets	(63)	(78)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	2	30	(9)	(3)	Miscellaneous, net
Amortization of prior service credit	—	—	(28)	(28)	Miscellaneous, net
Other	—	1	—	—	Miscellaneous, net
Total	$25	$51	$(26)	$(22)

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,634	$7,634	$—	$—	$7,166	$7,166	$—	$—
Restricted cash - current	173	173	—	—	45	45	—	—
Restricted cash - non-current	225	225	—	—	210	210	—	—
Short-term investments:
U.S. government and agency notes	9,061	—	9,061	—	8,914	—	8,914	—
Asset-backed securities	461	—	461	—	325	—	325	—
Corporate debt	—	—	—	—	9	—	9	—
Long-term investments:
Equity securities	126	126	—	—	189	189	—	—
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
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of approximately two years or less.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Archer Aviation Inc., Eve Holding, Inc., Mesa Air Group, Inc. and Clear Secure, Inc.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	March 31, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$30,666	$29,429	$—	$23,812	$5,617	$31,194	$29,371	$—	$23,990	$5,381
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Equity Method Investments. As of March 31, 2023, United holds the following investments, accounted for using the equity method, with a combined carrying value of approximately $208 million:
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 61 regional aircraft under a capacity purchase agreement ("CPA") that has a term through 2026.

•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs that have terms through 2036.
•United Airlines Ventures Sustainable Flight Fund (the "Fund"). During the first quarter of 2023, United launched, through its corporate venture capital arm, United Airlines Ventures ("UAV"), an investment vehicle designed to support start-ups focused on decarbonizing air travel by accelerating the research, production and technologies associated with sustainable aviation fuel ("SAF"). The Fund started with more than $100 million in commitments from United and other corporate investors, collectively, as limited partners. UAV transferred certain of its existing SAF investments to the Fund's portfolio. As of March 31, 2023, the Company indirectly holds a 49.99% ownership interest in the Fund.
•Blue Blade Energy, LLC ("Blue Blade"). UAV holds a 20% minority interest in Blue Blade, a joint venture with Tallgrass Energy Partners, LP, and Green Plains Inc. to develop and then commercialize a novel SAF technology that uses ethanol as its feedstock.
Other Investments. As of March 31, 2023, United has equity investments in Avianca Group International Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2023, the carrying value of these investments was $413 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of March 31, 2023, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2023	2024	After 2024
787	100	—	8	92
737 MAX	412	114	88	210
A321neo	70	12	31	27
A321XLR	50	—	—	50
A350	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Airbus notified United that eight Airbus A321neo aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024 and ten Airbus A321neo aircraft scheduled for delivery in 2024, as shown in the table above, are now expected to deliver in 2025. Boeing notified United that 37 Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024. Also, United estimates that an additional eleven Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, will deliver in 2024 and 30 Boeing 737 MAX aircraft scheduled for delivery in 2024, as shown in table above, will deliver in 2025. Furthermore, Boeing recently notified United that due to a manufacturing process issue relating to certain Boeing 737 MAX fuselages, six Boeing 737 MAX 8 aircraft scheduled for delivery in the second quarter of 2023, as shown in the table above, will be delayed. Boeing may inform United that additional Boeing 737 MAX 8 aircraft scheduled for delivery in the third quarter of 2023 may be delayed and/or that certain Boeing 737 MAX aircraft currently expected to be delivered in 2023 may deliver in 2024. However, at this time, we do not expect these delays to be extensive or to have a significant impact on our capacity plan for 2023.
During the first quarter of 2023, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. For certain aircraft, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Upon delivery of the aircraft in these sale and leaseback transactions, the Company accounted for these aircraft as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Current maturities of other financial liabilities and Other financial liabilities since they did not qualify for sale recognition (failed sale and leaseback).
The table below summarizes United's commitments as of March 31, 2023, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments for the delays communicated by Boeing and Airbus or estimated by United.

(in billions)
Last nine months of 2023	$8.3
2024	8.1
2025	8.3
2026	5.9
2027	4.7
After 2027	16.8
$52.1
Regional CPAs. In the first quarter of 2023, United amended its CPA agreements with one of its regional carriers to increase the contractually agreed fees (carrier costs) paid to that carrier. The Company expects to wind down its CPA with Air Wisconsin and terminate operations by early June 2023. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases above. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. Based on these assumptions as of March 31, 2023, our estimated future payments through the end of the terms of our CPAs are presented in the table below:

(in billions)
Last nine months of 2023	$1.7
2024	2.1
2025	1.8
2026	1.6
2027	1.1
After 2027	3.9
$12.2
Guarantees. As of March 31, 2023, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2041.
As of March 31, 2023, United is the guarantor of $88 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR) or the Secured Overnight Financing Rate (SOFR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2023, the Company had $12.9 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $9.7 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor. As of March 31, 2023, the Company had approximately 96,300 employees, of whom approximately 84% were represented by various U.S. labor organizations.
In January 2023, United and the International Brotherhood of Teamsters ratified an extension to its labor contract covering the Company's more than 8,000 technicians and related employees. The agreement becomes amendable in December 2024 and includes a one-year early opener that allows for bargaining on a successor agreement to begin in December 2023.
In April 2023, the Company and the International Association of Machinists & Aerospace Workers ("IAM") reached a tentative agreement covering nearly 30,000 IAM-represented employees in several workgroups. The agreements, once ratified, will cover IAM-represented employees across our operations and be effective through 2025.
The Company has been in negotiations with its employees represented by the Air Line Pilots Association ("ALPA") regarding a contract that became amendable in January 2019. Given the recent ratification of a new agreement by the pilot group of another major airline, the Company has determined that it is appropriate to accrue expense in the first quarter 2023 related to a potential new collective bargaining agreement with employees represented by ALPA.
NOTE 8 — DEBT
As of March 31, 2023, we had $1.75 billion undrawn and available under our revolving credit facility.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2023, UAL and United were in compliance with their respective debt covenants.
The table below presents the Company's contractual principal payments (not including $356 million of unamortized debt discount, premiums and debt issuance costs) at March 31, 2023 under then-outstanding long-term debt agreements (in millions):

Last nine months of 2023	$2,167
2024	3,950
2025	3,405
2026	5,198
2027	2,419
After 2027	13,883
$31,022
NOTE 9 — SPECIAL CHARGES (CREDITS)
For the three months ended March 31, operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
(Gains) losses on sale of assets and other special charges	$14	$(8)
Total operating special charges (credits)	14	(8)
Nonoperating unrealized gains on investments, net	(24)	—
Nonoperating debt extinguishment and modification fees	—	7
Total nonoperating special charges and unrealized gains on investments, net	(24)	7
Total operating and nonoperating special charges (credits) and unrealized gains on investments, net	(10)	(1)
Income tax benefit, net of valuation allowance	(3)	—
Total operating and nonoperating special charges (credits) and unrealized gains on investments, net of income taxes	$(13)	$(1)
2023
(Gains) losses on sale of assets and other special charges. During the three months ended March 31, 2023, the Company recorded $14 million of net charges primarily comprised of accelerated depreciation related to certain of the Company's assets that will be retired early and other gains and losses on the sale of assets.
Nonoperating unrealized (gains) losses on investments, net. During the three months ended March 31, 2023, the Company recorded gains of $24 million primarily for the change in the market value of its investments in equity securities.
2022
(Gains) losses on sale of assets and other special charges. During the three months ended March 31, 2022, the Company recorded net gains of $8 million primarily related to sale-leaseback transactions and the sale of aircraft.
Nonoperating debt extinguishment and modification fees. During the three months ended March 31, 2022, the Company recorded $7 million of charges primarily related to the early redemption of $400 million of its outstanding principal amount of the 4.25% senior notes due 2022.

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
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Economic and Market Factors" and "Forward-Looking Information" and in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"). The Company discusses certain non-GAAP forward-looking projections and is unable to predict certain items contained in the corresponding GAAP measures without unreasonable efforts; refer to "Supplemental Information" below for further details. The results presented in this report are not necessarily indicative of future operating results.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution risks associated with our United Next plan; the impact on the Company of significant operational challenges by third parties on which we rely; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; aircraft delivery delays; the lasting effects of the COVID-19 global pandemic and related governmental regulations and restrictions, which we believe will change how our customers fly in ways that we expect to be both positive and negative for the Company, including the lingering impact of the pandemic on the return of business and international travel demand—especially in our China market—to pre-COVID-19 levels; the closure of our flying airspace and termination of other operations due to regional conflicts, including the continuation of the suspension of our overflying in Russian airspace as well as third-party general sales agent services in Russia as a result of the Russia-Ukraine military conflict and an escalation of the broader economic consequences of the conflict beyond their current scope; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments, including as a result of those factors discussed in Item 1A. Risk Factors, of the 2022 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. Absent significant and prolonged COVID-19 relapses or global economic disruptions, we believe that the expected long-term increase in travel demand will offset increased costs and that the expected operational challenges can be managed in a manner that will allow us to support increased demand.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2023, as compared to the corresponding period in 2022.
First Quarter 2023 Compared to First Quarter 2022
The Company recorded a net loss of $194 million for the first quarter of 2023 as compared to a net loss of $1.4 billion for the first quarter of 2022. Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change
Operating revenue	$11,429	$7,566	$3,863	51.1
Operating expense	11,472	8,942	2,530	28.3
Operating loss	(43)	(1,376)	(1,333)	(96.9)
Nonoperating expense, net	(213)	(376)	(163)	(43.4)
Income tax benefit	(62)	(375)	(313)	(83.5)
Net loss	$(194)	$(1,377)	$(1,183)	(85.9)
Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2023	2022	Increase (Decrease)	% Change
Passengers (thousands) (a)	36,822	29,333	7,489	25.5
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	52,532	38,644	13,888	35.9
Available seat miles ("ASMs" or "capacity") (millions) (c)	65,720	53,264	12,456	23.4
Passenger load factor (d)	79.9%	72.6%	7.3 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	15.63	11.92	3.71	31.1
Total revenue per ASM ("TRASM") (cents)	17.39	14.20	3.19	22.5
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.56	16.43	3.13	19.1
Cargo revenue ton miles ("CTM") (millions) (f)	731	791	(60)	(7.6)
Cost per ASM ("CASM") (cents)	17.46	16.79	0.67	4.0
CASM-ex (Non-GAAP) (cents) (g)	12.54	12.55	(0.01)	(0.1)
Average price per gallon of fuel, including fuel taxes	$3.33	$2.88	$0.45	15.6
Fuel gallons consumed (millions)	952	775	177	22.8
Employee headcount, as of March 31	96,300	87,400	8,900	10.2
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
(g) CASM excluding fuel, profit sharing, third-party business expense and special charges (credits). See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Passenger revenue	$10,274	$6,348	$3,926	61.8
Cargo	398	627	(229)	(36.5)
Other operating revenue	757	591	166	28.1
Total operating revenue	$11,429	$7,566	$3,863	51.1
The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2022:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$1,975	$803	$735	$413	$3,926
Passenger revenue	43.8%	99.0%	323.8%	51.6%	61.8%
Average fare per passenger	16.9%	18.2%	17.3%	39.4%	28.9%
Yield	18.9%	23.6%	(6.1)%	39.2%	19.1%
PRASM	24.2%	35.4%	109.8%	63.3%	31.1%
Passengers	23.0%	68.3%	261.2%	8.8%	25.5%
RPMs	20.9%	61.0%	351.5%	9.0%	35.9%
ASMs	15.8%	47.0%	101.8%	(7.1)%	23.4%
Passenger load factor (points)	3.4	6.4	43.3	12.9	7.3
Passenger revenue increased $3.9 billion, or 61.8%, in the first quarter of 2023 as compared to the year-ago period, primarily due to an increase in capacity of 23.4% as well as strength in both yield and passenger load factor.
Cargo revenue decreased $229 million, or 36.5%, in the first quarter of 2023 as compared to the year-ago period, primarily due to lower yields and lower tonnage as a result of increased market capacity and rate pressures.
Other operating revenue increased $166 million, or 28.1%, in the first quarter of 2023 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending and new credit card member acquisitions with the co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as an increase in the purchases of United Club memberships and one-time lounge passes.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Salaries and related costs	$3,322	$2,787	$535	19.2
Aircraft fuel	3,174	2,230	944	42.3
Landing fees and other rent	717	612	105	17.2
Aircraft maintenance materials and outside repairs	702	407	295	72.5
Depreciation and amortization	655	611	44	7.2
Regional capacity purchase	615	565	50	8.8
Distribution expenses	403	226	177	78.3
Aircraft rent	56	61	(5)	(8.2)
Special charges (credits)	14	(8)	22	NM
Other operating expenses	1,814	1,451	363	25.0
Total operating expenses	$11,472	$8,942	$2,530	28.3
Salaries and related costs increased $535 million, or 19.2%, in the first quarter of 2023 as compared to the year-ago period, primarily due to a 10.2% increase in headcount, an increase in volume-driven pay from increased flight activity and accruals for pay rate increases related to a potential new collective bargaining agreement with employees represented by the Air Line Pilots Association.

Aircraft fuel expense increased by $944 million, or 42.3%, in the first quarter of 2023 as compared to the year-ago period, due to both a higher average price per gallon of fuel and increased consumption from higher flight activity.
The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended March 31, 2023 as compared to the year-ago period (in millions, except percentage change and per gallon data):

	2023	2022	Increase (Decrease)	% Change
Fuel expense	$3,174	$2,230	$944	42.3%
Fuel consumption (gallons)	952	775	177	22.8%
Average price per gallon	$3.33	$2.88	$0.45	15.6%
Landing fees and other rent increased $105 million, or 17.2%, in the first quarter of 2023 as compared to the year-ago period, primarily due to increased flying driving higher landed weight volume and higher number of enplaned passengers.
Aircraft maintenance materials and outside repairs increased $295 million, or 72.5%, in the first quarter of 2023 as compared to the year-ago period, primarily due to increased flight activity and increased volumes of both engine overhauls and airframe heavy maintenance checks.
Depreciation expense increased $44 million, or 7.2%, in the first quarter of 2023 as compared to the year-ago period, primarily due to new aircraft inducted into service.
Regional capacity purchase increased $50 million, or 8.8%, in the first quarter of 2023 as compared to the year-ago period despite an 18.3% regional capacity reduction primarily due to rate increases under various capacity purchase agreements with regional carriers.
Distribution expenses increased $177 million, or 78.3%, in the first quarter of 2023 as compared to the year-ago period, primarily due to higher credit card fees, agency commissions and global distribution fees driven by the overall increase in passenger revenue. Distribution expenses were also impacted by a higher proportion of business travel as compared to leisure travel, which can result in higher cost distribution channels and forms of payment.
Details of the Company's special charges (credits) include the following for the three months ended March 31 (in millions):

	2023	2022
(Gains) losses on sale of assets and other special charges	$14	$(8)
Special charges (credits)	$14	$(8)
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges (credits).
Other operating expenses increased $363 million, or 25.0%, in the first quarter of 2023 as compared to the year ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Interest expense	$(486)	$(424)	$62	14.6
Interest income	170	5	165	NM
Interest capitalized	38	24	14	58.3
Unrealized gains on investments, net	24	—	24	NM
Miscellaneous, net	41	19	22	115.8
Total	$(213)	$(376)	$(163)	(43.4)
Interest expense increased $62 million, or 14.6%, in the first quarter of 2023 as compared to the year-ago period, primarily due to higher interest rates on variable rate debt.

Interest income increased $165 million in the first quarter of 2023 as compared to the year-ago period, primarily due to higher short-term investments in U.S. government and agency notes as well as higher interest rates.
Unrealized gains on investments, net, was $24 million in the first quarter of 2023, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of March 31, 2023, the Company had $17.2 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $16.4 billion at December 31, 2022. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are each managed efficiently.
The Company has a $1.75 billion revolving credit facility (the "Revolving Credit Facility") expiring April 21, 2025 (subject to customary extension rights). The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the Revolving Credit Facility at March 31, 2023.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2023, the Company had approximately $37.2 billion of debt, finance lease, operating lease and other financial liabilities, including $3.9 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2023, UAL and United were in compliance with their respective debt covenants. As of March 31, 2023, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 7 to the financial statements included in Part I, Item I of this report for additional information on commitments.
As of March 31, 2023, United had firm commitments and options to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Scheduled Aircraft Deliveries
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2023	2024	After 2024
787	100	—	8	92
737 MAX	412	114	88	210
A321neo	70	12	31	27
A321XLR	50	—	—	50
A350	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. Airbus notified United that eight Airbus A321neo aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024 and ten Airbus A321neo aircraft scheduled for delivery in 2024, as shown in the table above, are now expected to deliver in 2025. Boeing notified United that 37 Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, are now expected to deliver in 2024. Also, United estimates that an additional eleven Boeing 737 MAX aircraft scheduled for delivery in 2023, as shown in the table above, will deliver in 2024 and 30 Boeing 737 MAX aircraft scheduled for delivery in 2024, as shown in table above, will deliver in 2025. Furthermore, Boeing recently notified United that due to a manufacturing process issue relating to certain Boeing 737 MAX fuselages, six Boeing 737 MAX 8 aircraft scheduled for delivery in the second quarter of 2023, as shown in the table above, will be delayed. Boeing may inform United that additional Boeing 737 MAX 8 aircraft scheduled for delivery in the third quarter of 2023 may be delayed and/or that certain Boeing 737 MAX aircraft currently expected to be delivered in 2023 may deliver in 2024. However, at this time, we do not expect these delays to be extensive or to have a significant impact on our capacity plan for 2023.
The table below summarizes United's commitments as of March 31, 2023, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments for the delays communicated by Boeing and Airbus or estimated by United.

(in billions)
Last nine months of 2023	$8.3
2024	8.1
2025	8.3
2026	5.9
2027	4.7
After 2027	16.8
$52.1
Sources and Uses of Cash
The following table summarizes our cash flows for the three months ended March 31 (in millions):

	2023	2022	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$3,142	$1,476	$1,666
Investing activities	(1,968)	(430)	1,538
Financing activities	(563)	(856)	(293)
Net increase in cash, cash equivalents and restricted cash	$611	$190	$421
Operating Activities. Cash flows provided by operations increased $1.7 billion in the first three months of 2023 as compared to the year-ago period, primarily due to higher profitability as improvements in the demand for air travel continued.
Investing Activities. Cash flows used in investing activities increased $1.5 billion in the first three months of 2023 as compared to the year-ago period, primarily due to an increase in capital expenditures, which were approximately $1.8 billion and $0.4 billion for the three months ended March 31, 2023 and 2022, respectively. Capital expenditures for the three months ended March 31, 2023 were primarily attributable to the purchase of aircraft, aircraft improvements and advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in the three months ended March 31, 2023 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the three months ended March 31, 2023 and 2022, the Company made payments for debt, finance leases, and other financing liabilities of $0.8 billion.
Debt and Other Financing Liabilities Issuances. During the three months ended March 31, 2023, United received and recorded, net of fees, $488 million from aircraft financings.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB-	Ba2	B+
United	BB-	*	B+
*The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates (EETCs), term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
Commitments, Contingencies and Liquidity Matters. As described in the 2022 Form 10-K, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.
See the 2022 Form 10-K and Notes 6, 7 and 8 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K.
Supplemental Information
The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including CASM-ex. The Company has provided CASM-ex, a non-GAAP financial measure, which is not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measure that is calculated and presented in accordance with GAAP. Management believes that adjusting for special charges (credits) is useful to investors because special charges (credits) are not indicative of UAL's ongoing performance. Management also believes that excluding third-party business expenses, such as expenses associated with maintenance and ground handling for third parties from CASM, provides more meaningful disclosure because these expenses are not directly related to the Company's core business. Management also believes that excluding fuel costs from CASM is useful to investors because it provides an additional measure of management's performance excluding the effects of a significant cost item over which management has limited influence. Management also believes that excluding profit sharing from CASM allows investors to better understand and analyze the Company's operating cost performance and provides a more meaningful comparison of our core operating costs to the airline industry (due to losses, profit sharing was zero for the periods presented below).
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
Below is a reconciliation of the non-GAAP financial measure provided in this report (CASM-ex) to the most directly comparable GAAP financial measure (CASM) for the three months ended March 31 (in cents):

	2023	2022
CASM (GAAP)	17.46	16.79
Fuel expense	4.83	4.19
Third-party business expenses	0.06	0.06
Special charges (credits)	0.03	(0.01)
CASM-ex (Non-GAAP)	12.54	12.55

FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet, product development, ESG targets and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, as well as related costs or other issues, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; the adverse impacts of the ongoing COVID-19 global pandemic on our business, operating results, financial condition and liquidity; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events; any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; increasing privacy and data security obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, including our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; the impacts of the proposed phase out of the London interbank offer rate; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the

2022 Form 10-K, and under "Economic and Market Factors" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2022 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2023, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2023
During the three months ended March 31, 2023, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2022 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, Risk Factors, of the 2022 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	April 20, 2023	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 20, 2023	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	April 20, 2023	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 20, 2023	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)