Form 10-Q
period 2023-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2023-07-20
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 13, 2023 is shown below:

United Airlines Holdings, Inc.	327,979,705	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenue:
Passenger revenue	$13,002	$10,829	$23,276	$17,177
Cargo	362	574	760	1,201
Other operating revenue	814	709	1,571	1,300
Total operating revenue	14,178	12,112	25,607	19,678

Operating expense:
Salaries and related costs	3,710	2,836	7,032	5,623
Aircraft fuel	2,820	3,811	5,994	6,041
Landing fees and other rent	765	668	1,482	1,280
Aircraft maintenance materials and outside repairs	686	527	1,388	934
Depreciation and amortization	669	611	1,324	1,222
Regional capacity purchase	599	567	1,214	1,132
Distribution expenses	487	393	890	619
Aircraft rent	49	67	105	128
Special charges	859	112	873	104
Other operating expenses	2,017	1,642	3,831	3,093
Total operating expense	12,661	11,234	24,133	20,176
Operating income (loss)	1,517	878	1,474	(498)

Nonoperating income (expense):
Interest expense	(493)	(420)	(979)	(844)
Interest income	216	33	386	38
Interest capitalized	42	22	80	46
Unrealized gains (losses) on investments, net	84	(40)	108	(40)
Miscellaneous, net	21	(14)	62	5
Total nonoperating expense, net	(130)	(419)	(343)	(795)
Income (loss) before income tax expense (benefit)	1,387	459	1,131	(1,293)
Income tax expense (benefit)	312	130	250	(245)
Net income (loss)	$1,075	$329	$881	$(1,048)

Earnings (loss) per share, basic	$3.28	$1.01	$2.69	$(3.22)
Earnings (loss) per share, diluted	$3.24	$1.00	$2.66	$(3.22)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,075	$329	$881	$(1,048)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(34)	4	(69)	9
Investments and other	(24)	(11)	(3)	(11)
Total other comprehensive loss, net of tax	(58)	(7)	(72)	(2)

Total comprehensive income (loss), net	$1,017	$322	$809	$(1,050)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,605	$7,166
Short-term investments	9,533	9,248
Restricted cash	38	45
Receivables, less allowance for credit losses (2023 — $15; 2022 — $11)	2,004	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023 — $648; 2022 — $610)	1,290	1,109
Prepaid expenses and other	836	689
Total current assets	23,306	20,058
Operating property and equipment:
Flight equipment	45,784	42,775
Other property and equipment	9,822	9,334
Purchase deposits for flight equipment	3,102	2,820
Total operating property and equipment	58,708	54,929
Less — Accumulated depreciation and amortization	(21,580)	(20,481)
Total operating property and equipment, net	37,128	34,448

Operating lease right-of-use assets	3,995	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023 — $1,477; 2022 — $1,472)	2,744	2,762
Restricted cash	238	210
Deferred income taxes	—	91
Investments in affiliates and other, less allowance for credit losses (2023 — $21; 2022 — $21)	1,403	1,373
Total other assets	8,912	8,963
Total assets	$73,341	$67,358
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,172	$3,395
Accrued salaries and benefits	3,223	1,971
Advance ticket sales	10,102	7,555
Frequent flyer deferred revenue	2,841	2,693
Current maturities of long-term debt	3,580	2,911
Current maturities of operating leases	571	561
Current maturities of finance leases	225	104
Current maturities of other financial liabilities	35	23
Other	826	779
Total current liabilities	25,575	19,992

Long-term debt	26,713	28,283
Long-term obligations under operating leases	4,607	4,459
Long-term obligations under finance leases	145	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,183	3,982
Pension liability	804	747
Postretirement benefit liability	641	671
Deferred income taxes	133	—
Other financial liabilities	1,468	844
Other	1,367	1,369
Total other liabilities and deferred credits	8,596	7,613
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 327,979,189 and 326,930,321 shares at June 30, 2023 and December 31, 2022, respectively	4	4
Additional capital invested	8,945	8,986
Stock held in treasury, at cost	(3,442)	(3,534)
Retained earnings	2,095	1,265
Accumulated other comprehensive income	103	175
Total stockholders' equity	7,705	6,896
Total liabilities and stockholders' equity	$73,341	$67,358

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net cash provided by operating activities	$6,941	$4,167

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,263)	(952)
Purchases of short-term and other investments	(6,876)	(3,302)
Proceeds from sale of short-term and other investments	6,702	215
Proceeds from sale of property and equipment	9	138
Other, net	1	(13)
Net cash used in investing activities	(3,427)	(3,914)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	1,591	212
Payments of long-term debt, finance leases and other financing liabilities	(2,614)	(1,795)
Other, net	(31)	(71)
Net cash used in financing activities	(1,054)	(1,654)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,460	(1,401)
Cash, cash equivalents and restricted cash at beginning of the period	7,421	18,533
Cash, cash equivalents and restricted cash at end of the period (a)	$9,881	$17,132

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$559	$—
Right-of-use assets acquired through operating leases	434	84
Lease modifications and lease conversions	349	82
Investment interests received in exchange for goods and services	25	44

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$9,605	$16,885
Restricted cash — Current	38	43
Restricted cash — Non-Current	238	204
Total cash, cash equivalents and restricted cash	$9,881	$17,132

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2023	328.0	$4	$8,926	$(3,443)	$1,020	$161	$6,668
Net income	—	—	—	—	1,075	—	1,075
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Stock-settled share-based compensation	—	—	21	—	—	—	21
Stock issued for share-based awards, net of shares withheld for tax	—	—	(2)	1	—	—	(1)
Balance at June 30, 2023	328.0	$4	$8,945	$(3,442)	$2,095	$103	$7,705

Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896
Net income	—	—	—	—	881	—	881
Other comprehensive loss	—	—	—	—	—	(72)	(72)
Stock-settled share-based compensation	—	—	32	—	—	—	32
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(73)	92	(51)	—	(32)
Balance at June 30, 2023	328.0	$4	$8,945	$(3,442)	$2,095	$103	$7,705

Balance at March 31, 2022	326.7	$4	$8,953	$(3,552)	$(844)	$(937)	$3,624
Net income	—	—	—	—	329	—	329
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Stock-settled share-based compensation	—	—	17	—	—	—	17
Stock issued for share-based awards, net of shares withheld for tax	—	—	—	1	—	—	1
Balance at June 30, 2022	326.7	$4	$8,970	$(3,551)	$(515)	$(944)	$3,964

Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029
Net loss	—	—	—	—	(1,048)	—	(1,048)
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Stock-settled share-based compensation	—	—	55	—	—	—	55
Stock issued for share-based awards, net of shares withheld for tax	2.9	—	(241)	263	(92)	—	(70)
Balance at June 30, 2022	326.7	$4	$8,970	$(3,551)	$(515)	$(944)	$3,964

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenue:
Passenger revenue	$13,002	$10,829	$23,276	$17,177
Cargo	362	574	760	1,201
Other operating revenue	814	709	1,571	1,300
Total operating revenue	14,178	12,112	25,607	19,678

Operating expense:
Salaries and related costs	3,710	2,836	7,032	5,623
Aircraft fuel	2,820	3,811	5,994	6,041
Landing fees and other rent	765	668	1,482	1,280
Aircraft maintenance materials and outside repairs	686	527	1,388	934
Depreciation and amortization	669	611	1,324	1,222
Regional capacity purchase	599	567	1,214	1,132
Distribution expenses	487	393	890	619
Aircraft rent	49	67	105	128
Special charges	859	112	873	104
Other operating expenses	2,016	1,642	3,830	3,092
Total operating expense	12,660	11,234	24,132	20,175
Operating income (loss)	1,518	878	1,475	(497)

Nonoperating income (expense):
Interest expense	(493)	(420)	(979)	(844)
Interest income	216	33	386	38
Interest capitalized	42	22	80	46
Unrealized gains (losses) on investments, net	84	(40)	108	(40)
Miscellaneous, net	21	(14)	62	5
Total nonoperating expense, net	(130)	(419)	(343)	(795)
Income (loss) before income tax expense (benefit)	1,388	459	1,132	(1,292)
Income tax expense (benefit)	313	129	251	(245)
Net income (loss)	$1,075	$330	$881	$(1,047)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,075	$330	$881	$(1,047)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(34)	4	(69)	9
Investments and other	(24)	(11)	(3)	(11)
Total other comprehensive loss, net of tax	(58)	(7)	(72)	(2)

Total comprehensive income (loss), net	$1,017	$323	$809	$(1,049)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,605	$7,166
Short-term investments	9,533	9,248
Restricted cash	38	45
Receivables, less allowance for credit losses (2023 — $15; 2022 — $11)	2,004	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023 — $648; 2022 — $610)	1,290	1,109
Prepaid expenses and other	836	689
Total current assets	23,306	20,058
Operating property and equipment:
Flight equipment	45,784	42,775
Other property and equipment	9,822	9,334
Purchase deposits for flight equipment	3,102	2,820
Total operating property and equipment	58,708	54,929
Less — Accumulated depreciation and amortization	(21,580)	(20,481)
Total operating property and equipment, net	37,128	34,448

Operating lease right-of-use assets	3,995	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023 — $1,477; 2022 — $1,472)	2,744	2,762
Restricted cash	238	210
Deferred income taxes	—	62
Investments in affiliates and other, less allowance for credit losses (2023 — $21; 2022 —$21)	1,403	1,373
Total other assets	8,912	8,934
Total assets	$73,341	$67,329

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$4,172	$3,395
Accrued salaries and benefits	3,223	1,971
Advance ticket sales	10,102	7,555
Frequent flyer deferred revenue	2,841	2,693
Current maturities of long-term debt	3,580	2,911
Current maturities of operating leases	571	561
Current maturities of finance leases	225	104
Current maturities of other financial liabilities	35	23
Other	829	781
Total current liabilities	25,578	19,994

Long-term debt	26,713	28,283
Long-term obligations under operating leases	4,607	4,459
Long-term obligations under finance leases	145	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,183	3,982
Pension liability	804	747
Postretirement benefit liability	641	671
Deferred income taxes	162	—
Other financial liabilities	1,468	844
Other	1,366	1,369
Total other liabilities and deferred credits	8,624	7,613
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2023 and December 31, 2022	—	—
Additional capital invested	435	403
Retained earnings	4,597	3,716
Accumulated other comprehensive income	103	175
Payable to parent	2,539	2,571
Total stockholder's equity	7,674	6,865
Total liabilities and stockholder's equity	$73,341	$67,329

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net cash provided by operating activities	$6,910	$4,096

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,263)	(952)
Purchases of short-term and other investments	(6,876)	(3,302)
Proceeds from sale of short-term and other investments	6,702	215
Proceeds from sale of property and equipment	9	138
Other, net	1	(13)
Net cash used in investing activities	(3,427)	(3,914)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	1,591	212
Payments of long-term debt, finance leases and other financing liabilities	(2,614)	(1,795)
Other, net	—	—
Net cash used in financing activities	(1,023)	(1,583)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,460	(1,401)
Cash, cash equivalents and restricted cash at beginning of the period	7,421	18,533
Cash, cash equivalents and restricted cash at end of the period (a)	$9,881	$17,132

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$559	$—
Right-of-use assets acquired through operating leases	434	84
Lease modifications and lease conversions	349	82
Investment interests received in exchange for goods and services	25	44

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$9,605	$16,885
Restricted cash — Current	38	43
Restricted cash — Non-Current	238	204
Total cash, cash equivalents and restricted cash	$9,881	$17,132

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at March 31, 2023	$414	$3,522	$161	$2,539	$6,636
Net income	—	1,075	—	—	1,075
Other comprehensive loss	—	—	(58)	—	(58)
Stock-settled share-based compensation	21	—	—	—	21
Other	—	—	—	—	—
Balance at June 30, 2023	$435	$4,597	$103	$2,539	$7,674

Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865
Net income	—	881	—	—	881
Other comprehensive loss	—	—	(72)	—	(72)
Stock-settled share-based compensation	32	—	—	—	32
Other	—	—	—	(32)	(32)
Balance at June 30, 2023	$435	$4,597	$103	$2,539	$7,674

Balance at March 31, 2022	$355	$1,600	$(937)	$2,575	$3,593
Net income	—	330	—	—	330
Other comprehensive loss	—	—	(7)	—	(7)
Stock-settled share-based compensation	18	—	—	—	18
Other	—	—	—	(1)	(1)
Balance at June 30, 2022	$373	$1,930	$(944)	$2,574	$3,933

Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998
Net loss	—	(1,047)	—	—	(1,047)
Other comprehensive loss	—	—	(2)	—	(2)
Stock-settled share-based compensation	56	—	—	—	56
Other	—	—	—	(72)	(72)
Balance at June 30, 2022	$373	$1,930	$(944)	$2,574	$3,933

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
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic (U.S. and Canada)	$8,417	$7,819	$15,584	$12,905
Atlantic (including Europe, Africa, India and Middle East destinations)	3,229	2,481	5,061	3,570
Latin America	1,273	1,195	2,589	2,104
Pacific	1,259	617	2,373	1,099
Total	$14,178	$12,112	$25,607	$19,678
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
In the six months ended June 30, 2023 and 2022, the Company recognized approximately $4.6 billion and $2.6 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenity fees and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $1.0 billion and $1.9 billion of ancillary fees within passenger revenue in the three and six months ended

June 30, 2023, respectively. The Company recorded $0.9 billion and $1.5 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2022, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Frequent flyer deferred revenue - beginning balance	$6,860	$6,417	$6,675	$6,282
Total miles awarded	902	666	1,649	1,143
Travel miles redeemed	(712)	(566)	(1,243)	(888)
Non-travel miles redeemed	(26)	(22)	(57)	(42)
Total Frequent flyer deferred revenue - ending balance	$7,024	$6,495	$7,024	$6,495
In the three and six months ended June 30, 2023, the Company recognized, in Other operating revenue, $0.7 billion and $1.3 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The Company recognized $0.6 billion and $1.1 billion, respectively, in the three and six months ended June 30, 2022, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the Frequent flyer deferred revenue. We determine the current portion of that account based on expected redemptions in the next 12 months.
NOTE 2 — EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (loss) available to common stockholders	$1,075	$329	$881	$(1,048)

Basic weighted-average shares outstanding	328.0	326.7	327.7	325.9
Dilutive effect of employee stock awards	1.2	1.7	1.5	—
Dilutive effect of stock warrants (a)	2.3	1.9	2.3	—
Diluted weighted-average shares outstanding	331.5	330.3	331.5	325.9

Earnings (loss) per share, basic	$3.28	$1.01	$2.69	$(3.22)
Earnings (loss) per share, diluted	$3.24	$1.00	$2.66	$(3.22)

Potentially dilutive securities (b)
Stock warrants (a)	1.5	1.5	1.5	1.5
Employee stock awards	0.7	0.7	0.7	0.7
(a) Represent warrants issued to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program, including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act. The Company issued, to Treasury, warrants to purchase up to approximately 10 million shares of UAL common stock at exercise prices ranging from $31.50 to $53.92 and expiration dates ranging from April 20, 2025 to June 10, 2026. All warrants were outstanding as of June 30, 2023.

(b) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

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

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at March 31, 2023	$582		$(8)	$(413)	$161
Changes in value	(8)		(31)	8	(31)
Amounts reclassified to earnings	(35)	(b)	—	8	(27)
Balance at June 30, 2023	$539		$(39)	$(397)	$103

Balance at December 31, 2022	$626		$(35)	$(416)	$175
Changes in value	(17)		(4)	4	(17)
Amounts reclassified to earnings	(70)	(b)	—	15	(55)
Balance at June 30, 2023	$539		$(39)	$(397)	$103

Balance at March 31, 2022	$(839)		$—	$(98)	$(937)
Changes in value	6		(14)	2	(6)
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at June 30, 2022	$(834)		$(14)	$(96)	$(944)

Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
Changes in value	14		(14)	(1)	(1)
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at June 30, 2022	$(834)		$(14)	$(96)	$(944)
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
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three and six months ended June 30, 2023 were 22.5% and 22.1%, respectively. The Company's effective tax rates for the three and six months ended June 30, 2022 were 28.3% and 18.9%, respectively. The provision for income taxes for the three and six months ended June 30, 2023 is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The provision for income taxes for the three and six months ended June 30, 2022 was calculated using a discrete effective tax rate method. We determined that applying an estimate of the annual effective tax rate to income or loss for the interim reporting period would not provide a reliable estimate for the three and six months ended June 30, 2022, since small changes in estimated income would have resulted in significant changes in the estimated annual effective tax rate.

NOTE 5 — EMPLOYEE BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2023	2022	2023	2022
Service cost	$31	$51	$1	$2	Salaries and related costs
Interest cost	55	47	11	8	Miscellaneous, net
Expected return on plan assets	(63)	(76)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	2	31	(10)	(4)	Miscellaneous, net
Amortization of prior service credit	—	—	(28)	(28)	Miscellaneous, net
Other	1	—	—	—	Miscellaneous, net
Total	$26	$53	$(27)	$(23)
The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2023	2022	2023	2022
Service cost	$62	$102	$2	$4	Salaries and related costs
Interest cost	110	94	21	15	Miscellaneous, net
Expected return on plan assets	(126)	(154)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	4	61	(19)	(7)	Miscellaneous, net
Amortization of prior service credit	—	—	(56)	(56)	Miscellaneous, net
Other	1	1	—	—	Miscellaneous, net
Total	$51	$104	$(53)	$(45)
NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,605	$9,605	$—	$—	$7,166	$7,166	$—	$—
Restricted cash - current	38	38	—	—	45	45	—	—
Restricted cash - non-current	238	238	—	—	210	210	—	—
Short-term investments:
U.S. government and agency notes	9,300	—	9,300	—	8,914	—	8,914	—
Asset-backed securities	160	—	160	—	325	—	325	—
Certificates of deposit placed through an account registry service ("CDARS")	73	—	73	—	—	—	—	—
Corporate debt	—	—	—	—	9	—	9	—
Long-term investments:
Equity securities	206	206	—	—	189	189	—	—
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
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	June 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$30,293	$29,231	$—	$23,562	$5,669	$31,194	$29,371	$—	$23,990	$5,381
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Equity Method Investments. As of June 30, 2023, United holds the following investments, accounted for using the equity method, with a combined carrying value of approximately $214 million:
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 56 regional aircraft under a capacity purchase agreement ("CPA") that has a term through 2026.
•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Airways Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs that have terms through 2036.
•United Airlines Ventures Sustainable Flight Fund (the "Fund"). During the first quarter of 2023, United launched, through its corporate venture capital arm, United Airlines Ventures ("UAV"), an investment vehicle designed to support start-ups focused on decarbonizing air travel by accelerating the research, production and technologies associated with sustainable aviation fuel ("SAF"). The Fund started with more than $100 million in commitments from United and other corporate investors, collectively, as limited partners. UAV transferred certain of its existing SAF investments to the Fund's portfolio. As of June 30, 2023, the Company indirectly holds a 49.99% ownership interest in the Fund.
•Blue Blade Energy, LLC ("Blue Blade"). UAV holds a 20% minority interest in Blue Blade, a joint venture with Tallgrass Energy Partners, LP, and Green Plains Inc. to develop and then commercialize a novel SAF technology that uses ethanol as its feedstock.
Other Investments. As of June 30, 2023, United has equity investments in Avianca Group International Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2023, the carrying value of these investments was $417 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of June 30, 2023, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2023	2024	After 2024	Last Six Months of 2023	2024	After 2024
787	100	—	8	92	—	8	92
737 MAX	392	91	91	210	50	74	268
A321neo	70	12	21	37	4	29	37
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United.
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
During the first half of 2023, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. For certain aircraft, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Upon delivery of the aircraft in these sale and leaseback transactions, the Company accounted for these aircraft as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Current maturities of other financial liabilities and Other financial liabilities since they did not qualify for sale recognition (failed sale and leaseback).
The table below summarizes United's commitments as of June 30, 2023, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United.

(in billions)
Last six months of 2023	$6.8
2024	6.9
2025	8.2
2026	6.2
2027	4.6
After 2027	16.6
$49.3
Regional CPAs. In the first quarter of 2023, United amended its CPA agreements with one of its regional carriers to increase the contractually agreed fees (carrier costs) paid to that carrier. The Company terminated its CPA and related regional flight operations with Air Wisconsin in June 2023. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. Based on these assumptions as of June 30, 2023, our estimated future payments through the end of the terms of our CPAs are presented in the table below:

(in billions)
Last six months of 2023	$1.1
2024	2.3
2025	1.9
2026	1.8
2027	1.3
After 2027	4.0
$12.4
Guarantees. As of June 30, 2023, United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2023 and 2041.
As of June 30, 2023, United is the guarantor of $84 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the London Interbank Offered Rate (LIBOR) or the Secured Overnight Financing Rate (SOFR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2023, the Company had $11.6 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $8.5 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor. As of June 30, 2023, the Company had approximately 99,800 employees, of whom approximately 83% were represented by various U.S. labor organizations.
In January 2023, United and the International Brotherhood of Teamsters ratified an extension to its labor contract covering the Company's more than 8,000 technicians and related employees. The agreement becomes amendable in December 2024 and includes a one-year early opener that allows for bargaining on a successor agreement to begin in December 2023.
On May 1, 2023, the Company and the International Association of Machinists & Aerospace Workers ("IAM") ratified five contracts covering nearly 30,000 IAM-represented fleet service, passenger service, storekeepers, maintenance instructors and fleet technical instructors and related employees. The Company recorded a one-time $48 million expense in conjunction with the ratification. Negotiations will continue for agreements to cover security guards in California and central load planners. The ratified agreements are effective through 2025.
In July 2023, the Company reached an Agreement in Principle ("AIP") with its employees represented by the Air Line Pilots Association ("ALPA") regarding a contract that became amendable in January 2019. The AIP includes numerous work rule changes and pay rate increases during the four-year term. The agreement also includes a provision for a one-time payment upon ratification. In the three and six months ended June 30, 2023, the Company recorded $765 million of expenses associated with this AIP relating to wages for 2022 and prior years.
NOTE 8 — DEBT
As of June 30, 2023, we had $1.75 billion undrawn and available under our revolving credit facility.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2023, UAL and United were in compliance with their respective debt covenants.

Equipment Notes. On June 20, 2023, the Company and Wilmington Trust, National Association, as subordination agent and pass through trustee (the "Trustee") under a certain pass through trust newly formed by the Company, entered into the Note Purchase Agreement, dated as of June 20, 2023 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by the Company of equipment notes (the "Equipment Notes") in the aggregate principal amount of $1.3 billion to finance 39 Boeing aircraft delivered new to the Company from August 2022 to May 2023. Pursuant to the Note Purchase Agreement, the Trustee purchased Equipment Notes issued under a trust indenture and mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each aircraft entered into by the Company and Wilmington Trust, National Association, as mortgagee. Each Indenture provides for the issuance of Equipment Notes in a single series, Series A, bearing interest at the rate of 5.80% per annum. The Equipment Notes were purchased by the Trustee, using the proceeds from the sale of Pass Through Certificates, Series 2023-1A (the "Certificates"), issued by a pass through trust newly-formed by the Company to facilitate the financing of the aircraft. The interest on the Equipment Notes is payable semi-annually on each January 15 and July 15, beginning on January 15, 2024. The principal payments on the Equipment Notes are scheduled on January 15 and July 15 of each year, beginning on July 15, 2024. The final payments on the Equipment Notes will be due on January 15, 2036.

In the second quarter of 2023, United prepaid $1.0 billion of a 2021 term loan facility. See Note 9 for information related to charges recorded as a result of this prepayment.
The table below presents the Company's contractual principal payments (not including $329 million of unamortized debt discount, premiums and debt issuance costs) at June 30, 2023 under then-outstanding long-term debt agreements (in millions):

Last six months of 2023	$1,451
2024	3,965
2025	3,450
2026	5,244
2027	2,468
After 2027	14,044
$30,622
NOTE 9 — SPECIAL CHARGES
For the three and six months ended June 30, operating and nonoperating special charges and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Labor contract ratification bonuses	$813	$—	$813	$—
(Gains) losses on sale of assets and other special charges	46	112	60	104
Total operating special charges	859	112	873	104
Nonoperating unrealized (gains) losses on investments, net	(84)	40	(108)	40
Nonoperating debt extinguishment and modification fees	11	—	11	7
Total nonoperating special charges and unrealized (gains) losses on investments, net	(73)	40	(97)	47
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	786	152	776	151
Income tax benefit, net of valuation allowance	(194)	(10)	(197)	(10)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$592	$142	$579	$141
2023
Labor contract ratification bonuses. During the three and six months ended June 30, 2023, the Company recorded $813 million of expense associated with the recently completed AIP with ALPA and ratified contracts with IAM. See Note 7 for additional information.
(Gains) losses on sale of assets and other special charges. During the three and six months ended June 30, 2023, the Company recorded $46 million and $60 million, respectively, of net charges primarily comprised of reserves for various legal matters, accelerated depreciation related to certain of the Company's assets that will be retired early and other gains and losses on the sale of assets.
Nonoperating unrealized (gains) losses on investments, net. During the three and six months ended June 30, 2023, the Company recorded gains of $84 million and $108 million, respectively, primarily for the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During the three and six months ended June 30, 2023, the Company recorded $11 million of charges primarily related to the prepayment of $1.0 billion of the outstanding principal amount under a 2021 term loan facility.
2022
(Gains) losses on sale of assets and other special charges. During the three and six months ended June 30, 2022, the Company recorded $112 million and $104 million, respectively, of net charges primarily comprised of $94 million for various legal matters.
Nonoperating unrealized (gains) losses on investments, net. During the three and six months ended June 30, 2022, the Company recorded losses of $40 million, primarily related to the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During the six months ended June 30, 2022, the Company recorded $7 million of charges primarily related to the early redemption of $400 million of the outstanding principal amount of its 4.25% senior notes due 2022.

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
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution risks associated with our United Next plan; the impact on the Company of significant operational challenges by third parties on which we rely; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; aircraft delivery delays; the lasting effects of the COVID-19 global pandemic and related governmental regulations and restrictions, which we believe have changed how our customers fly in ways that we expect to be both positive and negative for the Company, including the lingering impact of the pandemic on the return of business and international travel demand—especially in our China market—to pre-COVID-19 levels; the closure of our flying airspace and termination of other operations due to regional conflicts, including the continuation of the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and an escalation of the broader economic consequences of the conflict beyond their current scope; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition and future results of operations, which are dependent on future developments, including as a result of those factors discussed in Item 1A. Risk Factors, of the 2022 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends. Absent significant and prolonged COVID-19 relapses or global economic disruptions, we believe that the expected long-term increase in travel demand will offset increased costs and that the expected operational challenges can be managed in a manner that will allow us to support increased demand.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022.
Second Quarter 2023 Compared to Second Quarter 2022
The Company recorded net income of $1.1 billion for the second quarter of 2023 as compared to net income of $329 million for the second quarter of 2022. The Company considers a key measure of its performance to be operating income, which was $1.5 billion for the second quarter of 2023, as compared to $878 million for the second quarter of 2022, an approximately $639 million increase year-over-year, primarily as a result of increased demand for air travel. Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change
Operating revenue	$14,178	$12,112	$2,066	17.1
Operating expense	12,661	11,234	1,427	12.7
Operating income	1,517	878	639	72.8
Nonoperating expense, net	(130)	(419)	(289)	(69.0)
Income tax expense	312	130	182	140.0
Net income	$1,075	$329	$746	226.7
Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2023	2022	Increase (Decrease)	% Change
Passengers (thousands) (a)	41,945	37,923	4,022	10.6
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	63,541	54,302	9,239	17.0
Available seat miles ("ASMs" or "capacity") (millions) (c)	73,538	62,605	10,933	17.5
Passenger load factor (d)	86.4%	86.7%	(0.3) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	17.68	17.30	0.38	2.2
Total revenue per ASM ("TRASM") (cents)	19.28	19.35	(0.07)	(0.4)
Average yield per revenue passenger mile ("Yield") (cents) (e)	20.46	19.94	0.52	2.6
Cargo revenue ton miles ("CTM") (millions) (f)	768	752	16	2.1
Cost per ASM ("CASM") (cents)	17.22	17.94	(0.72)	(4.0)
CASM-ex (Non-GAAP) (cents) (g)	11.85	11.62	0.23	2.0
Average price per gallon of fuel, including fuel taxes	$2.66	$4.18	$(1.52)	(36.4)
Fuel gallons consumed (millions)	1,062	912	150	16.4
Employee headcount, as of June 30	99,800	91,200	8,600	9.4
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
(g) CASM excluding fuel, profit sharing, third-party business expense and special charges. See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Passenger revenue	$13,002	$10,829	$2,173	20.1
Cargo	362	574	(212)	(36.9)
Other operating revenue	814	709	105	14.8
Total operating revenue	$14,178	$12,112	$2,066	17.1
The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2022:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$555	$836	$687	$95	$2,173
Passenger revenue	7.8%	38.5%	160.5%	8.8%	20.1%
Average fare per passenger	(1.1)%	13.9%	11.0%	9.6%	8.6%
Yield	0.8%	13.0%	(4.3)%	8.7%	2.6%
PRASM	(2.4)%	15.5%	20.4%	8.9%	2.2%
Passengers	9.0%	21.6%	134.7%	(0.7)%	10.6%
RPMs	6.9%	22.5%	172.4%	0.2%	17.0%
ASMs	10.5%	19.9%	116.4%	(0.1)%	17.5%
Passenger load factor (points)	(2.9)	1.8	17.3	0.2	(0.3)
Passenger revenue increased $2.2 billion, or 20.1%, in the second quarter of 2023 as compared to the year-ago period, primarily due to an increase in capacity of 17.5% as well as strength in yield, partially offset by a slight decrease in passenger load factor.
Cargo revenue decreased $212 million, or 36.9%, in the second quarter of 2023 as compared to the year-ago period, primarily due to lower yields as a result of increased market capacity and rate pressures.
Other operating revenue increased $105 million, or 14.8%, in the second quarter of 2023 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with the co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as an increase in the purchases of United Club memberships and one-time lounge passes.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Salaries and related costs	$3,710	$2,836	$874	30.8
Aircraft fuel	2,820	3,811	(991)	(26.0)
Landing fees and other rent	765	668	97	14.5
Aircraft maintenance materials and outside repairs	686	527	159	30.2
Depreciation and amortization	669	611	58	9.5
Regional capacity purchase	599	567	32	5.6
Distribution expenses	487	393	94	23.9
Aircraft rent	49	67	(18)	(26.9)
Special charges	859	112	747	NM
Other operating expenses	2,017	1,642	375	22.8
Total operating expenses	$12,661	$11,234	$1,427	12.7
Salaries and related costs increased $874 million, or 30.8%, in the second quarter of 2023 as compared to the year-ago period, primarily due to a 9.4% increase in headcount from increased flight activity, annual wage rate increases, accruals for pay rate increases related to a potential new collective bargaining agreement with employees represented by the Air Line Pilots Association ("ALPA") and an increase of $220 million in profit sharing.

Aircraft fuel expense decreased by $991 million, or 26.0%, in the second quarter of 2023 as compared to the year-ago period, due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended June 30, 2023 as compared to the year-ago period (in millions, except percentage change and per gallon data):

	2023	2022	Increase (Decrease)	% Change
Fuel expense	$2,820	$3,811	$(991)	(26.0)%
Fuel consumption (gallons)	1,062	912	150	16.4%
Average price per gallon	$2.66	$4.18	$(1.52)	(36.4)%
Landing fees and other rent increased $97 million, or 14.5%, in the second quarter of 2023 as compared to the year-ago period, primarily due to increased flying driving higher landed weight volume and a higher number of enplaned passengers.
Aircraft maintenance materials and outside repairs increased $159 million, or 30.2%, in the second quarter of 2023 as compared to the year-ago period, primarily due to increased flight activity and increased volumes of both engine overhauls and airframe heavy maintenance checks.
Depreciation expense increased $58 million, or 9.5%, in the second quarter of 2023 as compared to the year-ago period, primarily due to new aircraft inducted into service.
Regional capacity purchase increased $32 million, or 5.6%, in the second quarter of 2023 as compared to the year-ago period despite a 15% reduction in regional capacity, primarily due to rate increases under various capacity purchase agreements with regional carriers.
Distribution expenses increased $94 million, or 23.9%, in the second quarter of 2023 as compared to the year-ago period, primarily due to higher credit card fees, agency commissions and global distribution fees driven by the overall increase in passenger revenue. Distribution expenses were also impacted by a higher proportion of business travel in the current year as compared to leisure travel, which can result in higher cost distribution channels and forms of payment.
Details of the Company's special charges include the following for the three months ended June 30 (in millions):

	2023	2022
Labor contract ratification bonuses	$813	$—
(Gains) losses on sale of assets and other special charges	46	112
Special charges	$859	$112
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.
Other operating expenses increased $375 million, or 22.8%, in the second quarter of 2023 as compared to the year ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings and consumption, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Interest expense	$(493)	$(420)	$73	17.4
Interest income	216	33	183	NM
Interest capitalized	42	22	20	90.9
Unrealized gains (losses) on investments, net	84	(40)	124	NM
Miscellaneous, net	21	(14)	35	NM
Total	$(130)	$(419)	$(289)	(69.0)
Interest expense increased $73 million, or 17.4%, in the second quarter of 2023 as compared to the year-ago period, primarily due to higher interest rates on variable rate debt.

Interest income increased $183 million in the second quarter of 2023 as compared to the year-ago period, primarily due to higher short-term investments in U.S. government and agency notes as well as higher interest rates.
Unrealized gains on investments, net, was $84 million in the second quarter of 2023 as compared to $40 million in unrealized losses in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2023 Compared to First Six Months 2022
The Company recorded net income of $0.9 billion in the first six months of 2023 as compared to a net loss of $1.0 billion in the first six months of 2022. The Company's operating income was $1.5 billion for the first six months of 2023, as compared to an operating loss of $498 million for the first six months of 2022, an approximately $2.0 billion increase year-over-year, primarily as a result of increased demand for air travel. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change
Operating revenue	$25,607	$19,678	$5,929	30.1
Operating expense	24,133	20,176	3,957	19.6
Operating income (loss)	1,474	(498)	1,972	NM
Nonoperating expense, net	(343)	(795)	(452)	(56.9)
Income tax expense (benefit)	250	(245)	495	NM
Net income (loss)	$881	$(1,048)	$1,929	NM
Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2023	2022	Increase (Decrease)	% Change
Passengers (thousands)	78,767	67,256	11,511	17.1
RPMs (millions)	116,073	92,946	23,127	24.9
ASMs (millions)	139,258	115,869	23,389	20.2
Passenger load factor	83.4%	80.2%	3.2 pts.	N/A
PRASM (cents)	16.71	14.82	1.89	12.8
TRASM (cents)	18.39	16.98	1.41	8.3
Yield (cents)	20.05	18.48	1.57	8.5
CTM (millions)	1,499	1,543	(44)	(2.9)
CASM (cents)	17.33	17.41	(0.08)	(0.5)
CASM-ex (Non-GAAP) (cents) (a)	12.18	12.05	0.13	1.1
Average price per gallon of fuel, including fuel taxes	$2.98	$3.58	$(0.60)	(16.8)
Fuel gallons consumed (millions)	2,014	1,687	327	19.4
Employee headcount, as of June 30	99,800	91,200	8,600	9.4
(a) See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Passenger revenue	$23,276	$17,177	$6,099	35.5
Cargo	760	1,201	(441)	(36.7)
Other operating revenue	1,571	1,300	271	20.8
Total operating revenue	$25,607	$19,678	$5,929	30.1

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Increase (decrease) from 2022:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$2,530	$1,639	$1,422	$508	$6,099
Passenger revenue	21.7%	54.9%	217.1%	27.1%	35.5%
Average fare per passenger	5.7%	14.3%	13.2%	22.5%	15.7%
Yield	7.6%	15.1%	(5.1)%	21.9%	8.5%
PRASM	7.7%	19.4%	51.8%	31.9%	12.8%
Passengers	15.2%	35.6%	180.2%	3.8%	17.1%
RPMs	13.1%	34.7%	234.2%	4.3%	24.9%
ASMs	13.0%	29.8%	109.1%	(3.6)%	20.2%
Passenger load factor (points)	0.1	2.9	30.5	6.6	3.2
Passenger revenue increased $6.1 billion, or 35.5%, in the first six months of 2023 as compared to the year-ago period, primarily due to an increase in capacity of 20.2% as well as strength in both yield and passenger load factor.
Cargo revenue decreased $441 million, or 36.7%, in the first six months of 2023 as compared to the year-ago period, primarily due to lower yields and tonnage as a result of increased market capacity and rate pressures.
Other operating revenue increased $271 million, or 20.8%, in the first six months of 2023 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending and new credit card member acquisitions with the co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as United Club re-openings and related increases in the purchases of United Club memberships and one-time lounge passes as compared to the year-ago period.
Operating Expenses. The table below includes data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Salaries and related costs	$7,032	$5,623	$1,409	25.1
Aircraft fuel	5,994	6,041	(47)	(0.8)
Landing fees and other rent	1,482	1,280	202	15.8
Aircraft maintenance materials and outside repairs	1,388	934	454	48.6
Depreciation and amortization	1,324	1,222	102	8.3
Regional capacity purchase	1,214	1,132	82	7.2
Distribution expenses	890	619	271	43.8
Aircraft rent	105	128	(23)	(18.0)
Special charges	873	104	769	NM
Other operating expenses	3,831	3,093	738	23.9
Total operating expenses	$24,133	$20,176	$3,957	19.6
Salaries and related costs increased $1.4 billion, or 25.1%, in the first six months of 2023 as compared to the year-ago period, primarily due to a 9.4% increase in headcount from increased flight activity, annual wage rate increases, accruals for pay rate increases related to a potential new collective bargaining agreement with employees represented by ALPA and an increase of $220 million in profit sharing.
Aircraft fuel expense decreased $47 million, or 0.8%, in the first six months of 2023 as compared to the year-ago period, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2023, as compared to the year-ago period (in millions, except percentage change and per gallon data):

	2023	2022	Increase (Decrease)	% Change
Fuel expense	$5,994	$6,041	$(47)	(0.8)%
Fuel consumption (gallons)	2,014	1,687	327	19.4%
Average price per gallon	$2.98	$3.58	$(0.60)	(16.8)%
Landing fees and other rent increased $202 million, or 15.8%, in the first six months of 2023 as compared to the year-ago period, primarily due to increased flying driving higher landed weight volume and a higher number of enplaned passengers.
Aircraft maintenance materials and outside repairs increased $454 million, or 48.6%, in the first six months of 2023 as compared to the year-ago period, primarily due to increased flight activity and increased volumes of both engine overhauls and airframe heavy maintenance checks.
Depreciation expense increased $102 million, or 8.3%, in the first six months of 2023 as compared to the year-ago period, primarily due to new aircraft inducted into service.
Regional capacity purchase increased $82 million, or 7.2%, in the first six months of 2023 as compared to the year-ago period despite a 17% reduction in regional capacity, primarily due to rate increases under various capacity purchase agreements with regional carriers.
Distribution expenses increased $271 million, or 43.8%, in the first six months of 2023 as compared to the year-ago period, primarily due to higher credit card fees, higher travel agency commissions and higher volumes of global distribution fees as a result of the overall increase in passenger revenue. Distribution expenses were also impacted by the mix of leisure travel and business travel in the current year, which requires the use of different distribution channels and forms of payment.
Details of the Company's special charges include the following for the six months ended June 30 (in millions):

	2023	2022
Labor contract ratification bonuses	$813	$—
(Gains) losses on sale of assets and other special charges	60	104
Special charges	$873	$104
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.
Other operating expenses increased $738 million, or 23.9%, in the first six months of 2023 as compared to the year-ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings and consumption, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Interest expense	$(979)	$(844)	$135	16.0
Interest income	386	38	348	NM
Interest capitalized	80	46	34	73.9
Unrealized gains (losses) on investments, net	108	(40)	148	NM
Miscellaneous, net	62	5	57	NM
Total	$(343)	$(795)	$(452)	(56.9)
Interest expense increased $135 million, or 16.0%, in the first six months of 2023 as compared to the year-ago period, primarily due to higher interest rates on variable rate debt.
Interest income increased $348 million in the first six months of 2023 as compared to the year-ago period, primarily due to higher short-term investments in U.S. government and agency notes. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.

Unrealized gains on investments, net, was $108 million in the first six months of 2023 as compared to $40 million in unrealized losses in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2023, the Company had $19.1 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $16.4 billion at December 31, 2022. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are each managed efficiently.
The Company has a $1.75 billion revolving credit facility (the "Revolving Credit Facility") expiring April 21, 2025 (subject to customary extension rights). The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the Revolving Credit Facility at June 30, 2023.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2023, the Company had approximately $37.3 billion of debt, finance lease, operating lease and other financial liabilities, including $4.4 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2023, UAL and United were in compliance with their respective debt covenants. As of June 30, 2023, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 7 to the financial statements included in Part I, Item I of this report for additional information on commitments.
As of June 30, 2023, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2023	2024	After 2024	Last Six Months of 2023	2024	After 2024
787	100	—	8	92	—	8	92
737 MAX	392	91	91	210	50	74	268
A321neo	70	12	21	37	4	29	37
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United.
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
The table below summarizes United's commitments as of June 30, 2023, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United.

(in billions)
Last six months of 2023	$6.8
2024	6.9
2025	8.2
2026	6.2
2027	4.6
After 2027	16.6
$49.3
Sources and Uses of Cash
The following table summarizes our cash flows for the six months ended June 30 (in millions):

	2023	2022	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$6,941	$4,167	$2,774
Investing activities	(3,427)	(3,914)	(487)
Financing activities	(1,054)	(1,654)	(600)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,460	$(1,401)	$3,861
Operating Activities. Cash flows provided by operations increased $2.8 billion in the first six months of 2023 as compared to the year-ago period, primarily due to an increase in operating income as improvements in the demand for air travel continued.
Investing Activities. Cash flows used in investing activities decreased $487 million in the first six months of 2023 as compared to the year-ago period, primarily due to an increase in proceeds from the sale of short-term and other investments, partially offset by an increase in capital expenditures, which were approximately $3.3 billion and $1.0 billion for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures for the six months ended June 30, 2023 were primarily attributable to the purchase of aircraft, aircraft improvements and advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in the six months ended June 30, 2023 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the six months ended June 30, 2023 and 2022, the Company made payments for debt, finance leases, and other financing liabilities of $2.6 billion and $1.8 billion, respectively. The payments in the first six months of 2023 included a prepayment of $1.0 billion for a 2021 term loan facility.
Debt and Other Financing Liabilities Issuances. During the six months ended June 30, 2023, United received and recorded, net of fees, $2.2 billion from aircraft financings.
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
Below is a reconciliation of the non-GAAP financial measure provided in this report (CASM-ex) to the most directly comparable GAAP financial measure (CASM) (in cents):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CASM (GAAP)	17.22	17.94	17.33	17.41
Fuel expense	3.84	6.09	4.30	5.21
Special charges	1.17	0.17	0.63	0.09
Profit sharing	0.30	—	0.16	—
Third-party business expenses	0.06	0.06	0.06	0.06
CASM-ex (Non-GAAP)	11.85	11.62	12.18	12.05

FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet, product development, ESG targets and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2023, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2023
During the three months ended June 30, 2023, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2022 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A, Risk Factors, of the 2022 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

10.1	UAL
First Amendment to the United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan, effective May 26, 2021 (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2023, and incorporated herein by reference)

10.2	UAL
Amended and Restated United Airlines Holdings, Inc. 2006 Director Equity Incentive Plan, effective May 24, 2023 (filed as Exhibit 10.2 to UAL's Form 8-K filed May 30, 2023, and incorporated herein by reference)

10.3	UAL
Retirement and Transition Agreement among United Airlines Holdings, Inc. and Gerald Laderman dated May 25, 2023 (filed as Exhibit 10.1 to UAL's Form 8-K filed May 31, 2023, and incorporated herein by reference)

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	July 20, 2023	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 20, 2023	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 20, 2023	By:	/s/ Gerald Laderman
Gerald Laderman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 20, 2023	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)