Form 10-Q
period 2023-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2023-10-18
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2023 is shown below:

United Airlines Holdings, Inc.	328,014,680	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Passenger revenue	$13,349	$11,653	$36,625	$28,830
Cargo	333	498	1,093	1,699
Other operating revenue	802	726	2,373	2,026
Total operating revenue	14,484	12,877	40,091	32,555

Operating expense:
Salaries and related costs	3,914	2,843	10,946	8,466
Aircraft fuel	3,342	3,755	9,336	9,796
Landing fees and other rent	801	639	2,283	1,919
Aircraft maintenance materials and outside repairs	684	619	2,072	1,553
Depreciation and amortization	663	610	1,987	1,832
Regional capacity purchase	592	596	1,806	1,728
Distribution expenses	516	482	1,406	1,101
Aircraft rent	46	65	151	193
Special charges	29	20	902	124
Other operating expenses	2,158	1,790	5,989	4,883
Total operating expense	12,745	11,419	36,878	31,595
Operating income	1,739	1,458	3,213	960

Nonoperating income (expense):
Interest expense	(493)	(455)	(1,472)	(1,299)
Interest income	234	104	620	142
Interest capitalized	48	27	128	73
Unrealized gains (losses) on investments, net	(54)	28	54	(12)
Miscellaneous, net	11	(9)	73	(4)
Total nonoperating expense, net	(254)	(305)	(597)	(1,100)
Income (loss) before income tax expense (benefit)	1,485	1,153	2,616	(140)
Income tax expense (benefit)	348	211	598	(34)
Net income (loss)	$1,137	$942	$2,018	$(106)

Earnings (loss) per share, basic	$3.47	$2.88	$6.16	$(0.33)
Earnings (loss) per share, diluted	$3.42	$2.86	$6.08	$(0.33)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,137	$942	$2,018	$(106)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(20)	—	(89)	9
Investments and other	8	(20)	5	(31)
Total other comprehensive loss, net of tax	(12)	(20)	(84)	(22)

Total comprehensive income (loss), net	$1,125	$922	$1,934	$(128)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,478	$7,166
Short-term investments	9,608	9,248
Restricted cash	392	45
Receivables, less allowance for credit losses (2023 — $14; 2022 — $11)	2,193	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023 — $665; 2022 — $610)	1,513	1,109
Prepaid expenses and other	728	689
Total current assets	21,912	20,058
Operating property and equipment:
Flight equipment	46,938	42,775
Other property and equipment	10,157	9,334
Purchase deposits for flight equipment	3,379	2,820
Total operating property and equipment	60,474	54,929
Less — Accumulated depreciation and amortization	(22,114)	(20,481)
Total operating property and equipment, net	38,360	34,448

Operating lease right-of-use assets	3,975	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023 — $1,486; 2022 — $1,472)	2,735	2,762
Restricted cash	240	210
Deferred income taxes	—	91
Investments in affiliates and other, less allowance for credit losses (2023 — $27; 2022 — $21)	1,404	1,373
Total other assets	8,906	8,963
Total assets	$73,153	$67,358
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,206	$3,395
Accrued salaries and benefits	3,815	1,971
Advance ticket sales	8,392	7,555
Frequent flyer deferred revenue	2,969	2,693
Current maturities of long-term debt	3,649	2,911
Current maturities of operating leases	598	561
Current maturities of finance leases	271	104
Current maturities of other financial liabilities	44	23
Other	812	779
Total current liabilities	24,756	19,992

Long-term debt	25,932	28,283
Long-term obligations under operating leases	4,493	4,459
Long-term obligations under finance leases	71	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,107	3,982
Pension liability	800	747
Postretirement benefit liability	621	671
Deferred income taxes	472	—
Other financial liabilities	1,648	844
Other	1,400	1,369
Total other liabilities and deferred credits	9,048	7,613
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 328,013,283 and 326,930,321 shares at September 30, 2023 and December 31, 2022, respectively	4	4
Additional capital invested	8,968	8,986
Stock held in treasury, at cost	(3,442)	(3,534)
Retained earnings	3,232	1,265
Accumulated other comprehensive income	91	175
Total stockholders' equity	8,853	6,896
Total liabilities and stockholders' equity	$73,153	$67,358

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net cash provided by operating activities	$7,821	$4,908

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,105)	(2,280)
Purchases of short-term and other investments	(8,875)	(8,384)
Proceeds from sale of short-term and other investments	8,614	1,061
Proceeds from sale of property and equipment	20	184
Other, net	(17)	(23)
Net cash used in investing activities	(5,363)	(9,442)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	1,685	210
Payments of long-term debt, finance leases and other financing liabilities	(3,423)	(2,605)
Other, net	(31)	(77)
Net cash used in financing activities	(1,769)	(2,472)
Net increase (decrease) in cash, cash equivalents and restricted cash	689	(7,006)
Cash, cash equivalents and restricted cash at beginning of the period	7,421	18,533
Cash, cash equivalents and restricted cash at end of the period (a)	$8,110	$11,527

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$677	$—
Right-of-use assets acquired through operating leases	470	98
Lease modifications and lease conversions	438	61
Investment interests received in exchange for goods and services	25	93

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$7,478	$11,258
Restricted cash — Current	392	61
Restricted cash — Non-Current	240	208
Total cash, cash equivalents and restricted cash	$8,110	$11,527

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2023	328.0	$4	$8,945	$(3,442)	$2,095	$103	$7,705
Net income	—	—	—	—	1,137	—	1,137
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Stock-settled share-based compensation	—	—	23	—	—	—	23
Balance at September 30, 2023	328.0	$4	$8,968	$(3,442)	$3,232	$91	$8,853

Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896
Net income	—	—	—	—	2,018	—	2,018
Other comprehensive loss	—	—	—	—	—	(84)	(84)
Stock-settled share-based compensation	—	—	55	—	—	—	55
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(73)	92	(51)	—	(32)
Balance at September 30, 2023	328.0	$4	$8,968	$(3,442)	$3,232	$91	$8,853

Balance at June 30, 2022	326.7	$4	$8,970	$(3,551)	$(515)	$(944)	$3,964
Net income	—	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	—	(20)	(20)
Stock-settled share-based compensation	—	—	15	—	—	—	15
Stock issued for share-based awards, net of shares withheld for tax	0.2	—	(15)	18	(6)	—	(3)
Balance at September 30, 2022	326.9	$4	$8,970	$(3,533)	$421	$(964)	$4,898

Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029
Net loss	—	—	—	—	(106)	—	(106)
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Stock-settled share-based compensation	—	—	70	—	—	—	70
Stock issued for share-based awards, net of shares withheld for tax	3.1	—	(256)	281	(98)	—	(73)
Balance at September 30, 2022	326.9	$4	$8,970	$(3,533)	$421	$(964)	$4,898

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Passenger revenue	$13,349	$11,653	$36,625	$28,830
Cargo	333	498	1,093	1,699
Other operating revenue	802	726	2,373	2,026
Total operating revenue	14,484	12,877	40,091	32,555

Operating expense:
Salaries and related costs	3,914	2,843	10,946	8,466
Aircraft fuel	3,342	3,755	9,336	9,796
Landing fees and other rent	801	639	2,283	1,919
Aircraft maintenance materials and outside repairs	684	619	2,072	1,553
Depreciation and amortization	663	610	1,987	1,832
Regional capacity purchase	592	596	1,806	1,728
Distribution expenses	516	482	1,406	1,101
Aircraft rent	46	65	151	193
Special charges	29	20	902	124
Other operating expenses	2,158	1,789	5,988	4,881
Total operating expense	12,745	11,418	36,877	31,593
Operating income	1,739	1,459	3,214	962

Nonoperating income (expense):
Interest expense	(493)	(455)	(1,472)	(1,299)
Interest income	234	104	620	142
Interest capitalized	48	27	128	73
Unrealized gains (losses) on investments, net	(54)	28	54	(12)
Miscellaneous, net	12	(9)	74	(4)
Total nonoperating expense, net	(253)	(305)	(596)	(1,100)
Income (loss) before income tax expense (benefit)	1,486	1,154	2,618	(138)
Income tax expense (benefit)	348	212	599	(33)
Net income (loss)	$1,138	$942	$2,019	$(105)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,138	$942	$2,019	$(105)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(20)	0	(89)	9
Investments and other	8	(20)	5	(31)
Total other comprehensive loss, net of tax	(12)	(20)	(84)	(22)

Total comprehensive income (loss), net	$1,126	$922	$1,935	$(127)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,478	$7,166
Short-term investments	9,608	9,248
Restricted cash	392	45
Receivables, less allowance for credit losses (2023 — $14; 2022 — $11)	2,193	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023 — $665; 2022 — $610)	1,513	1,109
Prepaid expenses and other	728	689
Total current assets	21,912	20,058
Operating property and equipment:
Flight equipment	46,938	42,775
Other property and equipment	10,157	9,334
Purchase deposits for flight equipment	3,379	2,820
Total operating property and equipment	60,474	54,929
Less — Accumulated depreciation and amortization	(22,114)	(20,481)
Total operating property and equipment, net	38,360	34,448

Operating lease right-of-use assets	3,975	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023 — $1,486; 2022 — $1,472)	2,735	2,762
Restricted cash	240	210
Deferred income taxes	—	62
Investments in affiliates and other, less allowance for credit losses (2023 — $27; 2022 —$21)	1,404	1,373
Total other assets	8,906	8,934
Total assets	$73,153	$67,329

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$4,206	$3,395
Accrued salaries and benefits	3,815	1,971
Advance ticket sales	8,392	7,555
Frequent flyer deferred revenue	2,969	2,693
Current maturities of long-term debt	3,649	2,911
Current maturities of operating leases	598	561
Current maturities of finance leases	271	104
Current maturities of other financial liabilities	44	23
Other	814	781
Total current liabilities	24,758	19,994

Long-term debt	25,932	28,283
Long-term obligations under operating leases	4,493	4,459
Long-term obligations under finance leases	71	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,107	3,982
Pension liability	800	747
Postretirement benefit liability	621	671
Deferred income taxes	500	—
Other financial liabilities	1,648	844
Other	1,400	1,369
Total other liabilities and deferred credits	9,076	7,613
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2023 and December 31, 2022	—	—
Additional capital invested	458	403
Retained earnings	5,735	3,716
Accumulated other comprehensive income	91	175
Payable to parent	2,539	2,571
Total stockholder's equity	8,823	6,865
Total liabilities and stockholder's equity	$73,153	$67,329

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net cash provided by operating activities	$7,790	$4,834

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,105)	(2,280)
Purchases of short-term and other investments	(8,875)	(8,384)
Proceeds from sale of short-term and other investments	8,614	1,061
Proceeds from sale of property and equipment	20	184
Other, net	(17)	(23)
Net cash used in investing activities	(5,363)	(9,442)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	1,685	210
Payments of long-term debt, finance leases and other financing liabilities	(3,423)	(2,605)
Other, net	—	(3)
Net cash used in financing activities	(1,738)	(2,398)
Net increase (decrease) in cash, cash equivalents and restricted cash	689	(7,006)
Cash, cash equivalents and restricted cash at beginning of the period	7,421	18,533
Cash, cash equivalents and restricted cash at end of the period (a)	$8,110	$11,527

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$677	$—
Right-of-use assets acquired through operating leases	470	98
Lease modifications and lease conversions	438	61
Investment interests received in exchange for goods and services	25	93

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$7,478	$11,258
Restricted cash — Current	392	61
Restricted cash — Non-Current	240	208
Total cash, cash equivalents and restricted cash	$8,110	$11,527

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at June 30, 2023	$435	$4,597	$103	$2,539	$7,674
Net income	—	1,138	—	—	1,138
Other comprehensive loss	—	—	(12)	—	(12)
Stock-settled share-based compensation	23	—	—	—	23
Balance at September 30, 2023	$458	$5,735	$91	$2,539	$8,823

Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865
Net income	—	2,019	—	—	2,019
Other comprehensive loss	—	—	(84)	—	(84)
Stock-settled share-based compensation	55	—	—	—	55
Other	—	—	—	(32)	(32)
Balance at September 30, 2023	$458	$5,735	$91	$2,539	$8,823

Balance at June 30, 2022	$373	$1,930	$(944)	$2,574	$3,933
Net income	—	942	—	—	942
Other comprehensive loss	—	—	(20)	—	(20)
Stock-settled share-based compensation	14	—	—	—	14
Other	—	—	—	(3)	(3)
Balance at September 30, 2022	$387	$2,872	$(964)	$2,571	$4,866

Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998
Net loss	—	(105)	—	—	(105)
Other comprehensive loss	—	—	(22)	—	(22)
Stock-settled share-based compensation	70	—	—	—	70
Other	—	—	—	(75)	(75)
Balance at September 30, 2022	$387	$2,872	$(964)	$2,571	$4,866

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand, and were better than its first and fourth quarter financial results.
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic (U.S. and Canada)	$8,379	$7,718	$23,963	$20,623
Atlantic	3,543	3,186	8,604	6,756
Latin America	1,184	1,162	3,773	3,266
Pacific	1,378	811	3,751	1,910
Total	$14,484	$12,877	$40,091	$32,555
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
In the nine months ended September 30, 2023 and 2022, the Company recognized approximately $5.3 billion and $3.0 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenity fees and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $1.1 billion and $3.0 billion of ancillary fees within passenger revenue in the three and nine months ended

September 30, 2023, respectively. The Company recorded $0.9 billion and $2.4 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2022, respectively.
Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Frequent flyer deferred revenue - beginning balance	$7,024	$6,495	$6,675	$6,282
Total miles awarded	816	705	2,465	1,848
Travel miles redeemed	(740)	(601)	(1,983)	(1,489)
Non-travel miles redeemed	(24)	(21)	(81)	(63)
Total Frequent flyer deferred revenue - ending balance	$7,076	$6,578	$7,076	$6,578
In the three and nine months ended September 30, 2023, the Company recognized, in Other operating revenue, $0.7 billion and $2.0 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The Company recognized $0.6 billion and $1.7 billion, respectively, in the three and nine months ended September 30, 2022, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the Frequent flyer deferred revenue. We determine the current portion of that account based on expected redemptions in the next 12 months.
NOTE 2 — EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) available to common stockholders	$1,137	$942	$2,018	$(106)

Basic weighted-average shares outstanding	328.0	326.8	327.8	326.2
Dilutive effect of stock warrants (a)	2.7	1.0	2.5	—
Dilutive effect of employee stock awards	1.7	1.7	1.5	—
Diluted weighted-average shares outstanding	332.4	329.5	331.8	326.2

Earnings (loss) per share, basic	$3.47	$2.88	$6.16	$(0.33)
Earnings (loss) per share, diluted	$3.42	$2.86	$6.08	$(0.33)

Potentially dilutive securities (b)
Stock warrants (a)	1.5	3.5	1.5	3.5
Employee stock awards	0.6	0.7	0.6	0.7
(a) Represent warrants issued to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program, including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act. The Company issued, to Treasury, warrants to purchase up to approximately 10 million shares of UAL common stock at exercise prices ranging from $31.50 to $53.92 and expiration dates ranging from April 20, 2025 to June 10, 2026. All warrants were outstanding as of September 30, 2023.

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
NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at June 30, 2023	$539		$(39)	$(397)	$103
Changes in value	7		10	(3)	14
Amounts reclassified to earnings	(33)	(b)	—	7	(26)
Balance at September 30, 2023	$513		$(29)	$(393)	$91

Balance at December 31, 2022	$626		$(35)	$(416)	$175
Changes in value	(10)		6	1	(3)
Amounts reclassified to earnings	(103)	(b)	—	22	(81)
Balance at September 30, 2023	$513		$(29)	$(393)	$91

Balance at June 30, 2022	$(834)		$(14)	$(96)	$(944)
Changes in value	(1)		(25)	6	(20)
Amounts reclassified to earnings	—	(b)	—	—	—
Balance at September 30, 2022	$(835)		$(39)	$(90)	$(964)

Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
Changes in value	13		(39)	5	(21)
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at September 30, 2022	$(835)		$(39)	$(90)	$(964)
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
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three and nine months ended September 30, 2023 were 23.4% and 22.9%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2022 were 18.3% and 24.3%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items.

NOTE 5 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2023	2022	2023	2022
Service cost	$31	$51	$1	$2	Salaries and related costs
Interest cost	53	47	10	8	Miscellaneous, net
Expected return on plan assets	(62)	(76)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	2	29	(9)	(3)	Miscellaneous, net
Amortization of prior service credit	1	—	(28)	(28)	Miscellaneous, net
Other	1	2	—	—	Miscellaneous, net
Total	$26	$53	$(26)	$(21)
The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2023	2022	2023	2022
Service cost	$93	$153	$3	$6	Salaries and related costs
Interest cost	163	141	31	23	Miscellaneous, net
Expected return on plan assets	(188)	(230)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	6	90	(28)	(10)	Miscellaneous, net
Amortization of prior service credit	1	—	(84)	(84)	Miscellaneous, net
Other	2	3	—	—	Miscellaneous, net
Total	$77	$157	$(79)	$(66)
Profit Sharing. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special or non-recurring charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain thresholds. As part of the new collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the thresholds were lowered retroactive to January 1, 2023 for the pilot work group. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker's annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $301 million and $521 million in the three and nine months ended September 30, 2023, respectively. The Company recorded profit sharing expense of $8 million in both the three and nine months ended September 30, 2022. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,478	$7,478	$—	$—	$7,166	$7,166	$—	$—
Restricted cash - current	392	392	—	—	45	45	—	—
Restricted cash - non-current	240	240	—	—	210	210	—	—
Short-term investments:
U.S. government and agency notes	9,506	—	9,506	—	8,914	—	8,914	—
Asset-backed securities	29	—	29	—	325	—	325	—
Certificates of deposit placed through an account registry service ("CDARS")	73	—	73	—	—	—	—	—
Corporate debt	—	—	—	—	9	—	9	—
Long-term investments:
Equity securities	163	163	—	—	189	189	—	—
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
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of approximately 18 months or less.
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
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	September 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$29,581	$28,386	$—	$22,726	$5,660	$31,194	$29,371	$—	$23,990	$5,381
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Equity Method Investments. As of September 30, 2023, United holds the following investments, accounted for using the equity method, with a combined carrying value of approximately $232 million:

•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 53 regional aircraft under a capacity purchase agreement ("CPA") that has a term through 2026.
•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Airways Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs that have terms through 2036.
•United Airlines Ventures Sustainable Flight Fund (the "Fund"). During the first quarter of 2023, United launched, through its corporate venture capital arm, United Airlines Ventures ("UAV"), an investment vehicle designed to support start-ups focused on decarbonizing air travel by accelerating the research, production and technologies associated with sustainable aviation fuel ("SAF"). The Fund started with more than $100 million in commitments from United and other corporate investors, collectively, as limited partners. UAV transferred certain of its existing SAF investments to the Fund's portfolio. As of September 30, 2023, the Company indirectly holds a 38% ownership interest in the Fund and the Fund has approximately $200 million in commitments from United and other corporate investors.
Other Investments. As of September 30, 2023, United has equity investments in Abra Group Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2023, the carrying value of these investments was $425 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of September 30, 2023, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2023	2024	After 2024	Last Three Months of 2023	2024	After 2024
787	150	—	8	142	—	8	142
737 MAX	374	73	100	201	20	77	277
A321neo	130	4	26	100	4	26	100
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United.
The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
On September 28, 2023, United entered into a supplemental agreement with Boeing, pursuant to which United exercised options to purchase 50 Boeing 787-9 aircraft scheduled for delivery between 2028 and 2031 and was granted options to purchase up to an additional 50 Boeing 787 aircraft. In addition, on September 29, 2023, United entered into an amendment to the A320 Family Purchase Agreement, dated December 19, 2019, as amended, with Airbus, pursuant to which United exercised purchase rights to purchase 60 A321neo aircraft scheduled for delivery between 2028 and 2030 and was granted purchase rights to purchase up to an additional 40 A321neo aircraft. The table above reflects the number of firm commitments related to these agreements as well as the contractual and expected aircraft deliveries.
During the nine months ended September 30, 2023, United entered into agreements with third parties to finance through sale and leaseback transactions new Boeing model 737 MAX aircraft subject to purchase agreements between United and Boeing. For certain aircraft, United assigned its right to purchase such aircraft to the buyer, and simultaneous with the buyer's purchase from Boeing, United entered into a long-term lease for such aircraft with the buyer as lessor. Upon delivery of the aircraft in these sale and leaseback transactions, the Company accounted for these aircraft as part of Flight equipment on the Company's consolidated balance sheet and the related obligation recorded in Current maturities of other financial liabilities and Other financial liabilities since they did not qualify for sale recognition (failed sale and leaseback).

As of September 30, 2023, United had additional leases for 47 Embraer E175/E175LL regional jets under a CPA, 12 A321neo mainline aircraft, airport facilities and office space, none of which had commenced as of such date. These leases will commence between fourth quarter 2023 and 2026 with lease terms of up to 12 years.
The table below summarizes United's firm commitments as of September 30, 2023, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United.

(in billions)
Last three months of 2023	$4.6
2024	8.8
2025	8.0
2026	6.1
2027	5.0
After 2027	29.6
$62.1
Regional CPAs. During the nine months ended September 30, 2023, United amended several of its CPAs with certain of its regional carriers to increase the contractually agreed fees (carrier costs) paid to those carriers and to add additional aircraft that will replace existing aircraft near the end of their contractual terms. Separately, the Company terminated its CPA and related regional flight operations with Air Wisconsin in June 2023. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier, or deemed to be leased from other regional carriers, and facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. Based on these assumptions as of September 30, 2023, our estimated future payments through the end of the terms of our CPAs are presented in the table below:

(in billions)
Last three months of 2023	$0.6
2024	2.2
2025	1.9
2026	2.1
2027	1.6
After 2027	5.7
$14.1
Guarantees. As of September 30, 2023, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2024 and 2041.
As of September 30, 2023, United is the guarantor of $81 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate (SOFR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. The Company elected to apply the guidance in Accounting Standards Codification 848, Reference Rate Reform, to contracts and transactions that transitioned from the London Interbank Offered Rate (LIBOR) to SOFR. The application of this guidance did not have any material impact on the Company's financial statements. At September 30, 2023, the Company had $11.4 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $8.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor. As of September 30, 2023, the Company had approximately 102,000 employees, of whom approximately 83% were represented by various U.S. labor organizations.
In January 2023, the Company's more than 8,000 technicians and related employees represented by the International Brotherhood of Teamsters ratified an extension to their labor contract with United. The agreement becomes amendable in December 2024 and includes a one-year early opener provision that allows for bargaining on a successor agreement to begin in December 2023.
In May 2023, nearly 30,000 fleet service, passenger service, storekeepers, maintenance instructors and fleet technical instructors and related employees represented by the International Association of Machinists & Aerospace Workers ("IAM") ratified five agreements with United. The ratified agreements are effective through 2025. The Company recorded a one-time $48 million expense in conjunction with the ratification. Negotiations with the IAM will continue for agreements to cover security guards in California and central load planners.
In September 2023, the Company's pilots represented by ALPA ratified an agreement with United. The agreement includes numerous work rule changes and pay rate increases during the four-year term. The agreement also includes a provision for a one-time $765 million payment upon ratification.
NOTE 8 — DEBT
As of September 30, 2023, we had $1.75 billion undrawn and available under our revolving credit facility.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2023, UAL and United were in compliance with their respective debt covenants.

Equipment Notes. On June 20, 2023, the Company and Wilmington Trust, National Association, as subordination agent and pass through trustee (the "Trustee") under a certain pass through trust newly formed by the Company, entered into the Note Purchase Agreement, dated as of June 20, 2023 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by the Company of equipment notes (the "Equipment Notes") in the aggregate principal amount of $1.3 billion to finance 39 Boeing aircraft delivered new to the Company from August 2022 to May 2023. Pursuant to the Note Purchase Agreement, the Trustee purchased Equipment Notes issued under a trust indenture and mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each aircraft entered into by the Company and Wilmington Trust, National Association, as mortgagee. Each Indenture provides for the issuance of Equipment Notes in a single series, Series A, bearing interest at the rate of 5.80% per annum. The Equipment Notes were purchased by the Trustee, using the proceeds from the sale of Pass Through Certificates, Series 2023-1A, issued by a pass through trust newly-formed by the Company to facilitate the financing of the aircraft. The interest on the Equipment Notes is payable semi-annually on each January 15 and July 15, beginning on January 15, 2024. The principal payments on the Equipment Notes are scheduled on January 15 and July 15 of each year, beginning on July 15, 2024. The final payments on the Equipment Notes will be due on January 15, 2036.

In the second quarter of 2023, United prepaid $1.0 billion of a 2021 term loan facility. See Note 9 for information related to charges recorded as a result of this prepayment.
The table below presents the Company's contractual principal payments (not including $303 million of unamortized debt discount, premiums and debt issuance costs) at September 30, 2023 under then-outstanding long-term debt agreements (in millions):

Last three months of 2023	$739
2024	3,958
2025	3,442
2026	5,235
2027	2,464
After 2027	14,046
$29,884
NOTE 9 — SPECIAL CHARGES
For the three and nine months ended September 30, operating and nonoperating special charges and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Labor contract ratification bonuses	$1	$—	$814	$—
(Gains) losses on sale of assets and other special charges	28	20	88	124
Total operating special charges	29	20	902	124
Nonoperating unrealized (gains) losses on investments, net	54	(28)	(54)	12
Nonoperating debt extinguishment and modification fees	—	—	11	7
Total nonoperating special charges and unrealized (gains) losses on investments, net	54	(28)	(43)	19
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	83	(8)	859	143
Income tax benefit, net of valuation allowance	(7)	(7)	(204)	(17)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$76	$(15)	$655	$126
2023
Labor contract ratification bonuses. During the nine months ended September 30, 2023, the Company recorded $814 million of expense associated with the agreements with ALPA, IAM and other work groups. See Note 7 for additional information.
(Gains) losses on sale of assets and other special charges. During the three and nine months ended September 30, 2023, the Company recorded $28 million and $88 million, respectively, of net charges primarily comprised of reserves for various legal matters, accelerated depreciation related to certain of the Company's assets that will be retired early, an impairment of flight training equipment that is being sold and other gains and losses on the sale of assets.
Nonoperating unrealized (gains) losses on investments, net. During the three and nine months ended September 30, 2023, the Company recorded losses of $54 million and gains of $54 million, respectively, primarily for the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During the nine months ended September 30, 2023, the Company recorded $11 million of charges primarily related to the prepayment of $1.0 billion of the outstanding principal amount under a 2021 term loan facility.
2022
(Gains) losses on sale of assets and other special charges. During the three and nine months ended September 30, 2022, the Company recorded $20 million and $124 million, respectively, of net charges primarily comprised of $94 million for various legal matters.
Nonoperating unrealized (gains) losses on investments, net. During the three and nine months ended September 30, 2022, the Company recorded gains of $28 million and losses of $12 million, respectively, primarily related to the change in the market value of its investments in equity securities.
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
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Economic and Market Factors", "Governmental Actions" and "Forward-Looking Information", in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K") and in Part II, Item 1A. Risk Factors in this report. The Company discusses certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"); refer to "Supplemental Information" below for further details. The results presented in this report are not necessarily indicative of future operating results.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution risks associated with our United Next plan; the impact on the Company of significant operational challenges by third parties on which we rely; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; aircraft delivery delays; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of the 2022 Form 10-K and in Part II, Item 1A. Risk Factors in this report. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends.

Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the UK and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements, new legal requirements and any failure to comply with legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: governmental regulations and restrictions relating to the COVID-19 global pandemic, the lasting effects of which we believe have changed how our customers fly in ways that we expect to be both positive and negative for the Company, including the lingering impact of the pandemic on the return of business and international travel demand—especially in our China market—to pre-COVID-19 levels; the closure of our flying airspace and termination of other operations due to regional conflicts, including the continuation of the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and to Tel Aviv as a result of the Israeli-Palestinian military conflict and an escalation of the broader economic consequences of the conflicts beyond their current scope; and any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through the co-branded credit cards issued by our partner. Changes in existing applicable legal requirements or new applicable legal requirements and the related interpretations and enforcement practices of them create uncertainty about how such laws and regulations will be interpreted and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022.
Third Quarter 2023 Compared to Third Quarter 2022
The Company recorded net income of $1.1 billion for the third quarter of 2023 as compared to $942 million for the third quarter of 2022. The Company considers a key measure of its performance to be operating income, which was $1.7 billion for the third quarter of 2023, as compared to $1.5 billion for the third quarter of 2022, an approximately $281 million increase year-over-year, primarily as a result of increased demand for air travel and lower fuel costs. Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change
Operating revenue	$14,484	$12,877	$1,607	12.5
Operating expense	12,745	11,419	1,326	11.6
Operating income	1,739	1,458	281	19.3
Nonoperating expense, net	(254)	(305)	(51)	(16.7)
Income tax expense	348	211	137	64.9
Net income	$1,137	$942	$195	20.7

Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2023	2022	Increase (Decrease)	% Change
Passengers (thousands) (a)	44,381	38,802	5,579	14.4
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	67,691	59,087	8,604	14.6
Available seat miles ("ASMs" or "capacity") (millions) (c)	78,348	67,695	10,653	15.7
Passenger load factor (d)	86.4%	87.3%	(0.9) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	17.04	17.21	(0.17)	(1.0)
Total revenue per ASM ("TRASM") (cents)	18.49	19.02	(0.53)	(2.8)
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.72	19.72	—	—
Cargo revenue ton miles ("CTM") (millions) (f)	766	733	33	4.5
Cost per ASM ("CASM") (cents)	16.27	16.87	(0.60)	(3.6)
CASM-ex (Non-GAAP) (cents) (g)	11.51	11.22	0.29	2.6
Average price per gallon of fuel, including fuel taxes	$2.95	$3.81	$(0.86)	(22.6)
Fuel gallons consumed (millions)	1,132	985	147	14.9
Employee headcount, as of September 30	102,000	90,800	11,200	12.3
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Passenger revenue	$13,349	$11,653	$1,696	14.6
Cargo	333	498	(165)	(33.1)
Other operating revenue	802	726	76	10.5
Total operating revenue	$14,484	$12,877	$1,607	12.5
The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2022:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$613	$446	$599	$38	$1,696
Passenger revenue	8.7%	15.4%	92.7%	3.6%	14.6%
Average fare per passenger	(4.9)%	6.8%	7.4%	(4.3)%	0.2%
Yield	(1.7)%	6.6%	2.9%	(5.8)%	—%
PRASM	(2.1)%	4.0%	3.8%	(5.9)%	(1.0)%
Passengers	14.3%	8.1%	79.4%	8.3%	14.4%
RPMs	10.5%	8.3%	87.3%	9.9%	14.6%
ASMs	10.9%	10.9%	85.7%	10.1%	15.7%
Passenger load factor (points)	(0.3)	(2.2)	0.7	(0.1)	(0.9)
Passenger revenue increased $1.7 billion, or 14.6%, in the third quarter of 2023 as compared to the year-ago period, primarily due to a 15.7% increase in capacity, partially offset by a slight decrease in passenger load factor.

Cargo revenue decreased $165 million, or 33.1%, in the third quarter of 2023 as compared to the year-ago period, primarily due to lower yields as a result of increased market capacity and rate pressures.
Other operating revenue increased $76 million, or 10.5%, in the third quarter of 2023 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with the co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as an increase in the purchases of United Club memberships, visitor volume and purchases of one-time lounge passes.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change (a)
Salaries and related costs	$3,914	$2,843	$1,071	37.7
Aircraft fuel	3,342	3,755	(413)	(11.0)
Landing fees and other rent	801	639	162	25.4
Aircraft maintenance materials and outside repairs	684	619	65	10.5
Depreciation and amortization	663	610	53	8.7
Regional capacity purchase	592	596	(4)	(0.7)
Distribution expenses	516	482	34	7.1
Aircraft rent	46	65	(19)	(29.2)
Special charges	29	20	9	NM
Other operating expenses	2,158	1,790	368	20.6
Total operating expenses	$12,745	$11,419	$1,326	11.6
(a) NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $1.1 billion, or 37.7%, in the third quarter of 2023 as compared to the year-ago period, primarily due to approximately 12% increase in headcount from increased flight activity, accruals for pay rate increases related to a new collective bargaining agreement with employees represented by the Air Line Pilots Association ("ALPA"), annual wage rate increases across employee groups and an increase of $293 million in profit sharing expense due to both an increase in pre-tax income and a change in the profit sharing formula as a result of the new pilot agreement.
Aircraft fuel expense decreased by $413 million, or 11.0%, in the third quarter of 2023 as compared to the year-ago period, due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended September 30, 2023 as compared to the year-ago period (in millions, except percentage change and per gallon data):

	2023	2022	Increase (Decrease)	% Change
Fuel expense	$3,342	$3,755	$(413)	(11.0)%
Fuel consumption (gallons)	1,132	985	147	14.9%
Average price per gallon	$2.95	$3.81	$(0.86)	(22.6)%
Landing fees and other rent increased $162 million, or 25.4%, in the third quarter of 2023 as compared to the year-ago period, primarily due to increased flying driving higher landed weight volume and a higher number of enplaned passengers.
Aircraft maintenance materials and outside repairs increased $65 million, or 10.5%, in the third quarter of 2023 as compared to the year-ago period, primarily due to increased flight activity driving higher maintenance materials usage and increased volumes of both engine overhauls and airframe heavy maintenance checks.
Depreciation expense increased $53 million, or 8.7%, in the third quarter of 2023 as compared to the year-ago period, primarily due to new aircraft inducted into service.
Distribution expenses increased $34 million, or 7.1%, in the third quarter of 2023 as compared to the year-ago period, primarily due to higher credit card fees, agency commissions and global distribution fees driven by the overall increase in passenger revenue.

Details of the Company's special charges include the following for the three months ended September 30 (in millions):

	2023	2022
Labor contract ratification bonuses	$1	$—
(Gains) losses on sale of assets and other special charges	28	20
Special charges	$29	$20
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.
Other operating expenses increased $368 million, or 20.6%, in the third quarter of 2023 as compared to the year ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings and consumption, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Interest expense	$(493)	$(455)	$38	8.4
Interest income	234	104	130	NM
Interest capitalized	48	27	21	77.8
Unrealized gains (losses) on investments, net	(54)	28	(82)	NM
Miscellaneous, net	11	(9)	(20)	NM
Total	$(254)	$(305)	$(51)	(16.7)
Interest expense increased $38 million, or 8.4%, in the third quarter of 2023 as compared to the year-ago period, primarily due to higher interest rates on variable rate debt and new debt issuances in the current period, partially offset by reduced interest expense on the prepayment of $1.0 billion of debt in the second quarter of 2023.
Interest income increased $130 million in the third quarter of 2023 as compared to the year-ago period, primarily due to higher short-term investments in U.S. government and agency notes.
Unrealized losses on investments, net, was $54 million in the third quarter of 2023 as compared to $28 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Nine Months 2023 Compared to First Nine Months 2022
The Company recorded net income of $2.0 billion in the first nine months of 2023 as compared to a net loss of $106 million in the first nine months of 2022. The Company's operating income was $3.2 billion for the first nine months of 2023, as compared to $960 million for the first nine months of 2022, an approximately $2.3 billion increase year-over-year, primarily as a result of increased demand for air travel and lower fuel costs. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change
Operating revenue	$40,091	$32,555	$7,536	23.1
Operating expense	36,878	31,595	5,283	16.7
Operating income	3,213	960	2,253	NM
Nonoperating expense, net	(597)	(1,100)	(503)	(45.7)
Income tax expense (benefit)	598	(34)	632	NM
Net income (loss)	$2,018	$(106)	$2,124	NM

Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2023	2022	Increase (Decrease)	% Change
Passengers (thousands)	123,148	106,058	17,090	16.1
RPMs (millions)	183,764	152,033	31,731	20.9
ASMs (millions)	217,606	183,564	34,042	18.5
Passenger load factor	84.4%	82.8%	1.6 pts.	N/A
PRASM (cents)	16.83	15.71	1.12	7.1
TRASM (cents)	18.42	17.73	0.69	3.9
Yield (cents)	19.93	18.96	0.97	5.1
CTM (millions)	2,265	2,276	(11)	(0.5)
CASM (cents)	16.95	17.21	(0.26)	(1.5)
CASM-ex (Non-GAAP) (cents) (a)	11.94	11.74	0.20	1.7
Average price per gallon of fuel, including fuel taxes	$2.97	$3.67	$(0.70)	(19.1)
Fuel gallons consumed (millions)	3,146	2,672	474	17.7
Employee headcount, as of September 30	102,000	90,800	11,200	12.3
(a) See "Supplemental Information" below for a reconciliation to CASM, the most directly comparable GAAP measure.
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Passenger revenue	$36,625	$28,830	$7,795	27.0
Cargo	1,093	1,699	(606)	(35.7)
Other operating revenue	2,373	2,026	347	17.1
Total operating revenue	$40,091	$32,555	$7,536	23.1
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Increase (decrease) from 2022:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$3,143	$2,085	$2,021	$546	$7,795
Passenger revenue	16.8%	35.5%	NM	18.6%	27.0%
Average fare per passenger	1.7%	10.5%	10.1%	12.8%	9.4%
Yield	4.1%	10.7%	(1.9)%	11.8%	5.1%
PRASM	4.0%	11.4%	27.7%	18.1%	7.1%
Passengers	14.9%	22.6%	NM	5.2%	16.1%
RPMs	12.2%	22.3%	NM	6.1%	20.9%
ASMs	12.3%	21.6%	NM	0.5%	18.5%
Passenger load factor (points)	(0.1)	0.5	18.9	4.6	1.6
Passenger revenue increased $7.8 billion, or 27.0%, in the first nine months of 2023 as compared to the year-ago period, primarily due to an 18.5% increase in capacity as well as strength in both yield and passenger load factor.
Cargo revenue decreased $606 million, or 35.7%, in the first nine months of 2023 as compared to the year-ago period, primarily due to lower yields as a result of increased market capacity and rate pressures.
Other operating revenue increased $347 million, or 17.1%, in the first nine months of 2023 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending and new credit card member acquisitions with the co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as United Club re-openings and related increases in the purchases of United Club memberships and one-time lounge passes as compared to the year-ago period.

Operating Expenses. The table below includes data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Salaries and related costs	$10,946	$8,466	$2,480	29.3
Aircraft fuel	9,336	9,796	(460)	(4.7)
Landing fees and other rent	2,283	1,919	364	19.0
Aircraft maintenance materials and outside repairs	2,072	1,553	519	33.4
Depreciation and amortization	1,987	1,832	155	8.5
Regional capacity purchase	1,806	1,728	78	4.5
Distribution expenses	1,406	1,101	305	27.7
Aircraft rent	151	193	(42)	(21.8)
Special charges	902	124	778	NM
Other operating expenses	5,989	4,883	1,106	22.7
Total operating expenses	$36,878	$31,595	$5,283	16.7
Salaries and related costs increased $2.5 billion, or 29.3%, in the first nine months of 2023 as compared to the year-ago period, primarily due to approximately 12% increase in headcount from increased flight activity, accruals for pay rate increases related to a new collective bargaining agreement with employees represented by ALPA, annual wage rate increases across employee groups and an increase of $513 million in profit sharing expense due to both an increase in pre-tax income and a change in the profit sharing formula as a result of the new pilot agreement.
Aircraft fuel expense decreased $460 million, or 4.7%, in the first nine months of 2023 as compared to the year-ago period, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2023, as compared to the year-ago period (in millions, except percentage change and per gallon data):

	2023	2022	Increase (Decrease)	% Change
Fuel expense	$9,336	$9,796	$(460)	(4.7)%
Fuel consumption (gallons)	3,146	2,672	474	17.7%
Average price per gallon	$2.97	$3.67	$(0.70)	(19.1)%
Landing fees and other rent increased $364 million, or 19.0%, in the first nine months of 2023 as compared to the year-ago period, primarily due to increased flying driving higher landed weight volume and a higher number of enplaned passengers.
Aircraft maintenance materials and outside repairs increased $519 million, or 33.4%, in the first nine months of 2023 as compared to the year-ago period, primarily due to increased flight activity and increased volumes of both engine overhauls and airframe heavy maintenance checks.
Depreciation expense increased $155 million, or 8.5%, in the first nine months of 2023 as compared to the year-ago period, primarily due to new aircraft inducted into service.
Regional capacity purchase increased $78 million, or 4.5%, in the first nine months of 2023 as compared to the year-ago period despite an approximately 16% reduction in regional capacity, primarily due to rate increases under various capacity purchase agreements with regional carriers.
Distribution expenses increased $305 million, or 27.7%, in the first nine months of 2023 as compared to the year-ago period, primarily due to higher credit card fees, travel agency commissions and global distribution fees driven by the overall increase in passenger revenue.
Details of the Company's special charges include the following for the nine months ended September 30 (in millions):

	2023	2022
Labor contract ratification bonuses	$814	$—
(Gains) losses on sale of assets and other special charges	88	124
Special charges	$902	$124

See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.
Other operating expenses increased $1.1 billion, or 22.7%, in the first nine months of 2023 as compared to the year-ago period, primarily due to increases in ground handling, passenger services, food and beverage offerings and consumption, navigation fees and personnel-related costs as a direct result of the increase in flight activity and inflationary pressures and higher expenditures on information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2023	2022	Increase (Decrease)	% Change
Interest expense	$(1,472)	$(1,299)	$173	13.3
Interest income	620	142	478	NM
Interest capitalized	128	73	55	75.3
Unrealized gains (losses) on investments, net	54	(12)	(66)	NM
Miscellaneous, net	73	(4)	(77)	NM
Total	$(597)	$(1,100)	$(503)	(45.7)
Interest expense increased $173 million, or 13.3%, in the first nine months of 2023 as compared to the year-ago period, primarily due to higher interest rates on variable rate debt and new debt issuances in the current period, partially offset by reduced interest expense on the prepayment of $1.0 billion of debt in the second quarter of 2023.
Interest income increased $478 million in the first nine months of 2023 as compared to the year-ago period, primarily due to higher short-term investments in U.S. government and agency notes. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.
Unrealized gains on investments, net, was $54 million in the first nine months of 2023 as compared to $12 million in unrealized losses in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net changed by $77 million in the first nine months of 2023 as compared to the year-ago period, primarily due to lower foreign exchange losses and higher benefit from the pensions and postretirement benefit plans.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of September 30, 2023, the Company had $17.1 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $16.4 billion at December 31, 2022. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize stockholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are each managed efficiently.
The Company has a $1.75 billion revolving credit facility (the "Revolving Credit Facility") expiring April 21, 2025 (subject to customary extension rights). The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the Revolving Credit Facility at September 30, 2023.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2023, the Company had approximately $36.7 billion of debt, finance lease, operating lease and other financial liabilities, including $4.6 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2023, UAL and United were in compliance with their respective debt covenants. As of September 30, 2023, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 7 to the financial statements included in Part I, Item I of this report for additional information on commitments.
As of September 30, 2023, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2023	2024	After 2024	Last Three Months of 2023	2024	After 2024
787	150	—	8	142	—	8	142
737 MAX	374	73	100	201	20	77	277
A321neo	130	4	26	100	4	26	100
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United.
The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
On September 28, 2023, United entered into a supplemental agreement with Boeing, pursuant to which United exercised options to purchase 50 Boeing 787-9 aircraft scheduled for delivery between 2028 and 2031 and was granted options to purchase up to an additional 50 Boeing 787 aircraft. In addition, on September 29, 2023, United entered into an amendment to the A320 Family Purchase Agreement, dated December 19, 2019, as amended, with Airbus, pursuant to which United exercised purchase rights to purchase 60 A321neo aircraft scheduled for delivery between 2028 and 2030 and was granted purchase rights to purchase up to an additional 40 A321neo aircraft. The table above reflects the number of firm commitments related to these agreements as well as the contractual and expected aircraft deliveries.
The table below summarizes United's firm commitments as of September 30, 2023, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United.

(in billions)
Last three months of 2023	$4.6
2024	8.8
2025	8.0
2026	6.1
2027	5.0
After 2027	29.6
$62.1

Sources and Uses of Cash
The following table summarizes our cash flows for the nine months ended September 30 (in millions):

	2023	2022	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$7,821	$4,908	$2,913
Investing activities	(5,363)	(9,442)	(4,079)
Financing activities	(1,769)	(2,472)	(703)
Net increase (decrease) in cash, cash equivalents and restricted cash	$689	$(7,006)	$7,695
Operating Activities. Cash flows provided by operations increased $2.9 billion in the first nine months of 2023 as compared to the year-ago period, primarily due to an increase in operating income as improvements in the demand for air travel continued.
Investing Activities. Cash flows used in investing activities decreased $4.1 billion in the first nine months of 2023 as compared to the year-ago period, primarily due to a $7.6 billion increase in proceeds from the sale of short-term and other investments, partially offset by a $2.8 billion increase in capital expenditures. Capital expenditures were primarily attributable to the purchase of aircraft, aircraft improvements and advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in the nine months ended September 30, 2023 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the nine months ended September 30, 2023 and 2022, the Company made payments for debt, finance leases, and other financing liabilities of $3.4 billion and $2.6 billion, respectively. The payments in the first nine months of 2023 included a prepayment of $1.0 billion for a 2021 term loan facility.
Debt and Other Financing Liabilities Issuances. On June 20, 2023, the Company and Wilmington Trust, National Association, as subordination agent and pass through trustee (the "Trustee") under a certain pass through trust newly formed by the Company, entered into the Note Purchase Agreement, dated as of June 20, 2023 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by the Company of equipment notes (the "Equipment Notes") in the aggregate principal amount of $1.3 billion to finance 39 Boeing aircraft delivered new to the Company from August 2022 to May 2023. Pursuant to the Note Purchase Agreement, the Trustee purchased Equipment Notes issued under a trust indenture and mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each aircraft entered into by the Company and Wilmington Trust, National Association, as mortgagee. Each Indenture provides for the issuance of Equipment Notes in a single series, Series A, bearing interest at the rate of 5.80% per annum. The Equipment Notes were purchased by the Trustee, using the proceeds from the sale of Pass Through Certificates, Series 2023-1A, issued by a pass through trust newly-formed by the Company to facilitate the financing of the aircraft. The interest on the Equipment Notes is payable semi-annually on each January 15 and July 15, beginning on January 15, 2024. The principal payments on the Equipment Notes are scheduled on January 15 and July 15 of each year, beginning on July 15, 2024. The final payments on the Equipment Notes will be due on January 15, 2036.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB-	Ba2	B+
United	BB-	*	B+
*The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates, term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
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
Supplemental Information
The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including CASM-ex. The Company has provided CASM-ex, a non-GAAP financial measure, which is not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measure that is calculated and presented in accordance with GAAP. Management believes that adjusting for special charges is useful to investors because special charges are not indicative of UAL's ongoing performance. Management also believes that excluding third-party business expenses, such as expenses associated with maintenance and ground handling for third parties, from CASM provides more meaningful disclosure because these expenses are not directly related to the Company's core business. Management also believes that excluding fuel costs from CASM is useful to investors because it provides an additional measure of management's performance excluding the effects of a significant cost item over which management has limited influence. Management also believes that excluding profit sharing from CASM allows investors to better understand and analyze the Company's operating cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.
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
Below is a reconciliation of the non-GAAP financial measure provided in this report (CASM-ex) to the most directly comparable GAAP financial measure (CASM) (in cents):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CASM (GAAP)	16.27	16.87	16.95	17.21
Fuel expense	4.26	5.55	4.29	5.34
Special charges	0.04	0.03	0.42	0.07
Profit sharing	0.39	0.01	0.24	—
Third-party business expenses	0.07	0.06	0.06	0.06
CASM-ex (Non-GAAP)	11.51	11.22	11.94	11.74
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet, product development, ESG-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, as well as related costs or other issues, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; the adverse impacts of the ongoing COVID-19 global pandemic on our business, operating results, financial condition and liquidity; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and voluntary or mandatory operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the continuation of the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and to Tel Aviv as a result of the Israeli-Palestinian military conflict and an escalation of the broader economic consequences of the conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, the technology or systems; increasing privacy and data security obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, including our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; the impacts of the phase out of the London interbank offer rate; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the 2022 Form 10-K and Part II, Item 1A. Risk Factors of this report, and under "Economic and Market Factors" and "Governmental Actions" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2023, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2023
During the three months ended September 30, 2023, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2022 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A., Risk Factors of the 2022 Form 10-K except for the changes to the following risk factor related to the monetary and operational costs of compliance with extensive government regulation of the airline industry:
The airline industry is subject to extensive government regulation, which imposes significant costs and may adversely impact our business, operating results and financial condition.
Airlines are subject to extensive regulatory and legal oversight. Compliance with U.S. and international regulations imposes significant costs and may have adverse effects on the Company.
United provides air transportation under certificates of public convenience and necessity issued by the U.S. Department of Transportation ("DOT"). If the DOT modified, suspended or revoked these certificates, it could have a material adverse effect on the Company's business. The DOT also regulates consumer protection and, through its investigations or rulemaking authority (including, for example, any rulemakings or initiatives in response to the Executive Order on Promoting Competition in the American Economy issued by the President on July 9, 2021), could impose restrictions that materially impact the Company's business. United also operates pursuant to an air carrier operating certificate issued by the Federal Aviation Administration ("FAA"), and FAA orders and directives have previously resulted in the temporary grounding of an entire aircraft type when the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action (including the FAA Emergency Airworthiness Directive grounding our Boeing 777 Pratt & Whitney powered aircraft), which has had an effect that has been material to the Company's business, operating results and financial condition.
In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses a range of policy issues related to aviation tax, airline customer service and aviation safety. Depending on how the issues are implemented, our operations and costs could be materially impacted. Additionally, the U.S. Congress may consider legislation related to environmental issues relevant to the airline industry, such as implementation of Carbon Offsetting and Reduction Scheme for International Aviation, which could negatively impact the Company and the airline industry.
The Company's operations may also be adversely impacted due to the existing antiquated air traffic control ("ATC") system utilized by the U.S. government and regulated by the FAA, which may not be able to effectively handle projected future air traffic growth. The outdated ATC system has led to short-term capacity constraints imposed by government agencies and has resulted in delays and disruptions of air traffic during peak travel periods in certain markets due to its inability to handle demand and reduced resiliency in the event of a failure causing flight cancellations and delays. Failure to update the ATC system in a timely manner and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company's financial condition or operating results.
Access to slots at several major U.S. airports and many foreign airports served by the Company is subject to government regulation on airspace management and competition that might limit the number of slots or change the rules on the use and transfer of slots. If slots are eliminated at one of our hubs or other airports, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on take-offs and landings could result in greater congestion both at the affected airport and in the regional airspace and could significantly impact the Company's operations. Similarly, a government or regulatory agency, including DOT, could choose to impose slot restrictions at one of our hubs or other airports or grant increased access to another carrier and limit or reduce our operations at an airport, whether or not slot-controlled, which could have significant impact on our operations. The DOT (including FAA) may limit the Company's airport access by limiting the number of departure and arrival slots at congested airports, which could affect the Company's ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost to access their facilities, which could have an adverse effect on the Company's business. If the DOT were to take actions that adversely affect the Company's slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots.
The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights or the number of carriers allowed access to particular airports. Applicable arrangements between the United States and foreign governments (such as "Open Skies" (meaning all U.S. and foreign carriers have access to the destination)) may be amended from time to time, government policies with respect to airport operations may be revised and the availability of appropriate slots or facilities may change, which could have a material adverse impact on the Company's financial condition and operating results and could result in the impairment of material amounts of related tangible and intangible assets. For instance, the COVID-19 pandemic resulted in increased regulatory burdens in the U.S. and around the globe, which included closure of international borders to flights and/or passengers from specific countries, passenger and crew quarantine requirements and other regulations promulgated to protect public health but that have had and may continue to have a negative impact on travel and airline operations.
In addition, disruptions to the Company's business could result from the deployment of new cellular networks (e.g., "5G") by wireless carriers, which, due to potential interference with aircraft systems, could cause flights to be cancelled or diverted, which in turn could affect consumer perceptions of the safety of air travel. For example, over the past two years regulators addressed potential "5G" interference on a temporary and piecemeal basis tailored to specific aircraft and airports, which could occur again. Systematic regulation of the overlap between aviation systems and cellular networks may not occur in the near term or may not involve terms that are favorable to the Company.
Moreover, any legislation that would result in a reshaping of the benefits that the Company is able to provide to its consumers through the co-branded credit cards issued by our partner could also materially negatively affect the Company's profitability and competitive position.
In addition, competition from revenue-sharing joint business arrangements ("JBAs") and other alliance arrangements by and among other airlines could impair the value of the Company's business and assets on the Open Skies routes. The Company's plans to enter into or expand U.S. antitrust immunized alliances and JBAs on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and other applicable foreign government clearances or satisfaction of other applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or will continue in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.
See Part I, Item 1. Business—Industry Regulation, of the 2022 Form 10-K, for additional information on government regulation impacting the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) None
(b) None
(c) None
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

(c) During the three months ended September 30, 2023, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

*10.1	UAL United	Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc.

*10.2	UAL United	Aircraft General Terms Agreement, dated as of October 10, 1997, by and among Continental Airlines, Inc. and The Boeing Company

*10.3	UAL United	Purchase Agreement No. PA-03776, dated as of July 12, 2012, between The Boeing Company and United Continental Holdings, Inc.

*10.4	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated as of June 17, 2013, between The Boeing Company and United Continental Holdings, Inc.

*10.5	UAL United	Purchase Agreement Assignment to Purchase Agreement No. 03776, dated as of October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc.

*10.6	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 03776, dated as of January 14, 2015, between The Boeing Company and United Airlines, Inc.

*10.7	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 03776, dated as of May 26, 2015 between The Boeing Company and United Airlines, Inc.

*10.8	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 03776, dated as of June 12, 2015 between The Boeing Company and United Airlines, Inc.

*10.9	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated as of January 20, 2016, between The Boeing Company and United Airlines, Inc.

*10.10	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated as of February 8, 2016, between The Boeing Company and United Airlines, Inc.

*10.11	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 03776, dated as of December 27, 2016, between The Boeing Company and United Airlines, Inc.

*10.12	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 03776, dated as of June 7, 2017, between The Boeing Company and United Airlines, Inc.

*10.13	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 03776, dated as of June 15, 2017, between The Boeing Company and United Airlines, Inc.

*10.14	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 03776, dated as of May 15, 2018, between The Boeing Company and United Airlines, Inc.

*10.15	UAL United	Supplemental Agreement No. 11 to Purchase Agreement No. 03776, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc.

*10.16	UAL United	Supplemental Agreement No. 12 to Purchase Agreement No. 03776, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc.

^10.17	UAL United	Supplemental Agreement No. 15 to Purchase Agreement No. 03776, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc.

*10.18	UAL United	Purchase Agreement No. 3860, dated as of September 27, 2012, between The Boeing Company and United Air Lines, Inc.

*10.19	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated as of June 17, 2013, between The Boeing Company and United Airlines, Inc.

*10.20	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated as of December 16, 2013, between The Boeing Company and United Airlines, Inc.

*10.21	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014, between The Boeing Company and United Airlines, Inc.

*10.22	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015, between The Boeing Company and United Airlines, Inc.

*10.23	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015, between The Boeing Company and United Airlines, Inc.

*10.24	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015, between The Boeing Company and United Airlines, Inc.

*10.25	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated as of March 7, 2016, between The Boeing Company and United Airlines, Inc.

*10.26	UAL United	Letter Agreement to Purchase Agreement No. 3860, dated as of May 5, 2016, between The Boeing Company and United Airlines, Inc.

*10.27	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 3860, Dated June 15, 2017, between The Boeing Company and United Airlines, Inc.

*10.28	UAL United	Letter Agreement No. 1604287, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 3776, 3784 and 3860)

*10.29	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 3860, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc.

*10.30	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 3860, dated as of November 1, 2018, between The Boeing Company and United Airlines, Inc.

*10.31	UAL United	Supplemental Agreement No. 11 to Purchase Agreement No. 3860, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc.

^10.32	UAL United	Supplemental Agreement No. 12 to Purchase Agreement No. 3860, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc.

^10.33	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 04761, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc.

^10.34	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 04815, dated as of September 28, 2023, between The Boeing Company and United Airlines, Inc.

^10.35	UAL United	Letter Agreement No. 22004729R1, dated as of September 28, 2023, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03860, 04815 and 02484)

^10.36	UAL United	Amendment No. 4 to the Amended and Restated A350-900 Purchase Agreement between Airbus S.A.S. and United Airlines, Inc., effective as of September 29, 2023

^10.37	UAL United	Amendment No. 5 to the A320 Family Purchase Agreement between Airbus S.A.S. and United Airlines, Inc., effective as of September 29, 2023

†10.38	UAL United	Offer Letter, dated September 20, 2023, between United Airlines Holdings, Inc., United Airlines, Inc. and Michael Leskinen

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed with this Quarterly Report on Form 10-Q solely for the purpose of transitioning these previously-filed exhibits, which are the subject of expiring confidential treatment orders, to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv). Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	October 18, 2023	By:	/s/ Michael Leskinen
Michael Leskinen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 18, 2023	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 18, 2023	By:	/s/ Michael Leskinen
Michael Leskinen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 18, 2023	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (Principal Accounting Officer)