Form 10-K
period 2023-12-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2024-02-29
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of common stock held by non-affiliates of United Airlines Holdings, Inc. was $17.9 billion as of June 30, 2023 based on the closing sale price of $54.87 on that date. There is no market for United Airlines, Inc. common stock.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 2024.

United Airlines Holdings, Inc.	328,025,881	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
This combined Form 10-K is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc.
OMISSION OF CERTAIN INFORMATION
United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Airlines Holdings, Inc. from its definitive proxy statement for its 2024 Annual Meeting of Stockholders.

United Airlines Holdings, Inc. and Subsidiary Companies
United Airlines, Inc. and Subsidiary Companies
Annual Report on Form 10-K
For the Year Ended December 31, 2023

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
Operations
The Company transports people and cargo throughout North America and to destinations in Asia, Europe, Africa, the Pacific, the Middle East and Latin America. UAL, through United and its regional carriers, operates across six continents, with hubs at Chicago O'Hare International Airport ("ORD"), Denver International Airport ("DEN"), George Bush Intercontinental Airport ("IAH"), Los Angeles International Airport ("LAX"), Newark Liberty International Airport ("EWR"), San Francisco International Airport ("SFO"), Washington Dulles International Airport ("IAD") and A.B. Won Pat International Airport ("GUM").
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
United Next. Our United Next plan is our fundamental strategic evolution for driving future growth that we believe will have a transformational effect on the customer experience and earnings power of our business. As part of our United Next plan, in September 2023, United exercised options to purchase 50 Boeing 787-9 aircraft scheduled for delivery between 2028 and 2031 and was granted options to purchase up to an additional 50 Boeing 787 aircraft. In addition, United exercised purchase rights to purchase 60 A321neo aircraft scheduled for delivery between 2028 and 2030 and was granted purchase rights to purchase up to an additional 40 A321neo aircraft. We now expect to take delivery of over 700 new narrow and widebody aircraft by the end of 2033.
Our groundbreaking United Next strategy is expected to increase United's average gauge in North America, to increase the total number of available seats per departure and to significantly lower carbon emissions per seat. United is in the process of retrofitting its mainline, narrow-body planes with its signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight Wi-Fi, as well as a bright look-and-feel with LED lighting. The carrier's international widebodies will feature the United Polaris® business class seat as well as United Premium Plus® seating. The Company plans to replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to fuel efficiency benefits compared to older planes, including an expected 17-25% lower carbon emissions per seat compared to older planes. We believe that United Next will allow us to differentiate our network and segment our products with a greater premium offering while also maintaining fare competitiveness with low-cost carriers.
Regional. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 6% of the Company's total capacity for the year ended December 31, 2023. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. This regional service complements our operations by carrying traffic that connects to our hubs and allows flights to smaller cities that cannot be provided economically with mainline aircraft. CommuteAir LLC ("CommuteAir"), GoJet Airlines LLC ("GoJet"), Mesa Airlines, Inc. ("Mesa"), Republic Airways Inc. ("Republic") and SkyWest Airlines, Inc. ("SkyWest") are all regional carriers that operate with capacity contracted to United under capacity purchase agreements ("CPAs"). Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. In return, the regional carriers operate the capacity of the aircraft included within the scope of such CPA exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.
Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. In 2023, Star Alliance carriers continued to serve more than 1,200 airports in 186 countries with over 16,000 average daily departures. Star Alliance members, in addition to United, are Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways ("ANA"), Asiana Airlines, Austrian Airlines, Aerovías del Continente Americano S.A. (Avianca), Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In addition to its members, during 2023, Star Alliance included Shanghai-based Juneyao Airlines and Thailand-based Thai Smile Airways, a subsidiary of THAI Airways International, as connecting partners and Germany-based Deutsche Bahn, a rail company, as an intermodal partner.
United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier's selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent alliance agreements with other air carriers, including Aer Lingus, Air Dolomiti, Airlink, Azul Linhas Aéreas Brasileiras, Boutique Air, Cape Air, Discover Airlines, Emirates, Eurowings, flydubai, Hawaiian Airlines, JetSuiteX, Olympic Air, Silver Airways, Virgin Australia Airlines and Vistara.
United also participates in four passenger joint business arrangements ("JBAs"): one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Air Dolomiti, Austrian Airlines, Brussels Airlines, Discover Airlines, Edelweiss, Eurowings and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes, one with Air New Zealand covering certain routes between the United States and New Zealand, and one with Air Canada covering certain United States and Canada transborder routes. These passenger JBAs enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering enhanced customer benefits, such as highly competitive flight schedules, fares and services. Separate from the passenger JBAs, United is also a party to cargo JBAs with ANA for transpacific cargo services and with Lufthansa for transatlantic cargo services. These cargo JBAs offer expanded and more seamless access to cargo space across the carriers' respective combined networks.

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
In 2023, approximately 7.4 million MileagePlus flight awards were used on United and United Express. These awards represented approximately 8.1% of United's total revenue passenger miles. Total miles redeemed for flights on United and United Express, including class-of-service upgrades, represented approximately 92% of the total miles redeemed. In addition, excluding miles redeemed for flights on United and United Express, MileagePlus members redeemed miles for approximately 2.4 million other awards. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.
Air Cargo. United provides freight and mail transportation services (air cargo). The majority of air cargo services are provided to commercial businesses, freight forwarders, logistics firms and national postal services. Through our global network, our air cargo operations are able to connect the world's major freight gateways. We generate air cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger flights, as well as through interline and ground trucking arrangements.
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

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2023	4,205	$12,651	$3.01	26%
2022	3,608	$13,113	$3.63	31%
2021	2,729	$5,755	$2.11	22%
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
International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may continue to increase in the future as a result of airline mergers and acquisitions, JBAs, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors. Competition on international routes is subject to varying degrees of governmental regulation. The Company's ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company generally experiences comparable restrictions in foreign countries. Separately, "fifth freedom rights" allow the Company to operate between points in two different foreign countries and foreign carriers may also have fifth freedom rights between the U.S. and another foreign country. In the absence of fifth freedom rights, or some other extra-bilateral right to conduct operations between two foreign countries, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, immunized JBAs and marketing arrangements that enable these carriers to exchange traffic between each other's flights and route networks. Through these arrangements, the Company strives to provide consumers with a growing number of seamless, cost-effective and convenient travel options. See "Alliances" for additional information.
Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.
Environmental, Social and Governance Approach
At United "Good Leads the Way" is more than a slogan; it fuels our mission to build the world's biggest and best airline. Our employees around the world are joined together to enable connections that matter and move society—whether it is connecting people across cultures, flying a loved one to a wedding, connecting medical professionals at a breakthrough conference or getting a business traveler to an important meeting or back home in time for a child’s big game.
Today United is viewed not only as a leader among our peer airlines but as a leader among the world's largest corporations. Our leadership is driven by our desire to blaze new trails by being a force for good, be responsive to the world in which we operate, be responsible for our actions and be committed to doing the right thing. United has devoted its brand, reputation, resources, time and effort to pursuing corporate responsibility goals aimed to generate the most impactful results that we can create. Simply, we aspire to use our influence and scale to lead in a way that inspires the world to action. Over the last few years, we have made historic investments to fight climate change and provided career opportunities to thousands of people.
We set forth below three of our Environmental, Social and Governance focus areas.
Safety Culture
At United, safety is first in everything we do and is our first service standard of Core4 (we are safe, then caring, dependable and efficient). We are focused on promoting our safety culture to help ensure that every employee across United holds each other to the highest safety standards. Our "No Small Roles in Safety" strategy as part of our Safety Management System ("SMS") is designed to imbue every employee with an understanding of his or her significant responsibility in our collective ambition to ensure the highest level of safety performance for our customers and employees. Our laser focus on safety is not only essential to our success but also foundational to our culture.
We continue to evaluate and expand our SMS to incorporate new areas of the business to manage risk as we navigate this exciting time at United with the growth in our aircraft fleet and the increasing number of destinations that we plan to serve. Our improved SMS allows us to proactively identify hazards and mitigate risks to help ensure the safety of our customers and our employees as we grow. In addition, just as we have invested in infrastructure, technology and tools, we are also investing in the training and development of our employees, especially those who are new to United, to help ensure they gain proficiency in their roles and stay safe in the workplace.
Our approach to safety is centered around three components:

1.United SMS: Continuously investing in infrastructure, technology, tools, voluntary safety reporting and training that are built among the key components of our safety policy, safety risk management, safety assurance and safety promotion.
2.Safety in Action: Improving safety through development of robust, proactive safety programs and standards.
3.Safety Data and Innovation: Identifying and mitigating safety hazards through strong data analytics and new technologies and processes.
Environmental Sustainability Strategy
The Company's commitment to operating an environmentally sustainable and responsible airline is woven into its long-term strategy and values. The Company believes that it is critical, now more than ever, to continue to serve its purpose of connecting people and uniting the world and is committed to finding solutions, both individually as a company and together with partners in both the private and public sectors, to do so sustainably and responsibly while also achieving its financial goals. The Company is continuously looking for new ways to reduce its environmental impact in the air, on the ground and at its facilities, which benefits its employees, customers and stockholders. At the end of 2020, the Company pledged a net zero goal to reduce its greenhouse gas ("GHG") emissions by 100% by 2050 without relying on the use of voluntary carbon offsets. United was the first airline globally to make such a commitment without relying on the use of voluntary carbon offsets. Given the airline industry's designation as a 'hard-to-abate sector', the Company is committed to tackling the root causes of its GHG emissions—primarily combustion of conventional jet fuel—so that it can realize meaningful, long-lasting change that supports a more sustainable future. The Company believes that not relying on voluntary carbon offsets that assert to accomplish emissions reductions out-of-sector is important and the right priority because the airline industry should focus on decarbonization within its own activities as the industry cannot afford to divert resources and attention toward voluntary carbon offset programs that do not effectuate real progress within aviation operations.
The Company's earnest intention on meeting the net zero GHG emissions goal by 2050 led the Company to commit to a mid-term target of reducing, compared to 2019, its carbon emissions intensity by 50% by 2035. This intensity target is intended to align the Company's net zero goal with the temperature limit goals of the Paris Agreement and allow the Company to show progress towards its 2050 net zero GHG emissions goal in the nearer term. This 2035 target received independent validation from the Science Based Targets initiative (SBTi) in May 2023.
The Company is committed to redefining the future of air travel with environmental sustainability and responsibility at the forefront because it believes that it is the Company's responsibility to take tangible steps to mitigate climate change impacts from its operations. In addition, the Company's climate goals and overall climate strategy are increasingly important factors in its relationships with its employees, stockholders, customers and other stakeholders. Its strategy to achieve its climate goals is centered around four key pathways, each of which is described in further detail below: (i) emitting less GHGs; (ii) adopting more sustainable alternatives to conventional jet fuel; (iii) making improvements to its operations beyond its flights; and (iv) collaborating with employees, customers, airports, suppliers, cross-industry partners and policymakers to facilitate faster action and commercializing technology solutions designed to address climate change. The Company's Board of Directors (the "Board"), including through its Public Responsibility Committee, provides oversight of its environmental sustainability and climate-related strategic goals and objectives to ensure integration with its core business strategy. Management periodically updates the Board on the implementation of the Company's climate-related strategic goals and objectives. The Board, including through its Public Responsibility Committee, also oversees management's identification, evaluation and monitoring of environmental (including climate-related) trends, issues, concerns, risks and opportunities that affect or could affect the Company's reputation, business activities, strategies and performance.
•Emitting Less GHGs: As part of this plan, the Company is focused on improving fuel efficiency and reducing GHG emissions in its operations. Its main focus in realizing this objective is reducing its conventional jet fuel consumption, which is both the largest contributor to its environmental footprint and a sizable expense for the Company. To do so, the Company is prioritizing the introduction of newer, more fuel-efficient aircraft into its fleet as part of its United Next plan as well as improving the fuel efficiency of its existing fleet. The United Next aircraft ordered will reduce United's per-seat carbon emissions by approximately 20% compared to the older models they will replace.
In conjunction with improving the fuel efficiency of its fleet, the Company has been incorporating fuel efficiency considerations within flight and ground operations, including implementing operational and procedural initiatives designed to drive fuel conservation. The Company has worked collaboratively across its organization and with Air Traffic Control ("ATC") providers to strive to improve fuel efficiency through the implementation of best practices and by training its pilots and dispatchers and supplying them with the necessary tools to execute those strategies.

The Company, through the aerospace-focused investment vertical, of its corporate venture capital arm, United Airlines Ventures, Ltd. ("UAV"), also has been collaborating with, as well as investing in, early-stage climate technology companies that focus on lower carbon alternative propulsion technologies.
•Adopting More Sustainable Alternatives to Conventional Jet Fuel: We believe that large-scale adoption of sustainable aviation fuel ("SAF") in our operations is critical to achieving our net zero GHG target. SAF is an alternative to conventional jet fuel and its potential to scale is due to its 'drop-in' readiness, which means it can be used in current operations with existing aircraft and infrastructure without alterations required. The Company is working with strategic partners to scale, employ and commercialize the use of SAF as the Company believes that it is the most promising technology solution in development to date that can help abate emissions from the Company's flight operations. SAF is intended to reduce lifecycle GHG emissions by up to 85% compared with conventional jet fuel and has the added benefits of having a limited impact on performance or safety, reducing sulfur dioxide (SO2) and soot particle emissions as well as providing energy diversification.
While the Company is an aviation leader in investing in future SAF production, SAF supply in the jet fuel market is currently constrained and represents, according to industry estimates, far less than 1% of global commercial aviation fuel usage. Additionally, the purchase of SAF today comes with a price premium, compared to conventional jet fuel, to account for the additional costs of scaling and producing this early-stage solution. As a result, as of December 31, 2023, the total volume of SAF the Company used in its operations remained less than 0.1% of its total aviation fuel usage. These challenges with present-day SAF have informed the Company's strategy of investing in SAF producers and technology to help scale the SAF market and unlock future supply for the Company.
The Company has an established history in the investment in, and use of, SAF. Beginning in 2015, the Company made its first investment in a company working to commercialize SAF production. In 2016, the Company became the first airline globally to start using SAF in its regular operations on an ongoing basis at various airports. The Company has progressed its SAF strategy with several notable milestones, including the following:
◦In 2021 the Company launched its first-of-its-kind Eco-Skies Alliance program for corporations to help advance the SAF market by working with the Company to fund the price premium for SAF. The Company also established UAV, a corporate venture capital arm that seeks to invest in promising sustainable aviation technologies and innovation to usher in the future of air travel. Additionally, the Company made aviation history by operating the first passenger flight using 100% SAF in one engine from Chicago to Washington, D.C.
◦In 2022 the Company signed a purchase agreement with Neste for up to 52.5 million gallons of SAF at domestic and international stations, becoming the first U.S. airline to execute an international purchase agreement for SAF.
◦In 2023 the Company launched, through UAV, the United Airlines Ventures Sustainable Flight Fund (the "Fund") to support start-ups focused on accelerating the research, production and technologies associated with SAF. The Fund began in February 2023 with more than $100 million in commitments from United and five limited partners. As of February 2024, the Fund has since increased in size to more than $200 million in committed capital among a total of 22 corporate partners.
•Improving Our Operations Beyond Our Flights: The Company recognizes that its responsibility to address its environmental impact extends beyond the emissions generated from flights to operations across its enterprise. The Company is focused on embedding sustainability within its operations, strengthening cross-functional teams and working on initiatives intended to drive more sustainable operations while maintaining efficiencies across the business.
United continues to progress its strategic electrification of ground service equipment ("GSE") across its hubs and stations. As of the end of 2023, over 4,650 units of the Company's GSE around the world are electric, representing approximately 35% of its GSE fleet. Electrifying its fleet is integral to the Company achieving its long-term sustainability goals and the Company is committed to strategically addressing the GHG emissions from our ground operations. In early 2023, United took delivery of two Goldhofer AST-E Phoenix electric towbarless tractors for use at LAX. The Company was the first airline in North America to own and operate such equipment.
•Collaborating with Partners: The Company recognizes it cannot achieve its climate targets alone. The Company has devoted a significant amount of time and energy to defining a better future of flying by collaborating with employees, customers, airports, suppliers, cross-industry partners and policymakers across its value chain to scale the supply of SAF, invest in decarbonization technology solutions, minimize its environmental impact and protect the environment, all of which are key to advancing the Company's climate goals. Some of the Company's highlights in this area include the following:
◦The Company has historically supported the adoption of more aggressive industry targets and worked with both Airlines for America ("A4A") and the International Air Transport Association to drive adoption of industry-wide net-zero emissions targets by 2050 for domestic and international carriers, respectively. In addition, the Company worked with other airlines, low-carbon fuel producers and other stakeholders from across the SAF value chain to support the Biden Administration's SAF Grand Challenge to collectively make 3 billion gallons of SAF available domestically by 2030.
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
◦The Company worked with federal policymakers to champion passage of new production tax credits for SAF in the Inflation Reduction Act of 2022 (the "IRA"). These credits create an economic incentive for increased SAF production within the United States.
◦The Company led a cross-sectoral effort to incentivize SAF in Illinois, lowering the overall cost of SAF for consumption at the state level. The Sustainable Aviation Fuel Purchase Credit was enacted in Illinois in February 2023 and became effective in mid-2023.
In 2023, the Company evolved its GHG reporting to align with corporate best practices around GHG accounting protocols, including anticipated updates in accounting guidance from SBTi and the Greenhouse Gas Protocol. This revised reporting methodology allows us to provide greater transparency around the aircraft's GHG emissions from burning conventional jet fuel and SAF. Biogenic GHG emissions from SAF are not reported as Scope 1-3 emissions. The Company believes that its absolute GHG emissions will increase in the immediate future as the Company continues to grow. In addition, even though purchasing voluntary carbon offsets could present near-term emissions reductions, as outlined above, the Company is resolute in attaining its mid-term and long-term climate goals without relying on the use of voluntary carbon offsets to support its climate targets and has made progress towards implementing solutions that the Company believes are needed to permanently change aviation and reduce the environmental impact of air travel to protect our planet for generations to come. Such commitment is demonstrated by the end of the Company's customer offset program and elimination of emission reductions realized by carbon offsets as reflected in its GHG inventory. Additional quantitative emissions data for fiscal years 2022 and 2021 are as follows:

Carbon Emissions	2022	2021
Direct (Scope 1) GHG Emissions in Metric Tons CO2e
Gross GHG emissions	30,400,715	21,375,275
Net GHG emissions	30,400,715	21,370,485
Biogenic Emissions in Metric Tons CO2e
Biogenic (Outside of Scope) Emissions	26,806	Not calculated
Indirect Emissions in Metric Tons CO2e
Indirect (Scope 2) GHG emissions	149,252	160,794
Other indirect (Scope 3) GHG emissions (a)	13,343,676	5,561,745
Total Net GHG Emissions in Metric Tons CO2e (b)	43,893,642	27,093,024

Carbon Emissions Intensity Rates (c)	2022	2021
Emissions Intensity per Revenue ton-kilometer ("RTK")
Mainline RTKs (millions) (d)	39,526	25,212
Metric tons CO2e/1,000 mainline RTKs (e)	773	854
Metric tons CO2e/1,000 mainline and regional RTKs (f)	1,098	1,307
Emissions Intensity per ASM
ASMs (millions) (g)	247,858	178,684
Metric tons CO2e/1,000 mainline and regional ASMs (h)	176	151
(a)2021 included Scope 3 categories 4, 7, 14 and 15 while 2022 included Scope 3 categories 3, 4, 7, 14 and 15.
(b)Excludes biogenic emissions in accordance with Greenhouse Gas Protocol.
(c)Intensity rates and operational figures are calculated based on third-party verified data for 2022 and 2021.
(d)The number of mainline revenue (passenger and cargo) tons transported multiplied by the number of miles flown on each segment.
(e)Scope 1+2 emissions/mainline RTKs; metric used for tracking progress against industry goal of 1.5%/year efficiency improvement.
(f)Scope 1+2+3 (categories 3 and 4) emissions/mainline+regional RTKs; metric used for tracking progress against the Company's 2035 carbon emissions intensity goal and 2050 carbon emission goal.
(g)The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(h)Scope 1+2+3 (categories 3, 4, 7 and 14) emissions/mainline+regional ASMs.

Additional information on United's commitment to environmental sustainability is available at united.com/sustainability. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
Human Capital Management and Resources
Demographics: As of December 31, 2023, UAL, including its subsidiaries, had approximately 103,300 employees, of whom approximately 83% were represented by various U.S. labor organizations. See our section "The maintenance of our relationships with our labor unions" below for information on the represented employee groups.
As of December 31, 2023, of our U.S. employees, approximately 39% were female and approximately 50% self-identified as part of an underrepresented racial or ethnic group. Our workforce diversity metrics are reported regularly to the executive team and to the Board. The Board believes that its membership should continue to reflect a diversity of gender, race, ethnicity, age, sexual orientation and gender identity and is committed to actively seeking women and minority candidates for the pool from which director candidates are chosen in support of the Board's commitment to diversity. The following table contains aggregate information regarding certain self-identified characteristics of our U.S. employees and directors:

	U.S. Employees and Directors (a)
	Board of Directors	Company-wide	Frontline	Professional/ Supervisory	Senior Professional/ Leaders	Senior Leaders
Female	5	36,089	31,320	3,278	1,400	91
Male	9	56,008	49,322	3,977	2,533	176
Asian	—	11,434	9,650	1,000	760	24
American Indian/Alaska Native	—	401	363	26	11	1
Black/African American	3	13,580	12,158	1,089	317	16
Hispanic/Latino	—	16,411	14,677	1,345	372	17
Hawaiian/Pacific Island	—	2,674	2,485	153	35	1
Not disclosed	—	1,388	1,227	104	54	3
Two or more races	—	1,764	1,561	145	53	5
White	11	44,445	38,521	3,393	2,331	200
(a) Employee diversity representation data is for U.S. workforce only, excluding employees on leave and those directly employed by United subsidiaries, as of December 31, 2023. Diversity tracking is prohibited by law in some international locations. Numbers may not sum due to rounding.
People & Culture: We believe that our employees represent the brightest and highest-performing people in the aviation industry. Our continued ability to attract, hire, develop and retain skilled personnel with industry experience and knowledge at all levels of our organization is the foundation of our success, especially in light of our ambitious growth agenda under our United Next plan. Our human capital management strategy is designed to help us find the best talent who can drive our United Next objectives and provide the tools to prepare them for critical roles and leadership positions in the future. We are proud of our Company culture and plan to continue to execute our strategy through the following:
1.Our talent acquisition process and succession planning.
We developed talent acquisition tools and programs to help us continue to (i) attract the candidates who can deliver the highest levels of service to our customers; (ii) ensure recruiting, retention and leadership development goals are systematically executed throughout the Company; and (iii) broaden and strengthen our talent channels and pipelines so that we can cultivate the next generation of talent that will lead our company into the future. In 2023, the Company hired approximately 17,000 employees across the globe through the Company's external career site, professional association partnerships, employee referrals, universities and other external sources.
Our human resources programs are designed to facilitate internal talent mobility. We encourage employees to identify the paths that can build the skills, experience, knowledge and competencies needed for career advancement. In 2023, about 75% of our senior leader positions filled were internal placements and 513 frontline employees were promoted into management roles, the latter of which was consistent with last year and almost three times as many as in prior years.
In addition, as a global company that operates in hundreds of locations around the world with millions of customers, we believe that we have a unique responsibility to provide transformative opportunities to enter into high paying aviation fields that have been inaccessible to many of the people who live in the communities that we serve. We have been focused on effecting change in these communities that we believe can impact the entire aviation workforce landscape through our United Pathways programs (which include the Aviate, Calibrate and Innovate programs that make pilot, technician and digital technology careers more accessible by raising awareness, focusing on skills-first hiring and removing financial barriers).
We believe that our talent management process provides equal and consistent opportunities for employees. The Company's policies strictly prohibit any form of employment discrimination. To ensure accountability over time, we have committed to sharing our U.S. workforce demographic data by self-identified race, ethnicity and gender as well as our Consolidated EEO-1 Report (which includes only the Company's and United Ground Express, Inc.'s U.S. workforces) on an annual basis on our website. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.

Succession planning provides us the opportunity to evaluate our key successors. Executives engage in succession planning by continuously evaluating, developing and mentoring our high potential talent and providing them with advancement opportunities to ensure they are prepared when executive and management positions become available. The Board also engages in annual succession planning and talent development discussions with our Chief Executive Officer, President and Executive Vice President of Human Resources, focusing on our ability to identify, attract, prepare and retain talented employees for future leadership positions.
2.The development of our Company culture that is centered on safety, supports our employees' well-being and promotes the importance of continuously listening and responding to colleague feedback.
As stated above, safety is first in everything we do and is our first Core4 service standard. We are focused on promoting our safety culture to help ensure that every employee across the Company holds each other to the highest safety standards and strives to protect themselves, their colleagues and our customers.
To support the well-being—including physical health, mental health and financial well-being—of our employees and their families, we provide comprehensive access to benefits designed to help employees thrive. One of the ways that we aim to support the wellness of our colleagues is by partnering with them to help ensure they feel they are part of a community. Our highly engaged and employee-led Business Resource Groups ("BRG") build cultural awareness and allyship for the various communities they represent – Black/African American, LGBTQ+, multicultural, multigenerational, people with disabilities, veterans, women and families (working parents and caregivers). Membership in our BRGs grew by approximately 11,000 memberships to approximately 38,000 in 2023. Each of our eight BRGs is sponsored by a member of our executive team.

As we strive to continue to be an employer of choice, we believe it is critical that our workforce is informed, engaged and can provide feedback. Our executive team provides several avenues of engagement to inform our employee needs globally. We routinely conduct employee engagement surveys of our global workforce, which provide feedback on employee satisfaction and cover a variety of topics such as company culture, safety and values, execution of our strategy, diversity, equity and inclusion and individual development, among others.
3.Robust professional and leadership development training programs for all career stages.
Our industry and team are experiencing transformation and we have responded by becoming a learning organization, helping to guide our employees in their journey to reach their full potential. We invest heavily in our training programs, which we believe will better position us to meet our current and future business needs while also driving employee retention. We offer a broad range of leadership and professional training programs for career growth and advancement, which begins with an introduction to our culture when our employees start and progresses through new people leadership trainings as well as high potential development programs at the manager, senior manager, director and managing director levels. We provide all management-level employees with the opportunity to develop their skills through our Leadership, Airport Operations and Digital Training Institutes. With respect to our technical positions, we have developed state-of-the art technical training programs that include immersive training, virtual reality, simulations, on the job training and assessments of proficiency to ensure we operate at the highest level of aviation safety and customer service.
4.The ability for our employees to qualify for retirement, health and wellness benefits as well as, of course, travel privileges.
While our rewards package for most of our employees is defined by collective bargaining agreements, it includes competitive base pay, travel privileges and other comprehensive benefits, including health, wellness and retirement programs for all our employees, including part-time employees. We review both industry and local market data at least annually to identify trends and market gaps in order to maintain the competitiveness of our compensation and employee benefit programs. With respect to executives, a substantial proportion of their total rewards package is variable, at-risk pay that is based on Company performance and delivered in the form of equity, supporting alignment over the long term between our executives and our shareholders. We align our executives' long-term equity compensation with our shareholders' interests by linking realizable pay with stock performance. In addition, the Company has performance-based compensation programs for other management employee leaders, including managers, supervisors and team leads.
5.The maintenance of our relationships with our labor unions.
We bargain in good faith with the unions that represent our employees and frequently engage with union leaders. Collective bargaining agreements between the Company and its represented employee groups are negotiated under the Railway Labor Act ("RLA"). Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered "open for amendment." The following table reflects the Company's represented employee groups, the number of employees per represented group, union representation for each employee group, and the amendable date for each employee group's collective bargaining agreement as of December 31, 2023:

Employee Group	Number of Employees	Union	Agreement Open for Amendment

United Airlines, Inc.:
Flight Attendants	25,803	Association of Flight Attendants	August 2021
Fleet Service	15,624	International Association of Machinists and Aerospace Workers (the "IAM")	May 2025
Pilots	15,445	Air Line Pilots Association ("ALPA")	October 2027
Passenger Service	11,674	IAM	May 2025
Technicians	9,752	International Brotherhood of Teamsters (the "IBT")	December 2024
Storekeepers	1,216	IAM	May 2025
Dispatchers	500	Professional Airline Flight Control Association	December 2024
Fleet Tech Instructors	167	IAM	May 2025
Technical Operations Maintenance Planners	123	IBT	May 2028
Technical Operations Maintenance Controllers	84	IBT	November 2026
Load Planners	77	IAM	May 2025 (a)
Maintenance Instructors	54	IAM	May 2025
Security Officers	40	IAM	May 2025 (a)

United Ground Express, Inc.:
Passenger Service	5,163	IAM	March 2025
(a)Reflecting contract ratification in February 2024.
In January 2023, United and the IBT ratified an extension to its labor contract. The agreement becomes amendable in December 2024. On February 28, 2024, United and the IBT reached a tentative agreement for an extension to their labor contract. The agreement, if ratified, becomes amendable in December 2028. The tentative agreement provides competitive pay increases and improved several work rules. In May 2023, United and the IAM ratified five agreements. The ratified agreements are effective through 2025. On February 23, 2024, United and the IAM ratified agreements covering the security guards in California and central load planners. The ratified agreements are effective through 2025. In September 2023, the Company's pilots represented by ALPA ratified an agreement with United. The agreement includes numerous work rule changes and pay rate increases during the four-year term.
Board Oversight: Our Board, assisted by several of its committees, plays a key role in the strategic oversight of management regarding the development, implementation and effectiveness of the Company's policies and strategies relating to human capital management. The Board's Executive Committee oversees and reviews significant human capital strategies, including culture, talent management and diversity, equity and inclusion ("DEI") matters, and the Board's Public Responsibility Committee reviews and monitors the development and implementation of the Company's DEI and strategic goals and objectives. Many of our Board members have experience overseeing workforce issues as CEOs and presidents of other companies or organizations. The Compensation Committee also engages an independent compensation and benefits consulting firm to help evaluate our executive compensation and benefit programs and to provide benchmarking against a group of peer companies, including peers within the airline industry.
Additional Information: See our report at crreport.united.com, for additional information on our human capital management programs, initiatives and measures. We are committed to transparency and accountability as we work to better reflect the diversity of the communities we serve in all areas of our business and have committed to sharing our U.S. workforce demographic data by self-identified race, ethnicity and gender on an annual basis on our website. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
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
Legislation. The airline industry is subject to legislative actions (or inactions) that may have an impact on operations and costs. In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, expiring September 30, 2023. Congress subsequently extended the FAA's authorization through March 8, 2024. Discussions in connection with the reauthorization could include a wide range of tax and policy issues. Potential policy changes for consideration could include airline customer service requirements, aviation safety, investments in FAA staffing and resources, advancements in improving ATC technology, labor requirements and managing new entrants in the National Air Space. These issues could impact the Company and larger airline industry. Congressional action on reauthorization is expected to occur after the March 2024 expiration date, and in that case, Congress will likely pass an extension of current law to prevent any lapse in taxing authority.
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

Airport Access. Historically, access to foreign routes has been tightly controlled through bilateral agreements between the U.S. and each foreign jurisdiction involved. These agreements regulate the routes served, the number of carriers allowed to serve each route and the frequency of carriers' flights. Since the early 1990s, the U.S. has pursued a policy of "Open Skies" (meaning all U.S. and foreign carriers have access to the destination) under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign points. Currently, there are more than 100 Open Skies agreements in effect. However, even with Open Skies, many of the airports that the Company serves in Asia, Africa, the Middle East, the Pacific, Europe, and Latin America maintain slot controls. A large number of these slot controls exist due to congestion, environmental and noise protection and reduced capacity due to runway and ATC construction work, among other reasons.
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
Climate Change and Sustainability. As outlined above, the Company's commitment to becoming a more environmentally sustainable company extends beyond seeking to comply with regulatory requirements. At the same time, efforts to reduce carbon emissions through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national and regional regulators. The International Civil Aviation Organization's ("ICAO") Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), adopted in October 2016, is intended to be a single global market-based measure to achieve carbon-neutral growth for international aviation, by requiring airlines to purchase eligible carbon offsets, or, lower their carbon offsetting obligations through the use of eligible sustainable fuels. In October 2022, the ICAO Assembly passed a resolution establishing the baseline for the subsequent phases of CORSIA at 85% of 2019 emissions. This decision is expected to substantially increase United's anticipated CORSIA compliance costs for the first phase, 2024-2026, as compared to the prior 2019-only baseline. The exact mechanism by which CORSIA will be implemented domestically is currently unknown as the federal government has not enacted legislation or regulations to implement the first phase of CORSIA. Additionally, the market for CORSIA-eligible offsets is severely constrained, as the ICAO Council has so far approved only two registries as eligible to supply CORSIA-eligible emissions units for the 2024-2026 compliance period.
Other jurisdictions are proposing or enacting regulations to limit GHG emissions from aviation. A policy to regulate GHG emissions from aviation known as the European Union ("EU") Emission Trading System ("ETS") was adopted in 2009, but applicability to flights arriving at or departing from airports outside the EU has been postponed several times, most recently until 2027. The extension of the EU ETS to extra-EU flights could still occur in future years, depending on the EU government's assessment of the effectiveness of CORSIA. In addition to the EU ETS, other countries are considering climate proposals that would impact aviation. For example, in 2023 the Dutch government announced plans to introduce a CO2 emissions ceiling for international aviation, whereby each airport would be restricted to a CO2 budget for consecutive three-year periods. The exact scope of the regulation is unknown, but if adopted in 2024, it could apply as early as 2025. Domestically, in December 2020, the U.S. Environmental Protection Agency ("EPA") adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO airplane CO2 emission standards. In June 2022, the same standards were proposed by the FAA, the agency responsible for enforcing the standard at the time of aircraft certification, and the regulations were finalized in February 2024.
The Company believes that policies that incentivize the production of SAF, such as the passage of tax credit incentives for the production of SAF in the IRA, or economy-wide carbon prices or taxes, will enable the Company to decarbonize its operations more cost efficiently than a patchwork of regulatory requirements on aviation, particularly those that require airlines to reduce flights or impose the cost of transitioning to low-carbon alternatives disproportionately on airlines. The Company lauded the

U.S. government's passage of the IRA and will continue to work with policymakers to adopt policies that incentivize the production of SAF to allow the industry to transition to a lower carbon future, including policies that will allow ethanol-based SAF to qualify for IRA tax credits. In addition, while the Company continues to plan on meeting its mid-term and long-term climate goals without relying on voluntary carbon offsets, the Company may be subject to future regulatory requirements that require the purchase of non-voluntary carbon offsets, which may expose the Company to additional costs associated with the procurement of offsets or limited supply in the carbon offsets market. The Company believes that policies that incentivize in-sector emissions reductions, rather than carbon offset purchases, will better support the industry's transition to a lower carbon future.
A number of climate-related regulations have recently been finalized that will require the Company to develop compliance programs and strategies. Recently, the EU finalized its ReFuelEU regulation which requires fuel producers in EU states to supply a minimum percentage of SAF in aviation fuel provided to aircraft operators at covered EU airports beginning January 1, 2025. ReFuelEU requires airlines flying out of covered EU airports to comply with refueling obligations beginning January 1, 2025. Under ReFuelEU, United will be subject to the refueling obligation for flights from covered EU airports and will be required to submit verified reports to the European Union Aviation Safety Agency on its purchases of SAF and its actual aviation fuel uplift at the covered airports. Similar SAF blending mandates have also been introduced in France, Norway, India and Japan. Separately, a number of countries and other jurisdictions, including California, have finalized or proposed low carbon fuel standards that would impose compliance obligations on jet fuel and effectively create a cap-and-trade system for low carbon fuels. The implementation of low carbon fuel standards that include obligations for jet fuel are expected to increase United's operating costs.
Other regulations are emerging globally that would require companies such as United to increasingly measure, disclose, and mitigate environmental sustainability risks both within their operations and their supply chains, such as the EU's Corporate Sustainability Due Diligence Directive and Corporate Sustainability Reporting Directive.
Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times and state and local air quality initiatives which have resulted in, or could in the future result in, curtailments in services, increased operating costs, limits on expansion, or further emission reduction requirements. Certain airports and/or governments, both domestically and internationally, either have established or are seeking to establish environmental fees and other requirements applicable to carbon emissions, local air quality pollutants and/or noise, sustainable aviation fuel blending mandates and the use of products and material such as single-use plastics. The implementation of these requirements is expected to result in increased operational costs to develop compliance programs and strategies.
Governmental authorities in the U.S. and abroad have passed legislation restricting the use of per- and polyfluoroalkyl substances ("PFAS") which have been used in manufacturing, industrial, and consumer applications, including those related to aviation. State governments and local municipalities have adopted legislation prohibiting the use of Class B fire-fighting foam agents that contain intentionally added PFAS. As a result, the Company continues to incur costs to convert existing fixed foam fire suppression systems to accommodate PFAS-free firefighting foam agents. In addition, the EPA has developed the PFAS Strategic Roadmap, which includes regulatory actions across a wide spectrum of its statutory authorities, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, the Clean Water Act, the Toxic Substances Control Act and the Safe Drinking Water Act. In August 2022, EPA proposed to designate two PFAS substances, perfluorooctanoic acid ("PFOA") and perfluorooctanesulfonic acid ("PFOS") as hazardous substances under CERCLA. The proposed rule, expected to be finalized in March 2024, would authorize the EPA to order cleanup actions and hold responsible parties liable under CERCLA's joint and several liability scheme. The rule, if finalized, would also require the Company to immediately report releases that meet or exceed the reportable quantity of PFOA or PFOS to the EPA and any other applicable state and local agencies. The Company expects these broad regulatory policies will increase the risk of incurring remediation costs and/or liabilities at current and former locations at which the Company currently or historically used fire-fighting foam agents containing PFOA, PFOS or other PFAS substances. To mitigate these risks, the Company is working to remove PFAS-containing fire-fighting foam from its hangars and other assets through a phased retrofit/replacement strategy and is committed to transitioning to PFAS-free materials for fire suppression. Finally, environmental cleanup laws and lease obligations could require the Company to undertake (or subject the Company to liability for costs associated with) investigation and remediation actions at certain owned or leased locations or third-party disposal locations. Because PFOA, PFOS and other PFAS substances are expected to be regulated under CERCLA and have been regulated under other environmental cleanup laws, the Company may become subject to potential liability for its historic usage of PFAS-containing materials. Until the applicability of new regulations to our specific operations is better defined and/or until pending regulations are finalized, future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time.

While the Company is required to comply with numerous applicable environmental regulations, the Company believes that these regulations and programs, including the first phase of CORSIA, EPA regulations regarding PFAS and GHG emissions, and other existing environmental regulations, are not reasonably likely to have a material effect on the Company's results or competitive position. However, the precise nature of future requirements and their applicability to the Company are difficult to predict, and the financial impact to the Company and the aviation industry could be significant.
Information about Our Executive Officers
Below is a list of the Company's executive officers as of the date hereof, including their name, office(s) held and age.

Name	Position	Age
Torbjorn (Toby) J. Enqvist	Executive Vice President and Chief Operations Officer	52
Kate Gebo	Executive Vice President Human Resources and Labor Relations	55
Brett J. Hart	President	54
Linda P. Jojo	Executive Vice President and Chief Customer Officer	58
J. Scott Kirby	Chief Executive Officer	56
Michael Leskinen	Executive Vice President and Chief Financial Officer	44
Andrew Nocella	Executive Vice President and Chief Commercial Officer	54
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
Michael Leskinen. Mr. Leskinen has served as Executive Vice President and Chief Financial Officer of UAL and United since September 2023. Mr. Leskinen served as Vice President of Corporate Development and Investor Relations of United from April 2019 to September 2023. In 2021, he added the title of President of UAV, an industry-first corporate venture capital fund that identifies and invests in opportunities to decarbonize air travel and enhance the customer travel experience. From January 2018 to April 2019, Mr. Leskinen served as Managing Director of Investor Relations of UAL and United. Prior to joining United, Mr. Leskinen was an executive director at J.P. Morgan Asset Management from 2013 to 2017, where he led the firm's investment efforts in aerospace, defense, and airlines. From 2009 to 2013, he worked at Oppenheimer Funds focused on the aerospace sector.
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
United Next, the Company's strategic operating plan, includes firm orders of over 700 narrow and widebody aircraft, retrofitting plans and plans to increase mainline daily departures and available seats across the Company's North American network. In developing our United Next plan, we made certain assumptions including, but not limited to, customer demand (in light of changing economic conditions), fuel costs, delivery of aircraft, aircraft certification approval timelines, labor market constraints and related costs, supply chain constraints, inflationary pressures, voluntary or mandatory groundings of aircraft, our regional network, competition, market consolidation and other macroeconomic and geopolitical factors. We also subsequently adjusted certain of our assumptions as a result of the increase in costs due to infrastructure improvements, new labor contracts and aircraft maintenance that were needed to support our United Next plan as well as the expected delay in 737 MAX 10 aircraft deliveries. Actual conditions may be different from our assumptions at any time and could cause the Company to further adjust its strategic operating plan. In addition, we cannot provide any assurance that we will be able to successfully execute our strategic plan, that the growth that we anticipate will occur through execution of our strategic plan will not exacerbate any other risk described in this Form 10-K (especially relating to fuel costs, the impact of economic pressures or geopolitical events, our supply chain or our ability to attract, train and retain talent), that our strategic plan will not result in additional unanticipated costs, that our suppliers will timely provide adequate products or support for our products (including but not limited to certification and delivery of aircraft) or that our strategic plan will result in improvements in future financial performance. If we do not successfully execute our United Next or other strategic plans, or if actual results vary significantly from our expectations, our business, operating results, financial condition and market capitalization could be materially and adversely impacted. The failure to successfully structure our business to meet market conditions could have a material adverse effect on our business, operating results and financial condition.
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
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft and the financial commitment required for purchases of new aircraft is substantial. As a result of our network strategy changing or our demand expectations not being realized, our preference for the aircraft that we previously ordered may decrease; however, the Company may be responsible for material liabilities to its counterparties if it were to attempt to modify or terminate any of its existing aircraft order commitments and our financial condition could be adversely impacted. These risks are heightened as a result of the Company's sizeable United Next aircraft orders. Additionally, the Company may have a need for additional aircraft that are not available under its existing orders and may seek to acquire aircraft from other sources, such as through lease arrangements, which may result in higher costs or less favorable terms, or through the purchase or lease of used aircraft. The Company may not be able to acquire such aircraft when needed on favorable terms or at all.
Furthermore, if, for any reason, the Company is unable or does not want to accept deliveries of new aircraft or integrate such new aircraft into its fleet as planned, the Company may face higher financing and operating costs than planned or litigation risks and may be required to seek extensions of the terms for certain leased aircraft or otherwise delay the exit of other aircraft from its fleet. Unanticipated extensions or delays may require the Company to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to the Company's schedule, thereby reducing revenues.
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

An important part of the Company's strategy to expand its global network and operate an environmentally sustainable and responsible airline has included making significant investments, both domestically and in other parts of the world, including in other airlines and other aviation industry participants, producers of SAF and manufacturers of electric and other new generation aircraft. For instance, the Company plans to continue to make additional investments through its corporate venture capital arm, UAV and as a limited partner of the Fund. However, since there are a limited number of potential arrangements, and other airlines and industry participants seek to enter into similar relationships, this may make it difficult for the Company to complete strategic investments on commercially reasonable terms or at all.
These investments are inherently risky and may not be successful. Future revenues, profits and cash flows of these and future investments and repayment of invested or loaned funds may not materialize due to safety concerns, regulatory issues, supply chain constraints or other factors beyond our control. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture, the value of those securities will fluctuate and may depreciate in value. We may not control the companies in which we make investments and, as a result, we will have limited ability to determine their management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks. Further, acquisitions and investments create exposure to assumed litigation and unknown liabilities, as well as undetected internal control, regulatory compliance or other issues, or additional costs not anticipated at the time the transaction was completed, and our due diligence efforts may not identify such liabilities or issues, or they may not be disclosed to us.
From time to time, we also divest assets. We may not be successful in separating any such assets, and losses on the divestiture of, or lost operating income from, such assets may adversely affect our earnings. Any divestitures also may result in continued financial exposure to the divested businesses following the transaction, such as through guarantees or other financial arrangements or potential litigation.
In addition, we have incurred, and may again in the future incur, asset impairment charges related to acquisitions, divestitures, investments or joint ventures that have the effect of reducing our earnings. Moreover, new or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results.
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
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft or aircraft type that is operated by another airline, or an incident involving the Company's operations, or the operations of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident created a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Further, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could expose the Company to significant liability. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, catastrophe or incident, and the Company's codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company's liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident, which may result in a material adverse effect on the Company's business, operating results or financial condition. In addition, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could result in operational restrictions on the Company, including voluntary or mandatory groundings of aircraft. Voluntary or involuntary groundings have also impacted, and could in the future impact, the Company's financial results and operations in numerous ways, including reduced revenue, redistributions of other aircraft and deferrals of capital expenditure and other spending. For example, in January 2024, the FAA issued an Emergency Airworthiness Directive suspending service of all Boeing 737 MAX 9 aircraft operated by U.S. airlines, resulting in the grounding of all 79 of the Company's Boeing 737 MAX 9 aircraft, which has negatively impacted the Company's financial performance in the first quarter of 2024. Previously, in

February 2021, the FAA issued an Emergency Airworthiness Directive regarding certain Boeing 777 Pratt & Whitney powered aircraft, which required the Company to keep more than 50 aircraft out of service until required repairs were made to improve the safety of the engines. A prolonged period of time operating a reduced fleet in these circumstances could result in a material adverse effect on the Company's business, operating results or financial condition.
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
The Company's U.S. operations are subject to competition from traditional network carriers, national point-to-point carriers and discount carriers, including low-cost carriers and ultra-low-cost carriers that may have lower costs and provide service at lower fares to destinations also served by the Company. The significant presence of low-cost carriers and ultra-low-cost carriers, which engage in substantial price discounting, may diminish our ability to achieve sustained profitability on domestic and international routes and has also caused us to reduce fares for certain routes, resulting in lower yields on many domestic markets. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, operating results and financial condition could continue to be materially and adversely affected. In addition, our competitors have established new routes and destinations, including some at our hub airports, which may compete with our existing routes and destinations and expansion plans.
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
The Company currently sources substantially all of its aircraft and many related aircraft parts from The Boeing Company ("Boeing") or Airbus S.A.S. ("Airbus"). In addition, our aircraft suppliers are dependent on other suppliers for certain other aircraft parts. Therefore, if the Company is unable to acquire additional aircraft at acceptable prices from Boeing or Airbus, or if Boeing or Airbus fails to make timely deliveries of aircraft (whether as a result of increased FAA oversight of the production process, any failure or delay in obtaining regulatory approval or certification for new model aircraft, such as the 737 MAX 10 aircraft, which has not received a type certificate from the FAA, manufacturing delays or otherwise) or to provide adequate support for its products, including with respect to the aircraft subject to firm orders under our United Next plan, the Company's operations could be materially and adversely affected. For example, due to the delay of the certification of the 737 MAX 10 aircraft and continued supply chain issues, the Company currently expects a reduction in deliveries from Boeing during the next couple of years, which has caused the Company to rework its fleet plan and may impact our financial position, results of operations and cash flows.
The Company is also dependent on a limited number of suppliers for engines and certain other aircraft parts and could, therefore, also be materially and adversely affected in the event of the unavailability or increased cost of these engines and other aircraft parts.
Many of our suppliers are experiencing inflationary pressures, as well as disruptions due to the lingering impacts of global supply chain and labor market constraints and related costs. If one or more of our suppliers, our contractors or their subcontractors continue to experience financial difficulties, delivery delays or other performance problems, they may be unable to meet their commitments to us and our financial position, results of operations and cash flows may continue to be adversely impacted.
Disruptions to our regional network and United Express flights provided by third-party regional carriers could adversely affect our business, operating results and financial condition.
While the Company has contractual relationships that are material to its business with various regional carriers to provide regional aircraft service branded as United Express that include contractually agreed performance metrics, each regional carrier is a separately certificated commercial air carrier, and the Company does not control the operations of these carriers. A number of factors may impact the Company's regional network, including weather-related effects, seasonality, equipment or software failures and cybersecurity attacks and any significant declines in demand for air travel services.
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
Disruptions to our regional networks, the pilot shortage or other factors could adversely affect our business, operating results and financial condition.

Unfavorable economic and political conditions, in the United States and globally, may have a material adverse effect on our business, operating results and financial condition.
The Company's business and operating results are significantly impacted by U.S. and global economic and political conditions. The airline industry is highly cyclical and the level of demand for air travel is correlated to the strength of the U.S. and global economies, including the strength of the domestic and foreign economies, unemployment levels, consumer confidence levels and the availability of consumer and business credit. Air transportation is often a discretionary purchase that leisure travelers may limit or eliminate during difficult economic times. Short-haul travelers, in particular, have the option to replace air travel with surface travel. In addition, during periods of unfavorable economic conditions, business travelers historically have reduced the volume of their travel, either due to cost-saving initiatives, the replacement of travel with alternatives such as videoconferencing or as a result of decreased business activity requiring travel. Furthermore, an increase in price levels generally or in price levels in a particular sector (such as current rising inflationary pressures related to domestic and global supply chain constraints, which have led to both overall price increases and pronounced price increases in certain sectors) could result in a shift in consumer demand away from both leisure and business travel. Reduced or flat consumer spending may drive us and our competitors to reduce or offer promotional prices, which would negatively impact our gross margin. Any of the foregoing would adversely affect the Company's business and operating results. Significant declines in industry passenger demand, particularly with respect to the Company's business and premium cabin travelers and a reduction in fare levels, as well as the continuing slow return of business travel demand to pre-COVID-19 levels, could lead to a material reduction in revenue, changes to the Company's operations and deferrals of capital expenditure and other spending. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.
The Company's business relies extensively on third-party service providers, including certain technology providers. Failure of these parties to perform as expected, or interruptions in the Company's relationships with these providers or their provision of services to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.
The Company has engaged third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities and performance of airport ground services, aircraft fueling operations, catering services and air cargo handling services, among other vital functions and services. Although generally the Company enters into agreements that define expected service performance and compliance requirements, there can be no assurance that our third-party service providers will adhere to these requirements. Accordingly, any of these third-party service providers may materially fail to meet their service performance commitments to the Company or may suffer disruptions to their systems, labor groups or supply chains that could impact their services. For example, failures in certain third-party technology or communications systems may cause flight delays or cancellations. The failure of any of the Company's third-party service providers to perform their service obligations adequately, or other interruptions of services, may reduce the Company's revenues and increase its expenses, prevent the Company from operating its flights and providing other services to its customers or result in adverse publicity or harm to our brand. We may also be subject to consequences from any illegal conduct of our third-party service providers, including for their failure to comply with anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act. In addition, the Company's business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.
The Company may also have disagreements with such third-party providers and related contracts may be terminated or may not be extended or renewed. For example, the number of flight reservations booked through third-party GDSs or OTAs may be adversely affected by disruptions in the business relationships between the Company and these suppliers. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the Company's flight information to be limited or unavailable for display by the affected GDS or OTA operator, significantly increase fees for both the Company and GDS/OTA users and impair the Company's relationships with its customers and travel agencies. Any such disruptions or contract terminations may adversely impact our operations and financial results.
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

The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An extended interruption or disruption at one of our hubs or other airports where we have a significant presence resulting from ATC delays, weather conditions, natural disasters, growth constraints, relationships with or the performance of third-party service providers, cybersecurity incidents and other failures of computer systems, disruptions to government agencies or personnel (including as a result of government shutdowns), regulatory changes, disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations and market constraints, power supplies, fuel supplies, terrorist activities, international hostilities or other factors could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a material adverse impact on our business, operating results and financial condition. For example, we perform significant aircraft and engine maintenance operations at our SFO airport hub and any disruption or interruption at our SFO hub could have a serious impact on our overall operations. We have minimal control over the operation, quality or maintenance of these services or whether our suppliers will improve or continue to provide services that are essential to our business. For example, because we prioritize operational excellence and continually work to optimize our route network and schedule, in light of the industry-wide operational challenges at airports in our network that have limited our system-wide capacity (two of the more prominent examples being the grounding of a number of the Company's transatlantic flights in response to the capacity cut by London Heathrow during the summer of 2022 and the flight disruptions experienced at EWR during the summer of 2023), we have reconfigured our proposed flight schedule and capacity to help improve our operational performance and our customers' experience. These industry-wide operational challenges have had a negative impact on our business and operating results and are expected to continue. In the future, we may not be able to adjust our operations to mitigate their effect, which may have a negative impact on our business, operating results, financial condition and liquidity and limit our ability to expand or change our route network and execute our United Next strategy.
In addition, as airports around the world become more congested, space, facility and infrastructure constraints at our hubs or other airports where we operate now or may operate in the future may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner because of a number of factors, including capital improvements at such airports being imposed by the relevant airport authorities without the Company's approval. Capital spending projects of airport authorities currently underway and additional projects that we expect to commence over the next several years are expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental rates, landing fees and other facility costs. These actions have caused and may continue to cause the Company to experience increased space rental rates at various airports in its network, including a number of our hubs and gateways, as well as increased operating costs. Furthermore, the Company is not able to control decisions by other airlines to reduce their capacity, causing certain fixed airport costs to be allocated among fewer total flights and resulting in increased landing fees and other costs for the Company. We have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules, but there can be no assurance that we can maintain existing service or implement new service in a cost-effective manner in the future.
Geopolitical conflict, terrorist attacks or security events may adversely affect our business, financial condition and results of operations.
As a global business with operations outside of the United States from which it derives significant operating revenues, volatile conditions in certain international regions may have a negative impact on the Company's operating results and its ability to achieve its business objectives. The Company's international operations are a vital part of its worldwide airline network. Political disruptions and instability in certain regions have negatively impacted the demand and network availability for air travel, as well as fuel prices, and may continue to have a negative impact on these and other items. For example, the suspensions of the Company's overflying in Russian airspace as a result of the Russia-Ukraine military conflict and to Tel Aviv as a result of the Israeli-Hamas military conflict have significantly impacted our financial condition, cash flows and results of operations. In addition, terrorist attacks or international hostilities, even if not made on or targeted directly at the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings, travel restrictions, selective cancellation or redirection of flights and new security regulations) could materially and adversely affect the Company and the airline industry. The Company's financial resources and insurance coverage may not be sufficient to absorb the adverse effects of any future terrorist attacks, international hostilities or other security events, which could have a material adverse impact on the Company's financial condition, liquidity and operating results. In addition, due to threats against the aviation industry, the Company has incurred, and may continue to incur, significant expenditures to comply with security-related requirements to mitigate threats and protect the safety of our employees and customers.
Any damage to our reputation or brand image could adversely affect our business or financial results.
We operate in a public-facing industry and maintaining a good reputation is critical to our business. The Company's reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all of our operations and activities; any failure or perceived failure to achieve and/or make progress toward our environmental, safety, diversity, equity and inclusion or other social and governance ("ESG") goals, which are aspirational and subject to risks and uncertainties that are outside of our control; our stakeholders not being satisfied with our ESG goals or strategy or efforts to meet such goals; public pressure from investors or policy groups to change our policies and strategies; customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, including greenwashing concerns regarding our advertising campaigns and marketing programs related to our sustainability initiatives; deficiencies in the quantitative data that we disclose in relation to our ESG goals; or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
Regulators, customers, investors, employees and other stakeholders are focusing more on ESG impacts of operations and related disclosures, which are subject to rules, regulations and standards for collecting, measuring and reporting that are still developing, involve internal controls and processes that continue to evolve, depend in part on third-party performance or data that is outside the Company's control and have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations, rules, regulations and standards. The ongoing relevance of our brand may depend on our ability to achieve our ESG goals, make progress on our ESG initiatives and comply with applicable federal, state and international binding or non-binding legislation, regulation, standards and accords as well as on the accuracy, adequacy or completeness of our disclosures relating to our ESG goals and initiatives and progress towards those goals.
Information Technology, Cybersecurity and Data Privacy Risks
The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems could materially harm its business or business strategy.
The Company depends on technology and automated systems, including artificial intelligence ("AI"), to operate its business, including, but not limited to, computerized airline reservation systems, electronic tickets, electronic airport kiosks, demand prediction software, flight operations systems, in-flight wireless internet, cloud-based technologies, technical and business operations systems and commercial websites and applications, including www.united.com and the United Airlines mobile app. These systems could suffer substantial or repeated disruptions due to various events, some of which are beyond the Company's control (including natural disasters (which may occur more frequently or intensely as a result of the impacts of climate change), power failures, terrorist attacks, dependencies on third-party technology services, equipment or software failures, cybersecurity attacks, insider threats or other security breaches and the deployment by certain wireless carriers of "5G" service networks), which could reduce the attractiveness of the Company's services versus those of our competitors, materially impair our ability to market our services and operate our flights, result in the unauthorized release of confidential or sensitive information, or information that should be protected from inadvertent disclosures, negatively impact our reputation among our customers and the public, subject us to liability to third parties, regulatory action or contract termination and result in other increased costs, lost revenue and the loss of, or compromise to the integrity, availability or confidentiality of, important data. These systems have in the past and may in the future be subject to failure, disruption or cyber incidents as a result of these or other factors. Substantial or repeated systems failures or disruptions may adversely affect the Company's business, operating results, financial condition and business strategy. We have cybersecurity frameworks, resiliency initiatives and disaster recovery plans in place designed to prevent and mitigate disruptions, and we continue to invest in improvements to these initiatives and plans. We also maintain property and business interruption insurance. However, these measures may not be adequate to prevent or mitigate disruptions or provide coverage for the Company's associated costs, some of which may be unforeseeable.
The Company may also face challenges in implementing, integrating and modifying the automated systems and technologies required to operate its business or new systems and technologies designed to enhance its business, each of which may require significant expenditures, human resources, the development of effective internal controls and the transformation of business and financial processes. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, reputation, financial condition, and results of operations may be adversely affected. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including proposed government regulation of AI, may require significant resources to develop, test and maintain our AI platform and services to help us implement AI in a compliant and ethical manner in order to minimize any adverse impact to our business. If the Company is generally unable to timely or effectively implement, integrate or modify its systems and technology, the Company's operations could be adversely affected.
Increasing privacy, data security and cybersecurity obligations or a significant data breach may adversely affect the Company's business.

In our regular business operations, we collect, process, store and transmit to commercial partners sensitive data, including personal information of our customers and employees such as payment processing information and information of our business partners, to provide our services and operate our business.
The Company must manage increasing legislative, regulatory and consumer focus on privacy issues, data security and cybersecurity risk management in a variety of jurisdictions domestically and across the globe. For example, the EU's General Data Protection Regulation imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance that have resulted in substantial adverse financial consequences to non-compliant companies. Depending on the regulatory interpretation and enforcement of emerging data protection regulations and industry standards, the Company's business operations could be impacted, up to and including being unable to operate, within certain jurisdictions. Also, some of the Company's commercial partners, such as credit card companies, have imposed data security standards that the Company must meet. The Company will continue its efforts to meet its privacy, data security and cybersecurity risk management obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could require changes in the Company's operating processes and increase the Company's costs. Any significant liabilities associated with violations of any related laws or regulations could also have an adverse effect on our business, operating results, financial condition and liquidity, reputation and consumer relationships.
Additionally, the Company must manage the increasing threat of continually evolving cybersecurity risks. Our network, systems and storage applications, and those systems and applications maintained by our third-party commercial partners (such as aircraft and engine suppliers, cloud computing companies, credit card companies, regional airline carriers and international airline partners) have been and likely will continue to be subject to attempts to gain unauthorized access, breaches, malfeasance or other system disruptions, including those involving criminal hackers, denial of service attacks, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby, and we may not be able to realize the benefits of our proactive defense measures and may experience operational difficulty in implementing them. Our use of AI applications has resulted in, and may in the future result in cybersecurity incidents that implicate the personal data of our customers, employees or users of such applications. In addition, as attacks by cybercriminals and nation state actors become more sophisticated, frequent and intense, the costs of proactive defense measures have increased and will likely continue to increase. Furthermore, the Company's remote work arrangements may make it more vulnerable to targeted activity from cybercriminals and significantly increase the risk of cyberattacks or other security breaches. While we continually work to safeguard our network, systems and applications, including through risk assessments, system monitoring, cybersecurity and data protection policies, processes and technologies and employee awareness and training, and seek to require that third-parties adhere to security standards, there is no assurance that such actions will be sufficient to prevent actual or perceived cybersecurity incidents or data breaches or the damages and impacts to our business that result therefrom.
Any such cybersecurity incident or data breach could result in significant costs, including monetary damages, operational impacts, including service interruptions and delays, and reputational harm. Furthermore, the loss, disclosure, misappropriation of or access to sensitive Company information, customers', employees' or business partners' information or the Company's failure to meet its privacy or data protection obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or the Company's failure to meet its data privacy or data protection obligations may adversely affect the Company's operations, reputation, relationships with our business partners, business, operating results, financial condition and business strategy.
Increased use of social media platforms present risks and challenges.
We are increasing our use of social media to communicate Company news and events. The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information from employees, customers or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by our workforce or others, whether intentional or unintentional, through external media channels could lead to information loss and reputational or competitive harm.
Human Capital Management Risks
Union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs could adversely affect the Company's operations and could result in increased costs that impair its financial performance.
United is a highly unionized company. As of December 31, 2023, the Company and its subsidiaries had approximately 103,300 employees, of whom approximately 83% were represented by various U.S. labor organizations. See Part I, Item 1. Business—Human Capital Management and Resources of this report for additional information on our represented employee groups and collective bargaining agreements. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company entering into collective bargaining agreements with its represented employee groups. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company's normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the Railway Labor Act makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. Similarly, if the operations of our third-party regional carriers, ground handlers or other vendors are impacted by labor-related disruptions, our operations could be adversely affected. In addition, collective bargaining agreements with the Company's represented employee groups increase the Company's labor costs and such costs could become material. We remain in negotiations regarding certain of these collective bargaining agreements and anticipate that any new contracts involving the relevant labor groups may include material increases in salaries and other benefits, which would significantly increase our labor expense. Furthermore, there is increasing litigation in the airline industry over the application of state and local employment and labor laws to airline employees, particularly those based in California. For example, the U.S. Supreme Court denied review of a Ninth Circuit ruling which held that federal law did not preempt California state meal and rest break laws from applying to certain California based flight attendants. This decision adversely affects the Company's defenses with respect to certain employee groups in California and it may give rise to additional litigation in these and other areas previously found to be preempted by federal law. The Company is a defendant in a number of proceedings regarding alleged non-compliance with wage and hour laws. Adverse decisions in these cases could adversely impact our operational flexibility, uniform application of our negotiated collective bargaining agreements, and result in imposition of damages and fines which could be significant.
If we are unable to attract, train or retain skilled personnel, including our senior management team or other key employees, our business could be adversely affected.
Much of our future success is largely dependent on our continued ability to attract, train and retain skilled personnel with industry experience and knowledge, including our senior management team and other key employees. Competition for qualified talent in the aviation industry is intense and labor market constraints may arise in the future. If we are unable to attract, train and retain talented, highly qualified employees or experience a shortage of skilled labor, the cost of hiring and retaining quality talent could materially increase and our operations could continue to be impacted, which could impair our ability to adjust capacity or otherwise execute our strategic operating plan. In addition, if we are unable to effectively provide for the succession of senior management or other key employees, our business, ability to execute our strategic operating plan or company culture may be adversely affected.
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
United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT modified, suspended or revoked these certificates, it could have a material adverse effect on the Company's business. The DOT also regulates consumer protection and, through its investigations or rulemaking authority (including, for example, the DOT's recent enforcement settlement against Southwest Airlines for its operational disruption resulting in an announced fine of $140 million, and any rulemakings or initiatives in response to the Executive Order on Promoting Competition in the American Economy issued by the President on July 9, 2021), could impose restrictions that materially impact the Company's business. United also operates pursuant to an air carrier operating certificate issued by the FAA and FAA orders and directives have previously resulted in the temporary grounding of an entire aircraft type when the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action (including the FAA Emergency Airworthiness Directives suspending service of the Company's Boeing 737 MAX 9 aircraft in January 2024 and grounding our Boeing 777 Pratt & Whitney powered aircraft in February 2021), which has had and could in the future have a material effect on the Company's business, operating results and financial condition.
In 2018, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses a range of policy issues related to aviation tax, airline customer service and aviation safety. The current authorization was recently extended to March 8, 2024, and the legislative process to renew this authorization (the "FAA Authorization Renewal") could impact the Company by imposing new rules or regulations concerning, among other things, airline customer service, aviation safety, labor, managing new entrants in the U.S. national airspace system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Authorization Renewal may materially impact our operations and costs.

Additionally, the U.S. Congress may consider legislation related to environmental issues relevant to the airline industry, such as the implementation of CORSIA, which could negatively impact the Company and the airline industry.
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
Access to slots at several major U.S. airports and many foreign airports served by the Company is subject to government regulation on airspace management and competition that might limit the number of slots or change the rules on the use and transfer of slots. If slots are eliminated at one of our hubs or other airports, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on take-offs and landings could result in greater congestion both at the affected airport and in the regional airspace and could significantly impact the Company's operations. Similarly, a government or regulatory agency, including DOT, could choose to impose slot restrictions at one of our hubs or other airports or grant increased access to another carrier and limit or reduce our operations at an airport, whether or not slot-controlled, which could have significant impact on our operations. The DOT (including FAA) may limit the Company's airport access by limiting the number of departure and arrival slots at congested airports, which could affect the Company's ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost to access their facilities, which could have an adverse effect on the Company's business. If the DOT were to take actions that adversely affect the Company's slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots.
The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights or the number of carriers allowed access to particular airports. Applicable arrangements between the United States and foreign governments (such as Open Skies) may be amended from time to time, government policies with respect to airport operations may be revised and the availability of appropriate slots or facilities may change, which could have a material adverse impact on the Company's financial condition and operating results and could result in the impairment of material amounts of related tangible and intangible assets. For instance, the COVID-19 pandemic resulted in increased regulatory burdens in the U.S. and around the globe, which included closure of international borders to flights and/or passengers from specific countries, passenger and crew quarantine requirements and other regulations promulgated to protect public health but that have had and may continue to have a negative impact on travel and airline operations.
In addition, disruptions to the Company's business could result from the deployment of new cellular networks (e.g., "5G") by wireless carriers, which, due to potential interference with aircraft systems, could cause flights to be cancelled or diverted, which in turn could affect consumer perceptions of the safety of air travel. For example, over the past two years regulators have addressed potential "5G" interference on a temporary and piecemeal basis tailored to specific aircraft and airports, which could occur again. Systematic regulation of the overlap between aviation systems and cellular networks may not occur in the near term or may not involve terms that are favorable to the Company.
Moreover, any legislation that would result in a reshaping of the benefits that the Company is able to provide to its consumers through the co-branded credit cards issued by our partner could also materially negatively affect the Company's profitability and competitive position.
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

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3. Legal Proceedings, of this report. In addition, the Company was subject to an increased risk of litigation and other proceedings as a result of the COVID-19 pandemic and responsive measures. For example, the Company is involved in litigation relating to its vaccination requirements for employees. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and operating results, including as a result of non-monetary remedies, and could also result in adverse publicity. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. If we fail to comply with the terms contained in any settlement, order or agreement with a governmental authority relating to these matters, we could be subject to criminal or civil penalties, which could have a material adverse impact on the Company. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. Any of these payments may be material.
We are subject to many forms of environmental regulation and liability as well as risks associated with climate change and may incur substantial costs as a result. In addition, failure to achieve or demonstrate progress towards our climate goals may expose us to liability and reputational harm.
Many aspects of the Company's operations are subject to increasingly stringent federal, state, local and international laws regarding the environment, including those relating to water discharges, safe drinking water and the use and management of hazardous materials and wastes. Compliance with existing and future environmental laws and regulations has required and may in the future require significant expenditures and operational changes. Violations have led and may in the future lead to significant fines, penalties, lawsuits and reputational harm. In addition, we have in the past been identified and may in the future be identified as a responsible party for environmental investigation and remediation costs under applicable environmental laws due to the disposal or release of hazardous substances generated by our operations, including PFAS, which are expected to be designated by U.S. EPA as hazardous substances under the Comprehensive Environmental Response, Compensation & Liability Act. We could also be subject to environmental liability claims from various parties, including airport authorities and other third parties, related to our operations at our owned or leased premises, including our use of PFAS-containing fire suppression systems as required by fire codes, or the off-site disposal of waste generated at our facilities.
As discussed in Part I, Item 1. Business—Environmental, Social and Governance Approach—Environmental Sustainability Strategy, the Company has made several commitments regarding its intended reduction of carbon emissions, including reducing its GHG emissions by 100% by 2050 and by reducing its carbon emission intensity by 50% by 2035 compared to 2019. The Company has incurred, and expects to continue to incur, costs to achieve its goal of net zero carbon emissions, which will involve a transition to lower-carbon technologies (such as SAF), and to comply with environmental sustainability legislation and regulation and non-binding standards and accords. Such activity may require the Company to modify its supply chain practices, make capital investments to modify certain aspects of its operations or increase its operating costs (including fuel costs). The potential transition cost to a lower-carbon economy could be prohibitively expensive without appropriate government policies and incentives in place. The precise nature of future binding or non-binding legislation, regulation, standards and accords in this area of increased focus by global, national and regional regulators is difficult to predict and the financial impact to the Company would likely be significant if future legal standards do not align with the Company's plans to achieve its climate goals or if U.S. legislation establishing financial incentives to accelerate the production of SAF development expires and is not renewed. For instance, CORSIA-related costs cannot be fully predicted at this time, but the program, which requires the purchasing of carbon offsets, is expected to increase operating costs for airlines that operate internationally. There is also a risk that the increased regulatory focus on airline GHG emissions could result in a patchwork of inconsistent or conflicting regional requirements that could unduly shift excessive cost burden to airlines and inhibit the development of carbon reduction technologies that the Company needs to reach its climate goals. The Company believes that climate change presents, along with challenges, strategic opportunities and that the sustainability-related solutions the Company is pursuing to advance its climate goals will help mitigate several of these potential risks posed by the transition to a lower-carbon economy. While the Company has not yet purchased carbon offsets for CORSIA compliance, the Company anticipates being required to do so by January 2028 if a regulatory framework to implement CORSIA within the United States is established. There is a risk that insufficient CORSIA-eligible carbon offsets will be available for purchase for CORSIA compliance, leading to potential regulatory enforcement risks. There is also a risk that any carbon offsets purchased by the Company for CORSIA compliance, even if accepted by regulators, could be viewed by third parties as not sufficiently reflecting real, verifiable, and additional GHG reductions, leading to reputational harm.

There can be no assurance of the extent to which any of our climate goals will be achieved or that any current or future investments that we make in furtherance of achieving our climate goals will produce the expected results or meet stakeholders' evolving expectations. Moreover, future events could lead the Company to prioritize other nearer-term interests over progressing toward our current climate goals based on business strategy, economic, regulatory and social factors or pressure from investors, activist groups or other stakeholders. If we fail—or are perceived to fail—to meet or properly report on our progress toward achieving our climate change goals and commitments, we could face adverse publicity and reactions from investors, activist groups, or other stakeholders, which could result in reputational harm, liability or other adverse effects to the Company. In addition, the Company believes it is possible that, in the future, segments of the public may choose to fly less frequently as a result of negative perception of the environmental impact of air travel or fly on an airline based on carriers' GHG emissions or which carrier they perceive as operating in a manner that is more sustainable to the climate, which presents both a challenge and an opportunity for the Company and is why the Company is resolute in attaining its mid-term and long-term climate goals; if this trend materializes, the Company's results of operations could be adversely impacted and those impacts could be exacerbated if the Company fails to meet or properly report on its climate change goals and commitments. Moreover, we could also be subject to climate litigation, as groups, individuals, and governmental authorities affected by climate change seek to recover climate-related damages from entities they perceive as being partially responsible for human-induced climate change because of the emission of GHGs from their operations.
The Company's key pathways to achieving its climate goals include investing in and using more SAF, reducing its conventional jet fuel consumption and working with strategic partners to advance the future of more sustainable flight. The Company has been able to increase its purchases of SAF in recent years due to its corporate customers' funding of the price premium for SAF through the Company's Eco-Skies Alliance, but the willingness of corporate customers to assist the Company in covering the price premium for SAF in the future could decrease, including based on economic factors or concerns regarding the validity of a book and claim approach for claiming the emissions reductions from SAF, or emerging SAF certification schemes developed by non-governmental organizations or practices whereby corporate customers purchase the environmental attributes from SAF directly from fuel producers, bypassing the airlines.
The Company may incur substantial costs and operational disruptions as a result of both its physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technological changes) associated with climate change. Climate change is expected to increase the frequency, severity, unpredictability and duration of severe weather events and other natural cycles and could affect travel demand as well as result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in a significant loss of revenue and higher costs. In addition, certain of our operations and facilities around the world are in locations that may be impacted by the physical impacts of climate change and we could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. We are not able to reasonably predict the future materiality of any potential losses or costs associated with the effects of climate change.
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
Aircraft fuel is critical to the Company's operations and is one of our largest operating expenses. During the year ended December 31, 2023, the Company's fuel expense was approximately $12.7 billion. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of its vendors and service providers to maintain supply integrity. Consequently, the Company can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company's system.
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
As of December 31, 2023, UAL reported consolidated U.S. federal net operating loss ("NOL") carryforwards of approximately $12.0 billion. The Company's ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods and, as a result, certain of the Company's NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full. In addition, the Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Potential future transactions involving the sale or issuance of UAL common stock may increase the possibility that the Company will experience a future "ownership change" under Section 382. Such transactions may include the exercise of warrants issued in connection with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") programs, the issuance of UAL common stock for cash, the conversion of any future convertible debt, the repurchase of any debt with the Company's common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of UAL common stock, or a combination of the foregoing.
The Company has established a tax benefits preservation plan (the "Plan") in order to preserve the Company's ability to use its NOLs and certain other tax attributes to reduce potential future income tax obligations. On December 4, 2023, the Company entered into an amendment to extend the Plan until December 4, 2026, subject to stockholder approval at the Company's 2024 annual meeting of stockholders. The Plan is designed to reduce the likelihood that the Company experiences an "ownership change" by deterring certain acquisitions of Company securities. There is no assurance, however, that the deterrent mechanism in the Plan will be effective, and such acquisitions may still occur. In addition, the Plan may adversely affect the marketability of UAL common stock by discouraging existing or potential investors from acquiring UAL common stock or additional shares of UAL common stock because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of UAL common stock would suffer substantial dilution of its ownership interest in the Company.
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
The closing price for our common stock has varied between a high of $57.61 and a low of $33.90 in the year ended December 31, 2023. Volatility in the market price of our common stock may prevent holders from selling shares at or above the prices paid for them. The market price of our common stock could fluctuate significantly for various reasons which include: the market reaction to events like the COVID-19 pandemic and our responses thereto; changes in the prices or availability of oil or jet fuel; our quarterly or annual earnings or those of other companies in our industry; changes in our earnings or recommendations by research analysts who track our common stock or the stock of other airlines; the public's reaction to our press releases, our other public announcements and our filings with the SEC; changes in the competitive landscape for the airline industry, including any changes resulting from industry consolidation whether or not involving our Company; an accident, catastrophe or incident involving an aircraft that the Company operates; mandatory grounding of an aircraft that the Company operates; changes in general conditions in the United States and global economy, financial markets or airline industry, including those resulting from changes in fuel prices or fuel shortages, war, incidents of terrorism, pandemics or responses to such events; our liquidity position; the sale of substantial amounts of our common stock; and the other risks described in these "Risk Factors."
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
Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company's operating results generally reflect this seasonality but have also been impacted by numerous other factors that are not necessarily seasonal, including, among others, extreme or severe weather, outbreaks of disease, public health issues (including global health epidemics or pandemics, such as the COVID-19 pandemic, as well as the potential increased government restrictions and regulation), ATC congestion, geological events, political instability, terrorism, natural disasters, changes in the competitive environment due to industry consolidation, tax obligations, general economic conditions and other factors, as well as related consumer perceptions. Such factors have adversely affected, and could in the future adversely affect, the Company. As a result, the Company's quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
Board and Management Oversight of Cybersecurity Risks
The Company considers management of cybersecurity and digital risk as essential for enabling success. The Audit Committee (the "Audit Committee") of the Board provides oversight of the Company's risk assessment and risk management policies and strategies with respect to significant business risks, including cybersecurity and digital risk. On a regular basis, the Audit Committee receives reports from the Company's Chief Information Security Officer ("CISO") or her representative(s) regarding the identification and management of cybersecurity risks, including when applicable, notable cybersecurity threats or incidents impacting the aviation sector or the Company, results of independent third-party assessments of the Company's cybersecurity program, key metrics, capabilities, resourcing and strategy regarding the Company's cybersecurity program and updates related to cybersecurity regulatory developments.
The Company's CISO leads the Cybersecurity and Digital Risk ("CDR") organization, which oversees the approach to identifying and managing cybersecurity and digital risk. The Company's current CISO has extensive technology and risk management experience in critical infrastructure sectors and is qualified as a boardroom certified technology expert by the Digital Directors Network. She serves on the U.S. President's National Infrastructure Advisory Council, examining and providing recommendations related to cross-sector critical infrastructure security and resilience. She serves on the board of directors of the Internet Security Alliance, has served, and continues to serve, as Chair of the Cybersecurity Council at Airlines for America, and has served as Chair and is currently a member of the board of directors of the Aviation Information Sharing and Analysis Center (A-ISAC). The CDR organization includes teams focusing on Cyber Defense, Identity & Digital Trust, and Secure Product Solutions & Aircraft Cybersecurity Operations. The teams include individuals with a broad array of cybersecurity expertise, including experience in offensive cybersecurity; application cybersecurity; product cybersecurity; cloud cybersecurity; infrastructure cybersecurity; cybersecurity systems; engineering and architecture; information technology cybersecurity; operational technology cybersecurity; identity and access management; vulnerability and asset management; cybersecurity threat intelligence; cybersecurity regulatory compliance; digital fraud; digital trust; incident response; insider threat assessment; and aircraft cybersecurity.
The Company's senior leadership, including the Safety, Legal, Government Affairs, Operations, Aviation Security, Finance, Communications and Digital Technology functions, as well as others as needed, support the CDR and contribute to the management of cybersecurity and digital risk by attending regular cybersecurity risk reviews and participating in cybersecurity drills.
Cybersecurity Risk Management and Strategy
The Company established a risk-based strategy informed by guiding principles from industry standard cybersecurity and risk management frameworks, such as those published by the National Institute of Standards and Technology (NIST). The Company's cybersecurity risk management framework is integrated with the Company's Enterprise Risk Management ("ERM") process that is subject to oversight by the Board. Cybersecurity risks are one of the key risks regularly evaluated, assessed and monitored as part of the Company's overall ERM process.
As part of its risk-based strategy, the Company maintains appropriate technical and organizational measures and regularly reviews the appropriateness of those controls considering changes to the technical or regulatory environment. The Company also regularly incorporates cybersecurity awareness training into employee communications, engagement and training activities. The Company participates in various information sharing organizations to timely share and receive threat information, thereby improving the collective defense of the aviation and other critical infrastructure sectors. The Company regularly seeks opportunities to improve its capabilities, including through cybersecurity trainings and skill development programs for its CDR members.
The Company utilizes a variety of third parties in connection with its cybersecurity risk management. For example, the Company uses the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency's Known Exploitable Vulnerabilities Catalog, the MITRE Corporation's Common Vulnerabilities and Exposures database and other threat intelligence portals and feeds to identify vulnerabilities. The Company also employs third-party cybersecurity companies to add capacity or expertise when necessary. Additionally, regular assessments of the Company's cybersecurity program are conducted by independent third-party assessors.
The Company is subject to cybersecurity risks related to its business partners and third-party service providers, as further detailed under the heading "Increasing privacy, data security and cybersecurity obligations or a significant data breach may adversely affect the Company's business" included as part of our risk factor disclosures in Part I, Item 1A. of this report. To manage these risks, the Company has integrated third-party incidents into its cybersecurity incident response processes. The Company also conducts evaluations and assessments of key suppliers based on risk and seeks to incorporate appropriate measures to manage the risk. The Company also regularly monitors the external cybersecurity posture of thousands of third parties through various service providers.
Crucially, the Company, or its third-party service providers it may rely on, may not be able to design or implement technical or organizational controls comprehensively, consistently or effectively as intended to protect the confidentiality, integrity or availability of systems and data. Because the Company utilizes a risk-based strategy, based on professional judgment and analysis of the risks, it is possible that the Company may underappreciate or not recognize a specific risk. Moreover, even the best designed and implemented security controls may not eliminate cybersecurity incidents.
Cybersecurity Incident Management
The CDR organization uses a variety of prevention and detection tools and other resources to identify potential cybersecurity incidents. When a cybersecurity incident is identified, CDR's incident response team engages with the appropriate subject matter experts, the relevant management of impacted organization(s) and others to analyze, contain, eradicate, mitigate, and recover from the incident as applicable. Throughout the incident response process, CDR leadership, the CISO and the Company's Chief Legal Officer are informed and consulted. As appropriate, incidents are escalated for review by the Senior Leader Crisis Team (the "SLCT"), which consists of cross-functional leaders of the Company. A subgroup of the Company's Disclosure Council assesses the information reviewed by the SLCT and makes a recommendation regarding the cybersecurity incident's materiality to the full Disclosure Council and subsequently to the Audit Committee. Additionally, the CDR organization has frequent operating rhythms to, among other things, review cybersecurity incidents and track the progress of cybersecurity initiatives. The SLCT also meets according to regular operating rhythms to review cybersecurity incidents and stay informed of evolving cybersecurity risks.
The Company faces risks from cybersecurity threats, including as a result of any cybersecurity incidents, that could have materially affected or are reasonably likely to materially affect its business strategy, results of operations, and financial condition, cash flows or reputation. Although to our knowledge such risks have not materially affected us in the last three fiscal years, from time to time the Company has experienced and will continue to experience cybersecurity incidents, whether directly or through our supply chain or other channels, in the normal course of its business. For more information about the cybersecurity-related risks that the Company faces, see the risks detailed under the headings "The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems could materially harm its business" and "Increasing privacy and data security obligations or a significant data breach may adversely affect the Company's business" included as part of our risk factor disclosures in Part I, Item 1A. of this Form 10-K.
ITEM 2.    PROPERTIES.
Fleet. As of December 31, 2023, United's mainline and regional fleets consisted of the following:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
777-300ER	22	22	—	350	6.0
777-200ER	55	54	1	276-362	23.8
777-200	19	19	—	364	26.5
787-10	21	21	—	318	3.2
787-9	38	34	4	257	6.3
787-8	12	12	—	243	10.5
767-400ER	16	16	—	231	22.3
767-300ER	37	37	—	167-203	27.8
757-300	21	21	—	234	21.3
757-200	40	39	1	176	26.9
737 MAX 9	79	63	16	179	2.0
737 MAX 8	80	34	46	166	1.0
737-900ER	136	136	—	179	11.0
737-900	12	10	2	179	22.3
737-800	141	119	22	166	19.8
737-700	40	38	2	126	24.8
A321neo	4	4	—	200	0.1
A320-200	91	81	10	150	24.9
A319-100	81	52	29	126	22.1
Total mainline	945	812	133		16.0

Aircraft Type	Total	Owned	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft		Seats in Standard Configuration
Regional:
Embraer E175/E175LL	189	73	116	SkyWest: Mesa: Republic:	90 54 45	70/76
Embraer 170	21	—	21	Republic:	21	70
CRJ900	26	—	26	Mesa:	26	76
CRJ700	19	—	19	SkyWest:	19	70
CRJ550	35	2	33	GoJet:	35	50
CRJ200	70	—	70	SkyWest:	70	50
Embraer ERJ 145XR	53	53	—	CommuteAir:	53	50
Total regional	413	128	285

In addition to the aircraft presented in the table above, United owned or leased the following regional aircraft as of December 31, 2023:
• 24 CRJ550s, 26 E175/E175LLs and 45 Embraer ERJ 145s that were temporarily grounded; and
• 8 CRJ700s awaiting conversion to CRJ550s.
Firm Order and Option Aircraft. As of December 31, 2023, United had firm commitments to purchase aircraft from Boeing and Airbus presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	2024	2025	After 2025	2024	2025	After 2025
787	150	8	18	124	7	18	125
737 MAX 8	43	43	—	—	37	6	—
737 MAX 9	34	34	—	—	19	15	—
737 MAX 10	277	80	71	126	—	(c)	(c)
A321neo	126	26	38	62	25	24	77
A321XLR	50	—	8	42	—	1	49
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United.
(c) Due to the delay in the certification of the 737 MAX 10 aircraft, we are unable to accurately forecast the expected delivery period.
The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
See Note 12 to the financial statements included in Part II, Item 8 of this report for additional information.
Facilities. United leases gates, hangar sites, terminal buildings and other airport facilities in the municipalities it serves. United has major terminal facility leases at SFO, IAD, ORD, LAX, DEN, EWR, IAH and GUM with expiration dates ranging from 2024 through 2053. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company having financial responsibility for maintenance, insurance and other facility-related expenses and services.
United also maintains administrative, catering, cargo, training, maintenance and other facilities to support its operations in the cities it serves. In addition, United has multiple leases, which expire from 2029 through 2033, for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston.
ITEM 3.    LEGAL PROCEEDINGS.
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings, including, without limitation, litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, inquiries and similar actions involving its passengers, customers, suppliers, employees and shareholders, as well as government agencies, among others, arising in the ordinary course of business and that have not been fully resolved. Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions.
Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and, except as otherwise specifically noted below, the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. However, the ultimate resolutions of the Company's legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. There can be no assurance that there will not be an increase in the scope of one or more of these pending matters or any other or future lawsuits, claims, government investigations or other legal proceedings will not be material to the Company's financial position, results of operations or cash flows for a particular period. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these matters.
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
Holders of Common Stock
As of February 22, 2024, there were 5,695 holders of record of UAL common stock.
The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by Computershare Investor Services, our transfer agent, and does not include holders of shares in "street name" or other holders identified in security position listings maintained by depository trust companies.
Dividend Policy
There were no cash dividend payments during the year ended December 31, 2023 and we do not expect to pay cash dividends in the foreseeable future. Future decisions to pay cash dividends continue to be at the discretion of the Board and will be dependent on our profitability expectations, net income, operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 2020, the Company's Board of Directors terminated the Company's share repurchase program. As such, the Company did not make any purchases of its common stock during the three months ended December 31, 2023.
Recent Sale of Unregistered Securities and Use of Proceeds
The Company did not sell any securities that were not registered under the Securities Act during the period covered by this report that have not been previously disclosed on a Form 10-Q or Form 8-K.
Stock Performance Graph
The following graph compares the cumulative total stockholder return during the period from December 31, 2018 to December 31, 2023 of UAL's common stock to the Standard and Poor's 500 Index ("SPX") and the NYSE Arca Airline Index ("XAL"). The comparison assumes $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested.

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
This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 16, 2023 (the "2022 Annual Report").
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
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Strategy," "Economic and Market Factors," "Governmental Actions," "Cautionary Statement Regarding Forward-Looking Statements" and in Part I, Item 1A. Risk Factors, of this Form 10-K. The results presented in this report are not necessarily indicative of future operating results.
Strategy
Our shared purpose is "Connecting People. Uniting the World." We have the most comprehensive route network among North American carriers, including U.S. mainland hubs in Chicago, Denver, Houston, Los Angeles, New York/Newark, San Francisco and Washington, D.C.
Our United Next plan is our fundamental strategic evolution for driving future growth that we believe will have a transformational effect on the customer experience and earnings power of our business. As part of our United Next plan, in September 2023, United exercised options to purchase 50 Boeing 787-9 aircraft scheduled for delivery between 2028 and 2031 and was granted options to purchase up to an additional 50 Boeing 787 aircraft. In addition, United exercised purchase rights to purchase 60 A321neo aircraft scheduled for delivery between 2028 and 2030 and was granted purchase rights to purchase up to an additional 40 A321neo aircraft. We now expect to take delivery of over 700 new narrow and widebody aircraft by the end of 2033.
Our groundbreaking United Next strategy is expected to increase United's average gauge in North America, to increase the total number of available seats per departure and to significantly lower carbon emissions per seat. United is in the process of retrofitting its mainline, narrow-body planes with its signature interior that includes seat-back entertainment in every seat, larger overhead bins for every passenger's carry-on bag and the industry's fastest available in-flight Wi-Fi, as well as a bright look-and-feel with LED lighting. The carrier's international widebodies will feature the United Polaris® business class seat as well as United Premium Plus® seating. The Company plans to replace older, smaller mainline jets and at least 200 single-class regional jets with larger aircraft, which we expect will lead to fuel efficiency benefits compared to older planes, including an expected 17-25% lower carbon emissions per seat compared to older planes. We believe that United Next will allow us to differentiate our network and segment our products with a greater premium offering while also maintaining fare competitiveness with low-cost carriers.
The Company will be squarely focused on delivering on four strategic pillars:
•United Next: Along with the items mentioned above, additional elements of the United Next plan include hiring over 50,000 new employees, expanding our leading global network to underserved countries and making significant technology changes designed to improve the customer experience and drive operational efficiency.
•Operational excellence: The most important factor for customer satisfaction is on-time flights. We face some unique challenges in this respect because we operate hubs in the most congested and constrained airports in the country. That backdrop means that United needs to be a leader at using technology to overcome these challenges. We believe that we have been working strategically to overcome operational challenges, but we continue to innovate in order to make advancements in this area.
•Pre-tax margin: We believe that best-in-class margin performance will enable us to provide the cash flow needed to support our planned investments in growth.
•Customer service: We believe that excellent customer service is part of de-commoditizing air travel. Our people are our greatest asset and they are by far the most important part of our product. Aspects of the customer experience such as a great route network, new aircraft, and great Wi-Fi are necessary, but not sufficient, conditions for a great airline brand. Ultimately our people provide customers with the service they expect.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution risks associated with our United Next plan, especially relating to the growth in the scale of our operations as a result of the plan; the impact on the Company of significant operational challenges by third parties on which we rely; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; aircraft delivery delays; increasing maintenance expenses; high interest rates; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of this Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends.
Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements or the implementation of new legal requirements and any failure to comply with such legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the closure of our flying airspace and termination of other operations due to regional conflicts, including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and to Tel Aviv as a result of the Israeli-Hamas military conflict, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); increased FAA oversight of the aircraft production process; and any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through the co-branded credit cards issued by our partner. Changes in existing applicable legal requirements or new applicable legal requirements as well as the related interpretations and enforcement practices regarding them, create uncertainty about how such laws and regulations will be understood and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
Results of Operations
Select financial data and operating statistics are provided in the tables below:

(in millions)	2023	2022	2021
Operating revenue	$53,717	$44,955	$24,634
Operating expense	49,506	42,618	25,656
Operating income (loss)	4,211	2,337	(1,022)
Nonoperating expense, net	(824)	(1,347)	(1,535)
Income (loss) before income taxes	3,387	990	(2,557)
Income tax expense (benefit)	769	253	(593)
Net income (loss)	$2,618	$737	$(1,964)

	2023	2022	2021
Passengers (thousands) (a)	164,927	144,300	104,082
Revenue passenger miles ("RPMs") (millions) (b)	244,435	206,791	128,979
Available seat miles ("ASMs") (millions) (c)	291,333	247,858	178,684
Cargo revenue ton miles (millions) (d)	3,159	3,041	3,285
Passenger load factor (e)	83.9%	83.4%	72.2%
Passenger revenue per available seat mile ("PRASM") (cents)	16.84	16.15	11.30
Total revenue per available seat mile ("TRASM") (cents)	18.44	18.14	13.79
Average yield per revenue passenger mile ("Yield") (cents) (f)	20.07	19.36	15.66
Cost per available seat mile ("CASM") (cents)	16.99	17.19	14.36
Average stage length (miles) (g)	1,479	1,437	1,315
Employee headcount, as of December 31	103,300	92,800	84,100
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

Operating Revenue. The table below illustrates the year-over-year percentage change in the Company's operating revenues for the years ended December 31 (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change
Passenger revenue	$49,046	$40,032	$9,014	22.5
Cargo	1,495	2,171	(676)	(31.1)
Other operating revenue	3,176	2,752	424	15.4
Total operating revenue	$53,717	$44,955	$8,762	19.5
The table below presents passenger revenue and select operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2022:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$3,641	$2,225	$2,525	$623	$9,014
Passenger revenue	14.0%	28.0%	118.8%	15.4%	22.5%
Average fare per passenger	0.9%	8.9%	6.7%	7.4%	7.2%
Yield	3.2%	9.7%	(1.9)%	6.2%	3.7%
PRASM	2.7%	9.5%	12.8%	9.7%	4.3%
Passengers	13.0%	17.6%	105.1%	7.4%	14.3%
RPMs	10.5%	16.7%	123.1%	8.6%	18.2%
ASMs	11.0%	16.9%	94.0%	5.2%	17.5%
Passenger load factor (points)	(0.4)	(0.1)	10.2	2.8	0.5
Passenger revenue increased $9.0 billion, or 22.5%, in 2023 as compared to 2022, primarily due to a 17.5% increase in capacity, strength in yield, and a 0.5 point increase in passenger load factor.
Cargo revenue decreased $676 million, or 31.1%, in 2023 as compared to 2022, primarily due to lower yields as a result of increased market capacity and rate pressures.
Other operating revenue increased $424 million, or 15.4%, in 2023 as compared to 2022, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending and new credit card member acquisitions with the co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships and one-time lounge passes as compared to the year-ago period.

Operating Expense. The table below includes data related to the Company's operating expense for the years ended December 31 (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change (a)
Salaries and related costs	$14,787	$11,466	$3,321	29.0
Aircraft fuel	12,651	13,113	(462)	(3.5)
Landing fees and other rent	3,076	2,576	500	19.4
Aircraft maintenance materials and outside repairs	2,736	2,153	583	27.1
Depreciation and amortization	2,671	2,456	215	8.8
Regional capacity purchase	2,400	2,299	101	4.4
Distribution expenses	1,977	1,535	442	28.8
Aircraft rent	197	252	(55)	(21.8)
Special charges	949	140	809	NM
Other operating expenses	8,062	6,628	1,434	21.6
Total operating expenses	$49,506	$42,618	$6,888	16.2
(a) NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $3.3 billion, or 29.0%, in 2023 as compared to 2022, primarily due to an approximately 11% increase in headcount from increased flight activity, pay rate increases related to a new collective bargaining agreement with employees represented by ALPA, annual wage rate increases across employee groups and an increase of $548 million in profit sharing expense due to both an increase in pre-tax income and a change in the profit sharing formula as a result of the new collective bargaining agreement with employees represented by ALPA.
Aircraft fuel expense decreased $462 million, or 3.5%, in 2023 as compared to 2022, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon for the years ended December 31 (in millions, except percentage changes and per gallon data):

	2023	2022	% Change
Fuel expense	$12,651	$13,113	(3.5)
Total fuel consumption (gallons)	4,205	3,608	16.5
Average price per gallon	$3.01	$3.63	(17.1)
Landing fees and other rent increased $500 million, or 19.4%, in 2023 as compared to 2022, primarily due to increased rates and increased flight activity driving higher landed weight volume and a higher number of enplaned passengers as well as expansion in airport rental space at certain hubs.
Aircraft maintenance materials and outside repairs increased $583 million, or 27.1%, in 2023 as compared to 2022, primarily due to increased flight activity and increased volumes of both engine overhauls and airframe heavy maintenance checks.
Depreciation expense increased $215 million, or 8.8%, in 2023 as compared to 2022, primarily due to new aircraft inducted into service.
Regional capacity purchase costs increased $101 million, or 4.4%, in 2023 as compared to 2022, despite an approximately 13% reduction in regional capacity, primarily due to rate increases under various capacity purchase agreements with regional carriers.
Distribution expenses increased $442 million, or 28.8%, in 2023 as compared to 2022, primarily due to higher credit card fees, travel agency commissions and global distribution fees driven by the overall increase in passenger revenue. Also, starting in the fourth quarter of 2023, the Company reclassified certain commissions totaling $80 million from contra-revenue to distribution expense as an immaterial reclassification correction.
The table below presents special charges recorded by the Company during the years ended December 31 (in millions):

	2023	2022
Labor contract ratification bonuses	$814	$—
(Gains) losses on sale of assets and other special charges	135	140
Total special charges	$949	$140
See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Other operating expenses increased $1.4 billion, or 21.6%, in 2023 as compared to 2022, primarily as a direct result of the increase in flight activity and the impacts of inflationary pressures. Other operating expenses include expenditures related to ground handling, passenger services, food and beverage offerings, navigation fees, personnel-related costs and information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2023	2022	Increase (Decrease)	% Change
Interest expense	$(1,956)	$(1,778)	$178	10.0
Interest income	827	298	529	NM
Interest capitalized	182	105	77	73.3
Unrealized gains on investments, net	27	20	7	35.0
Miscellaneous, net	96	8	88	NM
Total nonoperating expense, net	$(824)	$(1,347)	$(523)	(38.8)
Interest expense increased $178 million, or 10.0%, in 2023 as compared to 2022, primarily due to higher interest rates on variable rate debt and new debt issuances in the current period, partially offset by reduced interest expense on the prepayment of $1.0 billion of the outstanding principal amount under a 2021 term loan facility in the second quarter of 2023.
Interest income increased $529 million in 2023 as compared to 2022, primarily due to higher interest rates on the Company's cash balances and U.S. government and agency notes. See Note 8 to the financial statements included in Part II, Item 8 of this report for additional information.
Interest capitalized increased $77 million in 2023 as compared to 2022, primarily due to increased capitalization associated with aircraft purchases and increased interest rates.
Unrealized gains on investments, net was $27 million in 2023 as compared to $20 million in 2022, primarily due to the change in the market value of the Company's investments in equity securities. See Notes 8 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Miscellaneous, net changed by $88 million in 2023 as compared to the year-ago period, primarily due to lower foreign exchange losses and lower net cost from the pensions and postretirement benefit plans.
Income Taxes. See Note 6 to the financial statements included in Part II, Item 8 of this report for information related to income taxes.
Liquidity and Capital Resources
As of December 31, 2023, the Company had $14.4 billion in unrestricted cash, cash equivalents and short-term investments as compared to approximately $16.4 billion as of December 31, 2022. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, adequate liquidity access and cost of capital are efficiently managed.
The Revolving Credit and Guaranty Agreement, under the Term Loan Credit and Guaranty Agreement, provides revolving loan commitments of up to $1.75 billion until April 21, 2025, subject to certain customary conditions. No borrowings were outstanding under this facility at December 31, 2023. On February 15, 2024, the Company amended its 2021 revolving credit facility to increase its borrowing capacity by $1.115 billion. Also, on February 22, 2024, the Company refinanced its 2021 term loans by paying down $1.37 billion of its outstanding balance and lowering the margin applied to these term loans by 1.00%. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information on these financing transactions.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of December 31, 2023, the Company had approximately $36.7 billion of debt, finance lease, operating lease and other financial liabilities, including $4.8 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of December 31, 2023, UAL and United were in compliance with their respective debt covenants. As of December 31, 2023, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, route authorities and airport slots, was pledged under various loan and other agreements. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing and other debt instruments.
For 2024, the Company expects approximately $8 billion of adjusted capital expenditures. Adjusted capital expenditures is a financial measure not calculated in accordance of generally accepted accounting principles ("GAAP"). It is calculated as capital expenditures, net of flight equipment purchase deposit returns, plus property and equipment acquired through the issuance of debt, finance leases, and other financial liabilities. We are not providing a target for or a reconciliation to capital expenditures, net of flight equipment purchase deposit returns, the most directly comparable GAAP measure, because we are not able to predict non-cash capital expenditures without unreasonable efforts, and therefore we also are not able to determine the probable significance of such items. We believe that adjusting capital expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities is useful to investors in order to appropriately reflect the total amounts spent on capital expenditures. The Company's estimate for aircraft expenditures reflects its current assumptions regarding delayed aircraft deliveries. See Note 12 to the financial statements included in Part II, Item 8 of this report for additional information on commitments, including aircraft expenditures reflecting contractual delivery dates without adjustment for expected delays. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
The following table summarizes our cash flow for the years ended December 31 (in millions):

	2023	2022	2021
Total cash provided by (used in):
Operating activities	$6,911	$6,066	$2,067
Investing activities	(6,106)	(13,829)	(1,672)
Financing activities	(1,892)	(3,349)	6,396
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,087)	$(11,112)	$6,791
See the Statements of Consolidated Cash Flows included in Part II, Item 8 of this report for additional information.
Operating Activities. Cash flows provided by operating activities for 2023 were $0.8 billion higher than 2022 primarily due to an approximately $1.9 billion increase in operating income as improvements in the demand for air travel continued partially offset by a decrease in various working capital items.
Investing Activities. Cash flows used in investing activities decreased $7.7 billion in 2023 as compared to the year-ago period mainly related to approximately $10.2 billion due to lower purchase and higher sales activity in short-term and other investments, partially offset by a $2.4 billion increase in capital expenditures. Capital expenditures were primarily attributable to the purchase of aircraft, aircraft improvements and advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in 2023 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During 2023, the Company made $4.2 billion of principal payments on debt, finance leases, and other financial liabilities. The payments in 2023 included a prepayment of $1.0 billion of the outstanding principal amount under a 2021 term loan facility.
Debt Issuances. In 2023, the Company and Wilmington Trust, National Association, as subordination agent and pass through trustee (the "Trustee") under a certain pass through trust newly formed by the Company, entered into the Note Purchase Agreement, dated as of June 20, 2023 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by the Company of equipment notes (the "Equipment Notes") in the aggregate principal amount of $1.3 billion to finance 39 Boeing aircraft delivered new to the Company from August 2022 to May 2023. Pursuant to the Note Purchase Agreement, the Trustee purchased Equipment Notes issued under a trust indenture and mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each aircraft entered into by the Company and Wilmington Trust, National Association, as mortgagee. Each Indenture provides for the issuance of Equipment Notes in a single series, Series A, bearing interest at the rate of 5.80% per annum. The Equipment Notes were purchased by the Trustee, using the proceeds from the sale of Pass Through Certificates, Series 2023-1A, issued by a pass through trust newly-formed by the Company to facilitate the financing of the aircraft. The interest on the Equipment Notes is payable semi-annually on each January 15 and July 15, beginning on January 15, 2024. The principal payments on the Equipment Notes are scheduled on January 15 and July 15 of each year, beginning on July 15, 2024. The final payments on the Equipment Notes will be due on January 15, 2036.
Also, during 2023, United borrowed $1.1 billion for aircraft financings.
See Note 9 and Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing.
Significant financing events in 2022 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During 2022, the Company made $4.0 billion of principal payments on debt, finance leases, and other financial liabilities.
Debt Issuances. During 2022, United borrowed $0.8 billion for aircraft financings.
For additional information regarding these Liquidity and Capital Resource matters, see Notes 9, 10 and 12 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company's statements of consolidated cash flows. For a discussion of the Company's sources and uses of cash in 2022 as compared to 2021, see "Liquidity and Capital Resources" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report.
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
The table below provides a summary of the Company's current and long-term material cash requirements as of December 31, 2023 (in billions):

	2024	2025	2026	2027	2028	After 2028
Long-term debt (a)	$4.0	$3.5	$5.2	$2.5	$5.3	$8.9
Finance leases—principal portion	0.2	0.1	—	—	—	—
Interest on debt and finance leases (b)	1.5	1.3	1.1	0.9	0.6	0.8
Operating leases (c)	0.8	0.7	0.7	0.9	0.7	2.9
Leases not yet commenced (d)	—	0.1	0.1	0.2	0.2	1.0
Other financial liabilities	0.2	0.2	0.2	0.5	0.1	2.1
Regional CPAs (e)	2.4	2.1	2.1	1.6	1.3	4.1
Postretirement benefit payments (f)	0.1	0.1	0.1	0.1	0.1	0.3
Pension funding (g)	—	0.2	0.3	0.2	0.2	0.3
Capital and other purchases (h)	12.1	7.9	6.0	4.5	6.1	23.5
Total	$21.3	$16.2	$15.8	$11.4	$14.6	$43.9
(a)Long-term debt presented in the Company's financial statements is net of $277 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Cash requirements do not include the debt discount, premiums and debt issuance costs.
(b)Future interest payments on variable rate debt were computed using the rates as of December 31, 2023.
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
(f)Amounts represent postretirement benefit payments through 2033. Benefit payments approximate plan contributions as plans are substantially unfunded.
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
In addition to the material cash requirements discussed above, the Company has made certain guarantees that could have a material future effect on the Company's cash requirements:
Letters of Credit and Surety Bonds. As of December 31, 2023, United had approximately $518 million of letters of credit and surety bonds securing various obligations with expiration dates through 2033. Certain of these amounts are cash collateralized and reported within Restricted cash on our statement of financial position. See Note 12 to the financial statements included in Part II, Item 8 of this report for more information related to these letters of credit and surety bonds.
Guarantee of Debt of Others. As of December 31, 2023, United is the guarantor of $77 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to increased cost provisions and the Company would potentially be responsible for those costs under the guarantees. The increased cost provisions in the $77 million of aircraft mortgage debt are similar to those in certain of the Company's debt agreements. See discussion under Increased Cost Provisions, below, for additional information on increased cost provisions related to the Company's debt.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through various debt obligations. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on these debt obligations. As of December 31, 2023, approximately $2.5 billion principal amount of such loans was secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2023, the Company's contingent exposure was approximately $447 million principal amount of such obligations based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when these obligations are paid in full, which ranges from 2027 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate ("SOFR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. The Company elected to apply the guidance in Accounting Standards Codification 848, Reference Rate Reform, to contracts and transactions that transitioned from the London Interbank Offered Rate (LIBOR) to SOFR. The application of this guidance did not have any material impact on the Company's financial statements. At December 31, 2023, the Company had $11.3 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $8.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
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
The Company estimates the value of Advance ticket sales that will expire unused ("breakage") and recognizes revenue and any changes in estimates in proportion to the usage of the related tickets. To determine breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns.
Frequent Flyer Accounting. United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to six years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
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
Indefinite-lived intangible assets. The Company has indefinite-lived intangible assets, including goodwill. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. When there is a triggering event, the Company typically determines fair value using either market or variation of the income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses, margin and cash flows, (2) terminal period growth rate, (3) an estimated weighted average cost of capital, (4) asset-specific risk factor and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual results may differ materially from these estimates. Actual results will be influenced by the competitive environment, fuel costs and other expenses, and potentially other unforeseen events or circumstances that could have a material impact on future results. We recognize an impairment when the fair value of an intangible asset is less than its carrying value.
Every year, the Company evaluates its indefinite-lived intangible assets for possible impairments. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine the fair value of the China route authority, the Company used a discounted cash flow method. Key inputs into the models included forecasted revenues, fuel costs, other operating costs, margin and an overall discount rate. These assumptions are inherently uncertain as they relate to future events and circumstances.
See Notes 1 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet, product development, ESG-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, as well as related costs or other issues, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and to Tel Aviv as a result of the Israeli-Hamas military conflict and an escalation of the broader economic consequences of the conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, and any failure to achieve or demonstrate progress towards our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of this Form 10-K, and under "Economic and Market Factors" and "Governmental Actions" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
Interest Rates. Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt and interest income earned on short-term investments). The Company's policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company's interest rate market risk at December 31, 2023 (in millions):

Variable rate debt
Carrying value of variable rate debt	$11,184
Impact of 100 basis point increase on projected interest expense for the following year	77
Fixed rate debt
Carrying value of fixed rate debt	17,891
Fair value of fixed rate debt	17,276
Impact of 100 basis point increase in market rates on fair value	(406)
A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2023 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company's interest income of approximately $171 million during 2024.
Commodity Price Risk (Aircraft Fuel). The price of aircraft fuel can significantly affect the Company's operations, results of operations, financial position and liquidity.
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The Company's current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. A one-dollar change in the price of a barrel of aircraft fuel would change the Company's 2024 projected fuel expense by approximately $100 million.
Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company's results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company's more significant foreign currency exposures include the Canadian dollar, European euro, Japanese yen, Chinese renminbi, Brazilian real and Mexican peso. The Company's current strategy is to not enter into transactions to hedge its foreign currency exposure, although the Company regularly reviews its policy based on market conditions and other factors.
The result of a uniform 1% strengthening in the value of the U.S. dollar from December 31, 2023 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $16 million for the year ending December 31, 2024. This sensitivity analysis was prepared based upon projected 2024 foreign currency-denominated revenues and expenses as of December 31, 2023.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines Holdings, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company’s China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset’s carrying value. At December 31, 2023, the carrying value of the Company's China route authority indefinite-lived intangible asset (the China intangible asset) was $1.0 billion.

Auditing management's annual China intangible asset impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the asset. The fair value estimate was sensitive to significant assumptions such as forecasted revenues, fuel costs, other operating costs, margin and an overall discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

We Addressed the Matter in Our Audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of the China intangible asset used in the annual impairment test. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including forecasted revenues, fuel costs, other operating costs, margin and the overall discount rate.

To test the estimated fair value of the Company's China intangible asset, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model. We compared significant assumptions to current industry, market and economic trends, and to the Company's historical results. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the China intangible asset that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's overall discount rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

Chicago, Illinois
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of United Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-lived Intangible Asset (China Route Authorities) Impairment Analysis

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company’s China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset’s carrying value. At December 31, 2023, the carrying value of the Company's China route authority indefinite-lived intangible asset (the China intangible asset) was $1.0 billion.

Auditing management's annual China intangible asset impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the asset. The fair value estimate was sensitive to significant assumptions such as forecasted revenues, fuel costs, other operating costs, margin and an overall discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

We Addressed the Matter in Our Audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of the China intangible asset used in the annual impairment test. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including forecasted revenues, fuel costs, other operating costs, margin and the overall discount rate.

To test the estimated fair value of the Company's China intangible asset, we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model. We compared significant assumptions to current industry, market and economic trends, and to the Company's historical results. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the China intangible asset that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the Company's overall discount rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

Chicago, Illinois
February 29, 2024

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating revenue:
Passenger revenue	$49,046	$40,032	$20,197
Cargo	1,495	2,171	2,349
Other operating revenue	3,176	2,752	2,088
Total operating revenue	53,717	44,955	24,634
Operating expense:
Salaries and related costs	14,787	11,466	9,566
Aircraft fuel	12,651	13,113	5,755
Landing fees and other rent	3,076	2,576	2,416
Aircraft maintenance materials and outside repairs	2,736	2,153	1,316
Depreciation and amortization	2,671	2,456	2,485
Regional capacity purchase	2,400	2,299	2,147
Distribution expenses	1,977	1,535	677
Aircraft rent	197	252	228
Special charges	949	140	(3,367)
Other operating expenses	8,062	6,628	4,433
Total operating expense	49,506	42,618	25,656
Operating income (loss)	4,211	2,337	(1,022)

Nonoperating income (expense):
Interest expense	(1,956)	(1,778)	(1,657)
Interest income	827	298	36
Interest capitalized	182	105	80
Unrealized gains (losses) on investments, net	27	20	(34)
Miscellaneous, net	96	8	40
Total nonoperating expense, net	(824)	(1,347)	(1,535)
Income (loss) before income taxes	3,387	990	(2,557)
Income tax expense (benefit)	769	253	(593)
Net income (loss)	$2,618	$737	$(1,964)
Earnings (loss) per share, basic	$7.98	$2.26	$(6.10)
Earnings (loss) per share, diluted	$7.89	$2.23	$(6.10)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2023	2022	2021

Net income (loss)	$2,618	$737	$(1,964)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(261)	1,145	199
Investments and other	24	(28)	(2)
Total other comprehensive income (loss), net of tax	(237)	1,117	197
Total comprehensive income (loss), net	$2,381	$1,854	$(1,767)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$6,058	$7,166
Short-term investments	8,330	9,248
Restricted cash	31	45
Receivables, less allowance for credit losses (2023—$18; 2022—$11)	1,898	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023—$689; 2022—$610)	1,561	1,109
Prepaid expenses and other	609	689
Total current assets	18,487	20,058
Operating property and equipment:
Flight equipment	48,448	42,775
Other property and equipment	10,527	9,334
Purchase deposits for flight equipment	3,550	2,820
Total operating property and equipment	62,525	54,929
Less—Accumulated depreciation and amortization	(22,710)	(20,481)
Total operating property and equipment, net	39,815	34,448

Operating lease right-of-use assets	3,914	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023—$1,495; 2022—$1,472)	2,725	2,762
Restricted cash	245	210
Deferred income taxes	—	91
Investments in affiliates and other, less allowance for credit losses (2023—$38; 2022—$21)	1,391	1,373
Total other assets	8,888	8,963
Total assets	$71,104	$67,358

(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2023	2022
Current liabilities:
Accounts payable	$3,835	$3,395
Accrued salaries and benefits	2,940	1,971
Advance ticket sales	6,704	7,555
Frequent flyer deferred revenue	3,095	2,693
Current maturities of long-term debt	4,018	2,911
Current maturities of other financial liabilities	57	23
Current maturities of operating leases	576	561
Current maturities of finance leases	172	104
Other	806	779
Total current liabilities	22,203	19,992

Long-term debt	25,057	28,283
Long-term obligations under operating leases	4,503	4,459
Long-term obligations under finance leases	91	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,048	3,982
Pension liability	968	747
Postretirement benefit liability	637	671
Deferred income taxes	594	0
Other financial liabilities	2,265	844
Other	1,414	1,369
Total other liabilities and deferred credits	9,926	7,613
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 328,018,739 and 326,930,321 shares at December 31, 2023 and 2022, respectively	4	4
Additional capital invested	8,992	8,986
Stock held in treasury, at cost	(3,441)	(3,534)
Retained earnings	3,831	1,265
Accumulated other comprehensive income	(62)	175
Total stockholders' equity	9,324	6,896
Total liabilities and stockholders' equity	$71,104	$67,358

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income (loss)	$2,618	$737	$(1,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	756	248	(583)
Depreciation and amortization	2,671	2,456	2,485
Operating and non-operating special charges, non-cash portion	84	16	32
Unrealized (gains) losses on investments	(27)	(20)	34
Amortization of debt discount and debt issuance costs	139	156	171
Other operating activities	6	218	222
Changes in operating assets and liabilities -
Increase in receivables	(100)	(158)	(448)
Increase in prepaids and other assets	(463)	(86)	(292)
Increase (decrease) in advance ticket sales	(851)	1,200	1,521
Increase in frequent flyer deferred revenue	468	393	307
Increase in accounts payable	572	796	985
Increase (decrease) in other liabilities	1,038	110	(403)
Net cash provided by operating activities	6,911	6,066	2,067
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(7,171)	(4,819)	(2,107)
Purchases of short-term and other investments	(9,470)	(11,232)	(68)
Proceeds from sale of short-term and other investments	10,519	2,084	397
Proceeds from sale of property and equipment	39	207	107
Other, net	(23)	(69)	(1)
Net cash used in investing activities	(6,106)	(13,829)	(1,672)
Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	2,388	736	11,096
Payments of long-term debt, finance leases and other financial liabilities	(4,248)	(4,011)	(5,205)
Proceeds from equity issuance	—	—	532
Other, net	(32)	(74)	(27)
Net cash provided by (used in) financing activities	(1,892)	(3,349)	6,396
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,087)	(11,112)	6,791
Cash, cash equivalents and restricted cash at beginning of year	7,421	18,533	11,742
Cash, cash equivalents and restricted cash at end of year	$6,334	$7,421	$18,533

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$777	$19	$814
Right-of-use assets acquired through operating leases	552	137	771
Lease modifications and lease conversions	546	(84)	123
Investment interests received in exchange for goods and services	33	103	295

Cash Paid During the Period for:
Interest	$1,848	$1,573	$1,424
Income taxes	7	8	—

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	311.8	$4	$8,366	$(3,897)	$2,626	$(1,139)	$5,960
Net loss	—	—	—	—	(1,964)	—	(1,964)
Other comprehensive income	—	—	—	—	—	197	197
Stock-settled share-based compensation	—	—	232	—	—	—	232
Warrants issued	—	—	99	—	—	—	99
Issuance of common stock	11.0	—	532	—	—	—	532
Stock issued for share-based awards, net of shares withheld for tax	1.0	—	(73)	83	(37)	—	(27)
Balance at December 31, 2021	323.8	4	9,156	(3,814)	625	(942)	5,029
Net income	—	—	—	—	737	—	737
Other comprehensive income	—	—	—	—	—	1,117	1,117
Stock-settled share-based compensation	—	—	86	—	—	—	86
Stock issued for share-based awards, net of shares withheld for tax	3.1	—	(256)	280	(97)	—	(73)
Balance at December 31, 2022	326.9	4	8,986	(3,534)	1,265	175	6,896
Net income	—	—	—	—	2,618	—	2,618
Other comprehensive loss	—	—	—	—	—	(237)	(237)
Stock-settled share-based compensation	—	—	77	—	—	—	77
Proceeds from exercise of stock options			1				1
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(72)	93	(52)	—	(31)
Balance at December 31, 2023	328.0	$4	$8,992	$(3,441)	$3,831	$(62)	$9,324

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating revenue:
Passenger revenue	$49,046	$40,032	$20,197
Cargo	1,495	2,171	2,349
Other operating revenue	3,176	2,752	2,088
Total operating revenue	53,717	44,955	24,634
Operating expense:
Salaries and related costs	14,787	11,466	9,566
Aircraft fuel	12,651	13,113	5,755
Landing fees and other rent	3,076	2,576	2,416
Aircraft maintenance materials and outside repairs	2,736	2,153	1,316
Depreciation and amortization	2,671	2,456	2,485
Regional capacity purchase	2,400	2,299	2,147
Distribution expenses	1,977	1,535	677
Aircraft rent	197	252	228
Special charges (credits)	949	140	(3,367)
Other operating expenses	8,059	6,626	4,431
Total operating expense	49,503	42,616	25,654
Operating income (loss)	4,214	2,339	(1,020)

Nonoperating income (expense):
Interest expense	(1,956)	(1,778)	(1,657)
Interest income	827	298	36
Interest capitalized	182	105	80
Unrealized gains (losses) on investments, net	27	20	(34)
Miscellaneous, net	96	8	40
Total nonoperating expense, net	(824)	(1,347)	(1,535)
Income (loss) before income taxes	3,390	992	(2,555)
Income tax expense (benefit)	770	253	(593)
Net income (loss)	$2,620	$739	$(1,962)
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2023	2022	2021

Net income (loss)	$2,620	$739	$(1,962)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(261)	1,145	199
Investments and other	24	(28)	(2)
Total other comprehensive income, net of tax	(237)	1,117	197
Total comprehensive income (loss), net	$2,383	$1,856	$(1,765)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$6,058	$7,166
Short-term investments	8,330	9,248
Restricted cash	31	45
Receivables, less allowance for credit losses (2023—$18; 2022—$11)	1,898	1,801
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2023—$689; 2022—$610)	1,561	1,109
Prepaid expenses and other	609	689
Total current assets	18,487	20,058
Operating property and equipment:
Flight equipment	48,448	42,775
Other property and equipment	10,527	9,334
Purchase deposits for flight equipment	3,550	2,820
Total operating property and equipment	62,525	54,929
Less—Accumulated depreciation and amortization	(22,710)	(20,481)
Total operating property and equipment, net	39,815	34,448

Operating lease right-of-use assets	3,914	3,889

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2023—$1,495; 2022—$1,472)	2,725	2,762
Restricted cash	245	210
Deferred income taxes	—	62
Investments in affiliates and other, less allowance for credit losses (2023—$38; 2022—$21)	1,391	1,373
Total other assets	8,888	8,934
Total assets	$71,104	$67,329

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2023	2022
Current liabilities:
Accounts payable	$3,835	$3,395
Accrued salaries and benefits	2,940	1,971
Advance ticket sales	6,704	7,555
Frequent flyer deferred revenue	3,095	2,693
Current maturities of long-term debt	4,018	2,911
Current maturities of other financial liabilities	57	23
Current maturities of operating leases	576	561
Current maturities of finance leases	172	104
Other	808	781
Total current liabilities	22,205	19,994

Long-term debt	25,057	28,283
Long-term obligations under operating leases	4,503	4,459
Long-term obligations under finance leases	91	115

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,048	3,982
Pension liability	968	747
Postretirement benefit liability	637	671
Deferred income taxes	622	—
Other financial liabilities	2,265	844
Other	1,414	1,369
Total other liabilities and deferred credits	9,954	7,613
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2023 and 2022	—	—
Additional capital invested	482	403
Retained earnings	6,336	3,716
Accumulated other comprehensive income	(62)	175
Payable to parent	2,538	2,571
Total stockholder's equity	9,294	6,865
Total liabilities and stockholder's equity	$71,104	$67,329

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income (loss)	$2,620	$739	$(1,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Deferred income tax (benefit)	757	248	(583)
Depreciation and amortization	2,671	2,456	2,485
Operating and non-operating special charges, non-cash portion	84	16	32
Unrealized (gains) losses on investments	(27)	(20)	34
Amortization of debt discount and debt issuance costs	139	156	171
Other operating activities	7	218	222
Changes in operating assets and liabilities -
Increase in receivables	(100)	(158)	(448)
Increase in intercompany receivables	(33)	(76)	(28)
Increase in prepaids and other assets	(463)	(86)	(293)
Increase (decrease) in advance ticket sales	(851)	1,200	1,521
Increase in frequent flyer deferred revenue	468	393	307
Increase in accounts payable	572	796	985
Increase (decrease) in other liabilities	1,035	110	(403)
Net cash provided by operating activities	6,879	5,992	2,040
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(7,171)	(4,819)	(2,107)
Purchases of short-term and other investments	(9,470)	(11,232)	(68)
Proceeds from sale of short-term and other investments	10,519	2,084	397
Proceeds from sale of property and equipment	39	207	107
Other, net	(23)	(69)	(1)
Net cash used in investing activities	(6,106)	(13,829)	(1,672)
Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	2,388	736	11,096
Payments of long-term debt, finance leases and other financial liabilities	(4,248)	(4,011)	(5,205)
Proceeds from issuance of parent company stock	—	—	532
Net cash provided by (used in) financing activities	(1,860)	(3,275)	6,423
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,087)	(11,112)	6,791
Cash, cash equivalents and restricted cash at beginning of year	7,421	18,533	11,742
Cash, cash equivalents and restricted cash at end of year	$6,334	$7,421	$18,533

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$777	$19	$814
Right-of-use assets acquired through operating leases	552	137	771
Lease modifications and lease conversions	546	(84)	123
Investment interests received in exchange for goods and services	33	103	295

Cash Paid During the Period for:
Interest	$1,848	$1,573	$1,424
Income taxes	7	8	—

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2020	$85	$4,939	$(1,139)	$2,043	$5,928
Net loss	—	(1,962)	—	—	(1,962)
Other comprehensive income	—	—	197	—	197
Stock-settled share-based compensation	232	—	—	—	232
Impact of UAL common stock issuance	—	—	—	532	532
Other	—	—	—	71	71
Balance at December 31, 2021	317	2,977	(942)	2,646	4,998
Net income	—	739	—	—	739
Other comprehensive income	—	—	1,117	—	1,117
Stock-settled share-based compensation	86	—	—	—	86
Other	—	—	—	(75)	(75)
Balance at December 31, 2022	403	3,716	175	2,571	6,865
Net income	—	2,620	—	—	2,620
Other comprehensive loss	—	—	(237)	—	(237)
Stock-settled share-based compensation	77	—	—	—	77
Other	2	—	—	(33)	(31)
Balance at December 31, 2023	$482	$6,336	$(62)	$2,538	$9,294

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
United initially capitalizes the costs of selling airline travel tickets and then recognizes those costs as Distribution expense at the time of travel. Costs to sell a ticket include credit card fees, travel agency and other commissions paid, as well as global distribution systems booking fees.
Advance Ticket Sales. Advance ticket sales represent the Company's liability to provide air transportation in the future. All tickets sold at any given point in time have travel dates through the next 12 months. The Company defers amounts related to future travel in its Advance ticket sales liability account.
The Company estimates the value of Advance ticket sales that will expire unused ("breakage") and recognizes revenue and any changes in estimates in proportion to the usage of the related tickets. To determine breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns.

In the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $5.7 billion, $3.3 billion and $1.8 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
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
The Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

	2023	2022	2021
Domestic (U.S. and Canada)	$32,400	$28,474	$16,845
Atlantic	10,982	9,072	3,414
Pacific	5,267	2,927	1,507
Latin America	5,068	4,482	2,868
Total	$53,717	$44,955	$24,634
The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company's operations involve an insignificant level of revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue-producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenity fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $4.1 billion, $3.4 billion and $2.2 billion of ancillary fees within passenger revenue in the years ended December 31, 2023, 2022 and 2021, respectively.
(c)Ticket Taxes—Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis and, as a result, are excluded from revenue.
(d)Frequent Flyer Accounting—United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from one to six years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
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
Frequent Flyer Deferred Revenue. Miles in MileagePlus members' accounts are combined into one homogeneous pool and are thus not separately identifiable, for award redemption purposes, between miles earned in the current period and those in their beginning balance. Of the miles expected to be redeemed, the Company expects the majority of these miles to be redeemed within two years. The current portion of the Frequent flyer deferred revenue is based on expected redemptions in the next 12 months. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Year Ended December 31,
	2023	2022
Total Frequent flyer deferred revenue - beginning balance	$6,675	$6,282
Total miles awarded	3,297	2,558
Travel miles redeemed	(2,723)	(2,079)
Non-travel miles redeemed	(106)	(86)
Total Frequent flyer deferred revenue - ending balance	$7,143	$6,675
In the years ended December 31, 2023, 2022 and 2021, the Company recognized, in Other operating revenue, $2.7 billion, $2.4 billion and $1.8 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Co-Brand Agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Total Frequent flyer deferred revenue.
(e)Cash and Cash Equivalents and Restricted Cash—Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company or payment to an outside party.
Restricted cash-current—The December 31, 2023 balance includes amounts to be used for the payment of principal, interest and fees on the $4.8 billion of senior secured notes and a secured term loan facility (the "MileagePlus Financing") secured by substantially all of the assets of Mileage Plus Holdings, LLC ("MPH"), a direct wholly-owned subsidiary of United.
Restricted cash-non-current—The December 31, 2023 balance primarily includes collateral associated with the MileagePlus Financing, collateral for letters of credit and collateral associated with facility leases and other insurance-related obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows (in millions):

	At December 31,
	2023	2022	2021
Current assets:
Cash and cash equivalents	$6,058	$7,166	$18,283
Restricted cash	31	45	37
Other assets:
Restricted cash	245	210	213
Total cash, cash equivalents and restricted cash shown in the statement of consolidated cash flows	$6,334	$7,421	$18,533
(f)Investments—Highly liquid investments with maturities of greater than three months to a year, at the time of purchase, are classified as short-term investments and are stated at fair value. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs. Our short-term investments in debt securities are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of these investments are reflected in Miscellaneous, net in the consolidated statements of operations. Unrealized gains and losses on available-for-sale debt securities are reflected as a component of accumulated other comprehensive income (loss). Equity investments are accounted for under the equity method if we are able to exercise significant influence over an investee. Equity investments for which we do not have significant influence are recorded at fair value or at cost, if fair value is not readily determinable, with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Changes in fair value are recorded in Unrealized gains (losses) on investments, net in the consolidated statements of operations. See Note 8 of this report for additional information related to investments.

(g)Compensation received in connection with purchase agreements—The Company accounts for compensation received from vendors as deferred credits that will generally be recognized as a reduction to the cost of the asset received in future periods.
(h)Accounts Receivable—Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo customers. We provide an allowance for credit losses expected to be incurred. We base our allowance on various factors including, but not limited to, aging, payment history, write-offs, macro-economic indicators and other credit monitoring indicators. Credit loss expense and write-offs related to trade receivables were not material for the years ended December 31, 2023 and 2022.
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
As of December 31, 2023 and 2022, the Company had a carrying value of computer software of $453 million and $471 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company's amortization expense related to computer software was $168 million, $166 million and $182 million, respectively. Aircraft, spare engines and related rotable parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.
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
The Company recorded impairment charges related to certain of its aircraft of $97 million for the year ended December 31, 2021. See Note 13 of this report for additional information related to impairments.
(l)Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. When there is a triggering event, the Company typically determines fair value using either market or a variation of the income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses, margin and cash flows, (2) terminal period growth rate, (3) an estimated weighted average cost of capital, (4) asset-specific risk factor and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual results may differ materially from these estimates. We recognize an impairment when the fair value of an intangible asset is less than its carrying value.
Every year, the Company evaluates its intangible assets for possible impairments. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value of the China route authority, the Company used a discounted cash flow method. Key inputs into the models included forecasted revenues, fuel costs, other operating costs, margin and an overall discount rate. These assumptions are inherently uncertain as they relate to future events and circumstances.
The following table presents information about the Company's goodwill and other intangible assets at December 31 (in millions):

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$4,527		$4,527

Indefinite-lived intangible assets
China route authority	$1,020		$1,020
Airport slots	574		574
Tradenames and logos	593		593
Alliances	404		404
Total	$2,591		$2,591

Finite-lived intangible assets
Frequent flyer database	$1,177	$1,068	$1,177	$1,040
Hubs	145	131	145	124
Contracts	—	—	7	7
Other	307	296	314	301
Total	$1,629	$1,495	$1,643	$1,472
Amortization expense in 2023, 2022 and 2021 was $37 million, $41 million and $49 million, respectively. Projected amortization expense in 2024, 2025, 2026, 2027 and 2028 is $32 million, $28 million, $18 million, $11 million and $10 million, respectively.
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
(p)Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $221 million, $165 million and $99 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
(s)Recently Issued Accounting Standards— In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual sale restrictions. The ASU became effective January 1, 2024. We do not expect this ASU to have a material impact on the valuation of our equity investments; however, we may be required to include additional disclosures to the extent we have material equity investments subject to contractual sale restrictions.
NOTE 2 - COMMON STOCKHOLDERS' EQUITY AND PREFERRED SECURITIES
The Company issued warrants to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program ("PSP"), including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). See Note 9 of this report for additional information about the unsecured promissory notes issued by the Company to Treasury under the PSP and related extensions. As of December 31, 2023, the Company had the following warrants outstanding:

Warrant Description	Number of Shares of UAL Common Stock (in millions)	Exercise Price	Expiration Dates
PSP1 Warrants	4.8	$31.50	4/20/2025	—	9/30/2025
CARES Act Warrants	1.7	31.50	9/28/2025
PSP2 Warrants	2.0	43.26	1/15/2026	—	4/29/2026
PSP3 Warrants	1.5	53.92	4/29/2026	—	6/10/2026
Total	10.0
As of December 31, 2023, approximately 4.8 million shares of UAL's common stock were reserved for future issuance related to the issuance of equity-based awards under the Company's incentive compensation plans.

As of December 31, 2023, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL's amended and restated certificate of incorporation.
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
NOTE 3 - EARNINGS (LOSS) PER SHARE
The computations of UAL's basic and diluted earnings (loss) per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2023	2022	2021
Earnings (loss) available to common stockholders	$2,618	$737	$(1,964)

Basic weighted-average shares outstanding	327.8	326.4	321.9
Dilutive effect of stock warrants (a)	2.2	1.5	—
Dilutive effect of employee stock awards	1.9	2.2	—
Diluted weighted-average shares outstanding	331.9	330.1	321.9

Earnings (loss) per share, basic	$7.98	$2.26	$(6.10)
Earnings (loss) per share, diluted	$7.89	$2.23	$(6.10)

Potentially dilutive securities (b)
Stock warrants (a)	1.5	3.5	0.9
Employee stock awards	0.6	0.7	0.7
(a) Represent warrants issued to Treasury pursuant to the payroll support program, including extensions, and the loan program established under the CARES Act. See Note 2 of this report for additional information about these warrants.
(b) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

NOTE 4 - SHARE-BASED COMPENSATION PLANS
UAL maintains share-based compensation plans for our management employees and our non-employee directors. These plans provide for grants of nonqualified stock options; incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986); stock appreciation rights ("SARs"); restricted stock; RSUs; performance units; cash incentive awards and other equity-based and equity-related awards. An award (other than an option, SAR or cash incentive award) may provide the holder with dividends or dividend equivalents.
All awards are recorded as either equity or a liability in the Company's consolidated balance sheets. The share-based compensation expense is recorded in salaries and related costs.
During 2023, UAL granted share-based compensation awards pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan. These share-based compensation awards included approximately 2.6 million RSUs consisting of approximately 2.0 million time-vested RSUs and approximately 0.6 million performance-based RSUs. The time-vested RSUs vest pro-rata, a majority of which vest on February 28th of each year, over a three-year period from the date of grant. The performance-based RSUs vest upon continuous employment with the Company through December 31, 2025 and the achievement of certain financial, operational and diversity goals. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.

The following table provides information related to UAL's share-based compensation plan cost for the years ended December 31 (in millions):

	2023	2022	2021
Compensation cost:
RSUs	$78	$87	$236
Stock options	2	2	2
Total	$80	$89	$238
The table below summarizes UAL's unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2023 (in millions, except as noted):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$78	1.4
Stock options	3	2.7
Total	$81
RSUs. The table below summarizes UAL's RSU activity for the years ended December 31 (shares in millions):

	Liability Awards	Equity Awards
	RSUs	RSUs	Weighted- Average Grant Price
Outstanding at December 31, 2020	0.4	3.2	$53.41
Granted	0.4	2.9	52.18
Vested	(0.6)	(1.5)	51.35
Forfeited	—	(0.2)	46.77
Outstanding at December 31, 2021	0.2	4.4	53.63
Granted	0.1	2.3	31.96
Additional issuance due to achievement of performance metrics	—	1.6	58.17
Vested	(0.2)	(4.8)	56.00
Forfeited	—	(0.2)	53.03
Outstanding at December 31, 2022	0.1	3.3	37.88
Granted	0.1	2.5	43.42
Vested	(0.1)	(1.6)	44.03
Forfeited	—	(0.1)	36.90
Outstanding at December 31, 2023	0.1	4.1	38.86
The fair value of RSUs that vested in 2023, 2022 and 2021 was approximately $76 million, $274 million and $104 million, respectively.
As of December 31, 2023, UAL had recorded a liability of approximately $3 million related to its cash-settled RSUs. UAL paid approximately $3 million, $7 million and $29 million related to its cash-settled RSUs during 2023, 2022 and 2021, respectively.

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The tables below present the components of the Company's AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2020	$(1,102)		$2	$(39)	$(1,139)
Change in value	239		(2)	(53)	184
Amounts reclassified to earnings	16	(b)	—	(3)	13
Balance at December 31, 2021	(847)		—	(95)	(942)
Change in value	1,474		(35)	(321)	1,118
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at December 31, 2022	626		(35)	(416)	175
Change in value	(199)		31	38	(130)
Amounts reclassified to earnings	(138)	(b)	—	31	(107)
Balance at December 31, 2023	$289		$(4)	$(347)	$(62)

(a)Includes approximately $285 million of deferred income tax expense that will not be recognized in net income until the related pension and postretirement benefit obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(b)This AOCI component is included in the computation of net periodic pension and other postretirement costs, specifically the following components: amortization of unrecognized (gain) loss, amortization of prior service credit and other. See Note 7 of this report for additional information on pensions and other postretirement liabilities.

NOTE 6 - INCOME TAXES
The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components (in millions):

	2023	2022	2021
Income tax provision (benefit) at statutory rate	$711	$208	$(537)
State income tax provision (benefit), net of federal income tax benefit	46	13	(34)
Nondeductible employee meals	15	12	7
Nondeductible transportation fringe benefit	13	10	8
Valuation allowance	(21)	(10)	(38)
Other, net	5	20	1
Income tax expense (benefit)	$769	$253	$(593)

Current	$13	$5	$(10)
Deferred	756	248	(583)
Income tax expense (benefit)	$769	$253	$(593)
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows (in millions):

	UAL		United
	2023	2022	2023	2022
Deferred income tax asset (liability):
Federal and state net operating loss ("NOL") carryforwards	$2,644	$2,932	$2,616	$2,903
Deferred revenue	1,845	1,783	1,845	1,783
Employee benefits, including pension, postretirement and medical	695	606	695	606
Operating lease liabilities	1,134	1,118	1,134	1,118
Other financial liabilities	414	141	414	141
Interest expense carryforward	579	510	579	510
Other	575	576	575	576
Less: Valuation allowance	(179)	(199)	(179)	(199)
Total deferred tax assets	$7,707	$7,467	$7,679	$7,438

Depreciation	$(6,782)	$(5,844)	$(6,782)	$(5,844)
Operating lease right-of-use asset	(887)	(881)	(887)	(881)
Intangibles	(632)	(651)	(632)	(651)
Total deferred tax liabilities	$(8,301)	$(7,376)	$(8,301)	$(7,376)
Net deferred tax asset (liability)	$(594)	$91	$(622)	$62

United and its domestic consolidated subsidiaries file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record and pay UAL for their own tax liabilities as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies and they are each compensated for the aforementioned tax benefits on an annual basis.
The Company's federal and state NOL and tax credit carryforwards relate to current and prior years' NOLs and credits, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $12.0 billion ($2.5 billion tax effected) for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $0.2 in 2029 and $0.2 in 2033. The remaining $11.6 billion of NOLs has no expiration date. State pre-tax NOLs of $3.4 billion ($0.2 billion tax effected) expire over a 1 to 20-year period. Federal tax credits of $50 million will expire over a 1 to 20-year period and state tax credits of $56 million will expire over a 1 to 15-year period.
As of December 31, 2023, the Company has recorded $150 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2023. Additionally, the Company recorded a valuation allowance of $29 million on certain state deferred tax assets primarily due to state NOLs that have short expiration periods.
The Company's unrecognized tax benefits related to uncertain tax positions were $66 million, $58 million and $55 million at December 31, 2023, 2022 and 2021, respectively. All of the uncertain tax positions would affect the Company's effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2023, 2022 and 2021. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months. There are no material amounts included in the balance at December 31, 2023 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The Company's federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (the "IRS") and state taxing jurisdictions.
NOTE 7 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS
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
In 2021, the Company offered several voluntary leave programs and voluntary separation programs ("Voluntary Programs") to certain eligible employees, which in some cases included a partially-paid leave of absence with active health benefits and travel privileges. Under these Voluntary Programs, employees generally separated from employment with certain post-employment health benefits and travel privileges. Included in the Voluntary Programs offered during the first quarter of 2021, the Company offered special separation benefits in the form of additional subsidies for retiree medical costs for certain U.S.-based front-line employees. The subsidies were in the form of a one-time contribution to a notional retiree health account of $125,000 for full-time employees and $75,000 for part-time employees. As a result, the Company recorded $31 million for those additional benefits in 2021.
Actuarial assumption changes are reflected as a component of the net actuarial (gain) loss. The 2023 actuarial losses were mainly related to a decrease in the discount rate applied at December 31, 2023 compared to December 31, 2022. Actuarial (gains) losses will be amortized over the average remaining service life of the covered active employees.

The following tables set forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2023	Year Ended December 31, 2022
Accumulated benefit obligation:	$3,910	$3,596

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,181	$6,473
Service cost	124	204
Interest cost	217	188
Actuarial (gain) loss	204	(2,186)
Benefits paid	(177)	(464)
Other	1	(34)
Projected benefit obligation at end of year	$4,550	$4,181

Change in plan assets:
Fair value of plan assets at beginning of year	$3,467	$4,626
Actual income (loss) on plan assets	281	(678)
Employer contributions	22	8
Benefits paid	(177)	(464)
Other	6	(25)
Fair value of plan assets at end of year	$3,599	$3,467
Funded status—Net amount recognized	$(951)	$(714)

	Pension Benefits
	December 31, 2023	December 31, 2022
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$21	$44
Current liability	(4)	(11)
Noncurrent liability	(968)	(747)
Total liability	$(951)	$(714)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss	$(242)	$(77)
Prior service cost	—	(1)
Total accumulated other comprehensive loss	$(242)	$(78)

	Other Postretirement Benefits
	Year Ended December 31, 2023	Year Ended December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$788	$1,129
Service cost	4	9
Interest cost	42	30
Plan participants' contributions	67	69
Benefits paid	(177)	(179)
Actuarial (gain) loss	22	(270)
Benefit obligation at end of year	$746	$788

Change in plan assets:
Fair value of plan assets at beginning of year	$48	$49
Actual return on plan assets	1	1
Employer contributions	107	108
Plan participants' contributions	67	69
Benefits paid	(177)	(179)
Fair value of plan assets at end of year	46	48
Funded status—Net amount recognized	$(700)	$(740)

	Other Postretirement Benefits
	December 31, 2023	December 31, 2022
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(63)	$(69)
Noncurrent liability	(637)	(671)
Total liability	$(700)	$(740)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain	$309	$369
Prior service credit	222	335
Total accumulated other comprehensive income	$531	$704
The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2023	2022
Projected benefit obligation	$4,407	$4,045
Accumulated benefit obligation	3,767	3,461
Fair value of plan assets	3,435	3,287

Net periodic benefit cost (credit) for the years ended December 31 included the following components (in millions):

	2023		2022		2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$124	$4	$204	$9	$239	$10
Interest cost	217	42	188	30	184	25
Expected return on plan assets	(251)	(1)	(306)	(1)	(283)	(1)
Amortization of unrecognized actuarial (gain) loss	8	(38)	120	(14)	170	(28)
Amortization of prior service credits	1	(112)	—	(112)	—	(123)
Special termination benefits - Voluntary Programs	—	—	—	—	—	31
Curtailment	—	—	—	—	(8)	—
Other	3	—	5	—	5	—
Net periodic benefit cost (credit)	$102	$(105)	$211	$(88)	$307	$(86)
Service cost is recorded in Salaries and related costs on the statement of consolidated operations. All other components of net periodic benefit costs are recorded in Miscellaneous, net on the statement of consolidated operations.
The Company's expected Net periodic benefit cost (credit) for 2024 is as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost (credit)	$108	$(78)
The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2023	2022
Discount rate	5.04%	5.20%
Rate of compensation increase	3.84%	3.83%

Assumptions used to determine net expense
Discount rate	5.20%	2.90%
Expected return on plan assets	7.53%	7.16%
Rate of compensation increase	3.83%	3.83%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2023	2022
Discount rate	5.43%	5.66%

Assumptions used to determine net expense
Discount rate	5.66%	2.82%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	7.00%	5.60%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2033)	4.50%	4.50%
The Company used the Society of Actuaries' PRI-2012 Private Retirement Plans Mortality Tables projected generationally using the Society of Actuaries' MP-2021 projection scale.
The Company selected the 2023 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds at December 31, 2023 that would provide the necessary cash flows to match projected benefit payments.

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

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	25-73%	9%
Fixed-income securities	14-53	8
Alternatives	3-27	8

The table below shows the impacts of a change in certain assumptions on the 2024 net periodic benefit cost and the benefit obligations at December 31, 2023 (in millions):
	Pension Benefits	Other Postretirement Benefits
Impact on Benefit Obligation at December 31, 2023
100 basis points decrease in the weighted average discount rate	$858	$48

Impact on 2024 Net Periodic Benefit Cost
100 basis points decrease in the weighted average discount rate (a)	$96	$—
100 basis points decrease in the expected long-term rate of return on plan assets	35	—
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

The following tables present information about United's pension and other postretirement plan assets at December 31 (in millions):

	2023					2022
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,265	$74	$3	$134	$1,054	$1,183	$58	$26	$114	$985
Fixed-income securities	1,325	—	411	3	911	1,316	—	527	5	784
Alternatives	779	—	—	136	643	887	—	—	161	726
Other investments	230	13	87	3	127	81	6	16	5	54
Total	$3,599	$87	$501	$276	$2,735	$3,467	$64	$569	$285	$2,549
Other Postretirement Benefit Plan Assets:
Deposit administration fund	$46	$—	$—	$46	$—	$48	$—	$—	$48	$—
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
The following table presents reconciliation of United's benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022 (in millions):

	2023	2022
Balance at beginning of year	$333	$435
Actual income (loss) on plan assets:
Sold during the year	(50)	34
Held at year end	55	(39)
Purchases, sales, issuances and settlements (net)	(16)	(97)
Balance at end of year	$322	$333
Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company does not expect any minimum required contributions for 2024 for its tax-qualified defined benefit pension plans. The Company expects to make approximately $104 million in contributions to its other postretirement benefit plans in 2024.
The estimated future benefit payments, net of expected participant contributions, in United's pension plans and other postretirement benefit plans for the next ten years, as of December 31, 2023, are as follows (in millions):

	Pension	Other Postretirement
2024	$268	$112
2025	301	100
2026	323	88
2027	348	80
2028	373	74
Years 2029 – 2033	1,896	274

Defined Contribution Plans. United offers several defined contribution plans to its employees. Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United's employer contribution percentages to its primary 401(k) defined contribution plans vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded expenses for its primary 401(k) defined contribution plans of $960 million, $756 million and $651 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Multi-Employer Plans. United's participation in the IAM National Pension Plan ("IAM Plan") for the annual period ended December 31, 2023 is outlined in the table below. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $533 million in employers' contributions for the year ended December 31, 2022. For 2022, the Company's contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan. The 2023 information is not available as the applicable Form 5500 is not final for the plan year.

Pension Fund	IAM National Pension Fund ("IAM Fund")
EIN/ Pension Plan Number	51-6031295 — 002
Pension Protection Act Zone Status (2023 and 2022)
Critical (2023 and 2022). A plan is in "critical" status if the funded percentage is less than 65 percent. On April 17, 2019, the IAM National Pension Fund Board of Trustees voluntarily elected for the IAM Fund to be in critical status effective for the plan year beginning January 1, 2019 to strengthen the IAM Fund's financial health. The IAM Fund's funded percentage was 87.1% as of January 1, 2022.

FIP/RP Status Pending/Implemented
A 10-year Rehabilitation Plan effective, January 1, 2022, was adopted on April 17, 2019 that requires the Company to make an additional contribution of 2.5% of the hourly contribution rate, compounded annually for the length of the Rehabilitation Plan, effective June 1, 2019.

United's Contributions	$87 million, $75 million and $58 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A
Profit Sharing. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special or non-recurring charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. As part of the new collective bargaining agreement with the Air Line Pilots Association ("ALPA"), the thresholds were lowered retroactive to January 1, 2023 for the pilot work group. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker's annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $681 million and $133 million in 2023 and 2022, respectively. As a result of the pre-tax loss in 2021, no profit sharing was recorded. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.
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

	2023				2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,058	$6,058	$—	$—	$7,166	$7,166	$—	$—
Restricted cash - current (Note 1)	31	31	—	—	45	45	—	—
Restricted cash - non-current (Note 1)	245	245	—	—	210	210	—	—
Short-term investments:
U.S. government and agency notes	8,257	—	8,257	—	8,914	—	8,914	—
Asset-backed securities	—	—	—	—	325	—	325	—
Certificates of deposit placed through an account registry service ("CDARS")	73	—	73	—	—	—	—	—
Corporate debt	—	—	—	—	9	—	9	—
Long-term investments:
Equity securities	177	177	—	—	189	189	—	—
Investments presented in the table above have the same fair value as their carrying value.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of approximately 15 months or less.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Archer Aviation Inc., Eve Holding, Inc., Mesa Air Group, Inc. ("Mesa") and Clear Secure, Inc.
Other fair value information - The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	2023					2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$29,075	$28,302	$—	$22,543	$5,759	$31,194	$29,371	$—	$23,990	$5,381
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Equity Method Investments. As of December 31, 2023, United holds investments, accounted for using the equity method, with a combined carrying value of approximately $230 million. Significant equity method investments are described below:
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 53 regional aircraft under a CPA that has a term through 2026.
•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Airways Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs that have terms through 2035.
•United Airlines Ventures Sustainable Flight Fund (the "Fund"). During the first quarter of 2023, United launched, through its corporate venture capital arm, United Airlines Ventures, the Fund, an investment vehicle designed to support start-ups focused on decarbonizing air travel by accelerating the research, production and technologies associated with sustainable aviation fuel. As of December 31, 2023, the Company indirectly holds a 38% ownership interest in the Fund.
Other Investments. United has equity investments in Abra Group Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX, as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2023, the carrying value of these investments was $401 million.
Notes Receivable. As of December 31, 2023, the Company has $103 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, less allowance for credit losses and the long-term portions are recorded in Investments in affiliates and other, less allowance for credit losses on the Company's consolidated balance sheet.
NOTE 9 - DEBT

(In millions)	Maturity Dates			Interest Rate(s) at December 31, 2023			At December 31,
							2023	2022
Aircraft notes (a)	2024	—	2036	2.70%	—	7.35%	$12,508	$12,262
MileagePlus Senior Secured Notes		2027			6.50%		2,660	3,420
MileagePlus Term Loan Facility (b)		2027			10.77%		2,100	2,700
2026 and 2029 Notes	2026	—	2029	4.38%	—	4.63%	4,000	4,000
2021 Term Loans (b)		2028			9.22%		3,870	4,913
Unsecured
Notes	2024	—	2025	4.88%	—	5.00%	596	596
PSP Notes (c)	2030	—	2031		1.00%		3,181	3,181
Other unsecured debt	2024	—	2029	0.00%	—	5.75%	437	508
							29,352	31,580
Less: unamortized debt discount, premiums and debt issuance costs							(277)	(386)
Less: current portion of long-term debt							(4,018)	(2,911)
Long-term debt, net							$25,057	$28,283
(a)Financing includes variable rate debt based on the Secured Overnight Financing Rate ("SOFR") (or another index rate), generally subject to a floor, plus a specified margin of 0.49% to 2.25%.
(b)Financing includes variable rate debt based on SOFR (or another index rate), subject to a floor, plus a specified margin of 3.75% to 5.25%.
(c)The PSP Notes include $1.5 billion of indebtedness evidenced by a 10-year senior unsecured promissory note with Treasury provided under the PSP of the CARES Act ("PSP1"), $0.9 billion of indebtedness evidenced by a 10-year senior unsecured promissory note issued to Treasury pursuant to Payroll Support Program Extension Agreements under the CARES Act ("PSP2") and $0.8 billion of indebtedness evidenced by a 10-year senior unsecured promissory note issued to Treasury pursuant to the Payroll Support Program established under Section 7301 of the American Rescue Plan Act of 2021 ("PSP3"). These PSP Notes have a rate of 1.00% in years 1 through 5, and a rate of the SOFR plus 2.00% in years 6 through 10.

The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) at December 31, 2023 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2024	$4,018
2025	3,452
2026	5,245
2027	2,475
2028	5,306
After 2028	8,856
$29,352

Equipment Notes. On June 20, 2023, the Company and Wilmington Trust, National Association, as subordination agent and pass through trustee (the "Trustee") under a certain pass through trust newly formed by the Company, entered into the Note Purchase Agreement, dated as of June 20, 2023 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by the Company of equipment notes (the "Equipment Notes") in the aggregate principal amount of $1.3 billion to finance 39 Boeing aircraft delivered new to the Company from August 2022 to May 2023. Pursuant to the Note Purchase Agreement, the Trustee purchased Equipment Notes issued under a trust indenture and mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each aircraft entered into by the Company and Wilmington Trust, National Association, as mortgagee. Each Indenture provides for the issuance of Equipment Notes in a single series, Series A, bearing interest at the rate of 5.80% per annum. The Equipment Notes were purchased by the Trustee, using the proceeds from the sale of Pass Through Certificates, Series 2023-1A, issued by a pass through trust newly-formed by the Company to facilitate the financing of the aircraft. The interest on the Equipment Notes is payable semi-annually on each January 15 and July 15, beginning on January 15, 2024. The principal payments on the Equipment Notes are scheduled on January 15 and July 15 of each year, beginning on July 15, 2024. The final payments on the Equipment Notes will be due on January 15, 2036. These Equipment Notes are reflected as part of Aircraft notes in the table above.
In addition to the Equipment Notes described above, United borrowed $0.4 billion aggregate principal amounts from various financial institutions to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2035 and have variable interest rates ranging from 7.31% to 7.35% at December 31, 2023.
In 2023, United prepaid $1.0 billion of the outstanding principal amount under the 2021 Term Loan Facility (as defined below). See Note 13 for information related to charges recorded as a result of this prepayment.
In 2021, United entered into a new Term Loan Credit and Guaranty Agreement (the "2021 Term Loan Facility") initially providing term loans (the "2021 Term Loans") up to an aggregate amount of $5.0 billion and a new Revolving Credit and Guaranty Agreement (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "2021 Loan Facilities") initially providing revolving loan commitments of up to $1.75 billion. As of December 31, 2023, we had $1.75 billion undrawn and available under our revolving credit facility. On February 15, 2024, the Company entered into an Amended and Restated Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility") amending its 2021 Revolving Credit Facility increasing the borrowing capacity by $1.115 billion, which may be drawn upon until February 15, 2029, in the case of any Revolving Loans (as defined in the Revolving Credit Facility) made by the Extending Lenders (as defined in the Revolving Credit Facility), and April 21, 2025, in the case of any Revolving Loans made by the 2024 Non-Extending Lenders (as defined in the Revolving Credit Facility). The revolving loan commitments of the Extending Lenders equal $2.7 billion and the revolving loan commitments of the 2024 Non-Extending Lenders equal $165 million. The Revolving Loans, if any, will bear interest at a variable rate equal to Term SOFR (as defined in the Revolving Credit Facility), generally subject to a floor, plus a credit adjustment spread described in the Revolving Credit Facility, or, at United's election, another rate based on certain market interest rates, also generally subject to a floor, in each case plus a variable margin ranging from 3.00% to 3.50%, in the case of Term SOFR loans, and 2.00% to 2.50%, in the case of loans at other market rates.
On February 22, 2024, the Company also entered into Amendment No. 2 to Term Loan Credit and Guaranty Agreement (as amended, the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Loan Facilities") and (i) used available cash in an amount equal to $1.37 billion to partially prepay the term loans under the 2021 Term Loans and (ii) borrowed the entire term loan commitment available under the Term Loan Facility in an amount equal to $2.5 billion and used the proceeds of such terms loans (the "Term Loans") to prepay in full the remaining outstanding principal balance under the Existing Term Loan Facility. The Term Loans will bear interest at a variable rate equal to Term SOFR (subject to a floor of 0.0%); or, at United's election, another rate based on certain market interest rates (subject to a floor of 1.0%), in each case plus a margin of 2.75%, in the case of Term SOFR loans, and 1.75%, in the case of loans at other market rates. The remaining balance of the Term Loans will be due and payable on its maturity date on February 22, 2031.
The Loan Facilities are secured on a senior basis by continuing security interests granted by United to the Collateral Trustee for the benefit of the lenders under the Loan Facilities, among other parties, on the following (the "Collateral"), subject to certain exclusions: (i) all of United's route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) United's rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport, and (iii) United's rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority. The Collateral securing the Loan Facilities also presently secures on a senior basis the 2026 and 2029 Notes.

Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of December 31, 2023, the Company was in compliance with its debt covenants. The collateral, covenants and cross default provisions of the Company's principal debt instruments that contain such provisions are summarized in the table below:

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
Lease Cost. The Company's lease cost for the years ended December 31 included the following components (in millions):

	2023	2022	2021
Operating lease cost	$925	$941	$958
Variable and short-term lease cost	3,028	2,603	2,291
Amortization of finance lease assets	52	72	89
Interest on finance lease liabilities	20	13	16
Sublease income	(39)	(33)	(26)
Total lease cost	$3,986	$3,596	$3,328
Lease terms and commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 70 mainline and 275 regional aircraft while finance leases relate to leases of 22 mainline and 13 regional aircraft. United's aircraft leases have remaining lease terms of 1 month to 12 years with expiration dates ranging from 2024 through 2035. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
In addition, United also has 42 leases of Boeing 737 MAX and Boeing 787 aircraft under various sale-leaseback transactions. These transactions did not qualify as a sale under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), and, as such, the associated aircraft remain on the Company's consolidated balance sheet as part of Flight equipment. The related obligations are recorded in Current maturities of other financial liabilities and Other financial liabilities.
Non-aircraft leases have remaining lease terms of 1 month to 29 years.

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of December 31, 2023 (in millions):

	Operating Leases	Finance Leases
2024	$813	$183
2025	726	60
2026	706	19
2027	885	9
2028	685	8
After 2028	2,942	5
Minimum lease payments	6,757	284
Imputed interest	(1,678)	(21)
Present value of minimum lease payments	5,079	263
Less: current maturities of lease obligations	(576)	(172)
Long-term lease obligations	$4,503	$91
As of December 31, 2023, we have additional leases of approximately $1.6 billion for several regional aircraft under CPAs, mainline aircraft, airport facility and office space leases, none of which had commenced as of such date. These leases will commence between 2024 and 2026 with lease terms of up to 12 years.
The table below presents the Company's contractual payments at December 31, 2023 under then-outstanding sale and leaseback agreements, for transactions that did not qualify as a sale under ASC Topic 606, in each of the next five calendar years (in millions):

Other Financial Liabilities
2024	$178
2025	178
2026	178
2027	472
2028	147
After 2028	2,090
3,243
Imputed interest	(921)
Current maturities of other financial liabilities	(57)
Other financial liabilities	$2,265
Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31:

	2023	2022
Weighted-average remaining lease term - operating leases	10 years	10 years
Weighted-average remaining lease term - finance leases	2 years	3 years
Weighted-average remaining lease term - other financial liabilities	10 years	9 years
Weighted-average discount rate - operating leases	5.8%	5.5%
Weighted-average discount rate - finance leases	6.3%	6.4%
Weighted-average interest rate - other financial liabilities	5.3%	6.0%

The table below presents supplemental cash flow information related to leases during the year ended December 31 (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$874	$919	$977
Operating cash flows for finance leases	21	13	18
Financing cash flows for finance leases	311	124	216
Regional CPAs. United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. United's CPAs are for 413 regional aircraft as of December 31, 2023, and the CPAs have terms expiring through 2035. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United and operated by the regional carriers. See Part I, Item 2. Properties, of this report for additional information.
United recorded approximately $1.1 billion, $0.9 billion and $0.6 billion in expenses related to its CPAs with its regional carriers in which United is a minority shareholder, for the years ended December 31, 2023, 2022 and 2021, respectively. United had prepaid balances and notes receivables with combined carrying values of $84 million and $62 million with these companies, as of December 31, 2023 and 2022, respectively. There were $122 million and $118 million of liabilities due to these companies as of December 31, 2023 and 2022, respectively. The CPAs with these related parties were executed in the ordinary course of business.
In 2023, United amended several of its CPAs with certain of its regional carriers to increase the contractually agreed fees (carrier costs) paid to those carriers and to add additional aircraft that will replace existing aircraft near the end of their contractual terms. Separately, the Company terminated its CPA and related regional flight operations with Air Wisconsin in June 2023.
Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases above. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2023, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

2024	$2.4
2025	2.1
2026	2.1
2027	1.6
2028	1.3
After 2028	4.1
$13.6
In January 2024, United amended several of its CPAs with certain of its regional carriers. These amendments will result in an increase to its future commitments under its CPAs by approximately $0.6 billion.

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
Airport Leases. United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.9 billion of tax-exempt special facilities revenue bonds and interest thereon as of December 31, 2023. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a VIE. To the extent United's leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature. See Note 12 of this report for more information regarding United's guarantee of the tax-exempt special facilities revenue bonds.
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
Mesa. United concluded that Mesa is a VIE as of December 31, 2023. United holds a variable interest in Mesa in the form of an approximately 10% equity interest and several loans to Mesa, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact Mesa's economic performance.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Commitments. As of December 31, 2023, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	2024	2025	After 2025	2024	2025	After 2025
787	150	8	18	124	7	18	125
737 MAX 8	43	43	—	—	37	6	—
737 MAX 9	34	34	—	—	19	15	—
737 MAX 10	277	80	71	126	—	(c)	(c)
A321neo	126	26	38	62	25	24	77
A321XLR	50	—	8	42	—	1	49
A350	45	—	—	45	—	—	45
(a)United also has options and purchase rights for additional aircraft.
(b)Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United.
(c)Due to the delay in the certification of the 737 MAX 10 aircraft, we are unable to accurately forecast the expected delivery period.

The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
The table below summarizes United's firm commitments as of December 31, 2023, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United.

(in billions)
2024	$12.1
2025	7.9
2026	6.0
2027	4.5
2028	6.1
After 2028	23.5
$60.1
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2023, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. The Company records liabilities for legal and environmental claims when it is probable that a loss has been incurred and the amount is reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.
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
As of December 31, 2023, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. The obligations associated with these tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 10 of this report. All of these bonds are due between 2024 and 2041.
As of December 31, 2023, United is the guarantor of $77 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
As of December 31, 2023, United had $429 million of surety bonds securing various insurance related obligations with expiration dates through 2027.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on SOFR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. The Company elected to apply the guidance in Accounting Standards Codification 848, Reference Rate Reform, to contracts and transactions that transitioned from the London Interbank Offered Rate (LIBOR) to SOFR. The application of this guidance did not have any material impact on the Company's financial statements. At December 31, 2023, the Company had $11.3 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $8.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through various debt obligations. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on these debt obligations. As of December 31, 2023, approximately $2.5 billion principal amount of such loans was secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2023, the Company's contingent exposure was approximately $447 million principal amount of such obligations based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when these obligations are paid in full, which ranges from 2027 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.
Regional Capacity Purchase. As of December 31, 2023, United had 252 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2037. These call options are exercisable upon wrongful termination or breach of contract, among other conditions.
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
Labor Negotiations. As of December 31, 2023, United, including its subsidiaries, had approximately 103,300 employees. Approximately 83% of United's employees were represented by various U.S. labor organizations.
In January 2023, the Company's more than 8,000 technicians and related employees represented by the International Brotherhood of Teamsters ratified an extension to their labor contract with United. The agreement becomes amendable in

December 2024. On February 28, 2024, United and the IBT reached a tentative agreement for an extension to their labor contract. The agreement, if ratified, becomes amendable in December 2028. The tentative agreement provides competitive pay increases and improved several work rules.
In May 2023, nearly 30,000 fleet service, passenger service, storekeepers, maintenance instructors and fleet technical instructors and related employees represented by the International Association of Machinists & Aerospace Workers ("IAM") ratified five agreements with United. The ratified agreements are effective through 2025. The Company recorded a one-time $48 million expense in conjunction with the ratification. On February 23, 2024, United and the IAM ratified agreements covering the security guards in California and central load planners. The ratified agreements are effective through 2025.
In September 2023, the Company's pilots represented by ALPA ratified an agreement with United. The agreement includes numerous work rule changes and pay rate increases during the four-year term. The agreement also included a provision for a one-time $765 million payment upon ratification which was paid by December 31, 2023.

NOTE 13 - SPECIAL CHARGES (CREDITS)
For the years ended December 31, operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

Operating:	2023	2022	2021
Labor contract ratification bonuses	$814	$—	$—
CARES Act grant	—	—	(4,021)
Severance and benefit costs	—	—	438
Impairment of assets	—	—	97
(Gains) losses on sale of assets and other special charges	135	140	119
Total operating special charges (credits)	949	140	(3,367)
Nonoperating unrealized (gains) losses on investments, net	(27)	(20)	34
Nonoperating debt extinguishment and modification fees	11	7	50
Nonoperating special termination benefits and settlement losses	—	—	31
Total nonoperating special charges and unrealized (gains) losses on investments, net	(16)	(13)	115
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	933	127	(3,252)
Income tax expense (benefit), net of valuation allowance	(214)	(33)	728
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$719	$94	$(2,524)
2023
Labor contract ratification bonuses. During 2023, the Company recorded $814 million of expense associated with the agreements with ALPA, IAM and other work groups. See Note 12 for additional information.
(Gains) losses on sale of assets and other special charges. During 2023, the Company recorded $135 million of net charges primarily comprised of accelerated depreciation related to certain of the Company's assets that will be retired early, reserves for various legal matters, a write-down of flight training equipment that is being sold and other gains and losses on the sale of assets.
Nonoperating unrealized (gains) losses on investments, net. During 2023, the Company recorded gains of $27 million, primarily for the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During 2023, the Company recorded $11 million of charges primarily related to the prepayment of $1.0 billion of the outstanding principal amount under a 2021 term loan facility.
2022
(Gains) losses on sale of assets and other special charges. During 2022, the Company recorded $140 million of net charges primarily comprised of $94 million for various legal matters and $23 million related to certain contract disputes.
Nonoperating unrealized (gains) losses on investments, net. During 2022, the Company recorded gains of $20 million primarily related to the change in the market value of its investments in equity securities.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2023, disclosure controls and procedures were effective.
Management's Reports on Internal Control Over Financial Reporting
UAL and United Management's Reports on Internal Control Over Financial Reporting are included herein.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company's financial statements included in this Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2023
During the three months ended December 31, 2023, there was no change in UAL's or United's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited United Airlines Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2023 consolidated financial statements and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
February 29, 2024

United Airlines Holdings, Inc. Management Report on Internal Control Over Financial Reporting
February 29, 2024
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting
February 29, 2024
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
Under the supervision and with the participation of management, including United's Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United's Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2023.
This annual report does not include an attestation report of United's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by United's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit United to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION.
(a)None.
(b)During the three months ended December 31, 2023, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Reference is made to the 2024 Proxy Statement with respect to information about UAL's directors and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
The information required by Item 10 with respect to UAL's and United's executive officers has been included in Part I of this Form 10-K under the caption "Information about Our Executive Officers" and is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
Reference is made to the 2024 Proxy Statement with respect to UAL's non-compliance with Section 16(a) of the Exchange Act, if applicable, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
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

ITEM 11.    EXECUTIVE COMPENSATION.
Reference is made to the 2024 Proxy Statement with respect to information about UAL's executive and director compensation and certain related matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2024 Proxy Statement with respect to the security ownership of certain beneficial owners and management and certain equity compensation plan information, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Reference is made to the 2024 Proxy Statement with respect to information about certain relationships and related transactions and director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Audit Committee has adopted a policy on pre-approval of services of the Company's independent registered public accounting firm. As a wholly-owned subsidiary of UAL, United's audit services are determined by UAL. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its independent auditors. The process by which this is carried out is as follows:
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
On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2023 and 2022 non-audit services provided by Ernst & Young LLP (PCAOB ID No. 42), the Company's independent registered public accounting firm, are compatible with maintaining auditor independence and concluded that such services were compatible with maintaining Ernst & Young LLP's independence.
All of the services in 2023 and 2022 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.
The aggregate fees billed for professional services rendered by the Company's independent auditors in 2023 and 2022 are as follows (in thousands):

Service	2023	2022
Audit Fees	$4,467	$4,315
Audit-Related Fees	—	50
Tax Fees	38	138
Total Fees	$4,505	$4,503
Audit Fees. For 2023 and 2022, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of the Company and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United Airlines, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
Audit-Related Fees. For 2022, audit-related fees were related to assessments of climate-related disclosures.
Tax Fees. Tax fees for 2023 and 2022 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters and review of U.S. and international tax impacts of certain transactions, exclusive of tax services rendered in connection with the audit.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021.

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

4.15	UAL	Form of Warrant (filed as Exhibit 4.2 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

4.16	UAL United
Promissory Note, dated as of January 15, 2021, among United Airlines Holdings, Inc., United Airlines, Inc., as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

4.17	UAL
Warrant Agreement, dated as of January 15, 2021, between United Airlines Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

4.18	UAL	Form of Warrant (filed as Annex B to Exhibit 4.2 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

4.19	UAL United
Indenture, dated as of April 21, 2021, among United Airlines, Inc., United Airlines Holdings, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (filed as Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.20	UAL United	Form of 4.375% Senior Secured Notes due 2026 (filed as Exhibit A to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.21	UAL United	Form of Notation of Guarantee (filed as Exhibit E to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.22	UAL United	Form of 4.625% Senior Secured Notes due 2029 (filed as Exhibit A to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.23	UAL United	Form of Notation of Guarantee (filed as Exhibit E to Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.24	UAL United
Promissory Note, dated as of April 29, 2021, among United Airlines Holdings, Inc., United Airlines, Inc., as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.25	UAL
Warrant Agreement, dated as of April 29, 2021, between United Airlines Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.2 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.26	UAL	Form of Warrant (filed as Annex B to Exhibit 4.2 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.27	UAL
Tax Benefits Preservation Plan, dated as of December 4, 2020, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (filed as Exhibit 4.1 to UAL's Registration Statement on Form 8-A filed December 7, 2020 and incorporated herein by reference)

4.28	UAL
Amendment No. 1 to Tax Benefits Preservation Plan, dated as of January 21, 2021, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A (filed as Exhibit 4.18 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

4.29	UAL
Amendment No. 2 to Tax Benefits Preservation Plan, dated as of December 4, 2023, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.3 to UAL’s Form 8-A/A filed on December 4, 2023 and incorporated herein by reference)

4.30	UAL United	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Material Contracts

†10.1	UAL
Agreement, dated as of April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL's Form 8-K filed April 20, 2016 and incorporated herein by reference)

†10.2	UAL	United Airlines Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2023)

†10.3	UAL United
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

†10.6	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

†10.7	UAL
United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Annex A to UAL's Definitive Proxy Statement filed April 26, 2013 and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.8	UAL
First Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL's Definitive Proxy Statement filed April 26, 2013 and incorporated herein by reference)

†10.9	UAL
Second Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

†10.10	UAL
United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2016) (filed as Exhibit 10.28 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

†10.11	UAL	United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL's Form 8-K filed June 20, 2014 and incorporated herein by reference)

†10.12	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2017 and incorporated herein by reference)

†10.13	UAL
Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

†10.14	UAL
Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

†10.15	UAL	Form of Long-term Contingent Cash Award Notice (filed as Exhibit 10.23 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

†10.16	UAL
United Airlines Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective May 24, 2023) (filed as Exhibit 10.2 to UAL's Form 8-K filed May 30, 2023 and incorporated herein by reference)

†10.17	UAL
Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (for awards granted on or after June 2011) (filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference)

†10.18	UAL	United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 28, 2021 and incorporated herein by reference)

†10.19	UAL
First Amendment to United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2023 and incorporated herein by reference)

†10.20	UAL
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

†10.22	UAL
Form of Short-term Incentive Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)

†10.23	UAL
Form of Performance-Based RSU Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)

†10.24	UAL
Form of Cash Transformation Incentive Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2022 and incorporated herein by reference)

†10.25	UAL United	Form of Retirement and Transition Agreement

†10.26	UAL United
Offer Letter, dated as of September 20, 2023, between United Airlines Holdings, Inc., United Airlines, Inc. and Michael Leskinen (filed as Exhibit 10.38 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.27	UAL United
Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.28	UAL United
Amendment No. 1, dated as of July 18, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)

^10.29	UAL United
Amendment No. 2, dated as of December 3, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

^10.30	UAL United
Amendment No. 3, dated as of December 8, 2022, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.35 to UAL’s Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.31	UAL United
Amendment No. 4 to the Amended and Restated A350-900 Purchase Agreement between Airbus S.A.S. and United Airlines, Inc., effective as of September 29, 2023 (filed as Exhibit 10.36 to UAL’s Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.32	UAL United
Aircraft General Terms Agreement, dated as of October 10, 1997, by and among Continental Airlines, Inc. and The Boeing Company (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.33	UAL United
Purchase Agreement No. PA-03776, dated as of July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.34	UAL United
Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated as of June 17, 2013, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 2023and incorporated herein by reference)

^10.35	UAL United
Purchase Agreement Assignment to Purchase Agreement No. 03776, dated as of October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.36	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 03776, dated as of January 14, 2015, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.37	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 03776, dated as of May 26, 2015, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.38	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 03776, dated as of June 12, 2015, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.39	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated as of January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.40	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated as of February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.10 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.41	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 03776, dated as of December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.11 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.42	UAL United
Supplemental Agreement No. 8 to Purchase Agreement No. 03776, dated as of June 7, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.12 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.43	UAL United
Supplemental Agreement No. 9 to Purchase Agreement No. 03776, dated as of June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.13 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.44	UAL United
Supplemental Agreement No. 10 to Purchase Agreement No. 03776, dated as of May 15, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.14 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.45	UAL United
Supplemental Agreement No. 11 to Purchase Agreement No. 03776, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.15 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.46	UAL United
Supplemental Agreement No. 12 to Purchase Agreement No. 03776, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.16 to UAL's Form 10-Q for the year ended September 30, 2023 and incorporated herein by reference)

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
Supplemental Agreement No. 15 to Purchase Agreement No. 03776, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.17 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

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

^10.55	UAL United	Supplemental Agreement No. 21 to Purchase Agreement No. 03776, dated as of December 15, 2023, between The Boeing Company and United Airlines, Inc.

^10.56	UAL United
Letter Agreement No. 6-1162-KKT-080R2, dated as of December 12, 2022, among The Boeing Company, United Airlines Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.59 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.57	UAL United
Purchase Agreement No. 3860, dated as of September 27, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.18 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.58	UAL United
Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.19 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.59	UAL United
Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.20 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.60	UAL United
Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.21 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.61	UAL United
Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.22 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.62	UAL United
Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.23 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.63	UAL United
Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.24 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.64	UAL United
Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated as of March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.25 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.65	UAL United
Letter Agreement to Purchase Agreement No. 3860, dated as of May 5, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.26 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.66	UAL United
Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 3860, dated as of June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.27 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.67	UAL United
Letter Agreement No. UAL-LA-1604287 to Purchase Agreement Nos. 3776, 3784 and 3860, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.28 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.68	UAL United
Supplemental Agreement No. 9 to Purchase Agreement No. 3860, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.29 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.69	UAL United
Supplemental Agreement No. 10 to Purchase Agreement No. 3860, dated as of November 1, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.30 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.70	UAL United
Supplemental Agreement No. 11 to Purchase Agreement No. 3860, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.31 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.71	UAL United
Supplemental Agreement No. 12 to Purchase Agreement No. 3860, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.32 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.72	UAL United
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

^10.74	UAL United
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

^10.76	UAL United	Amendment No. 4 to the A320 Family Purchase Agreement, dated as of July 1, 2022, between Airbus S.A.S. and United Airlines, Inc.

^10.77	UAL United
Amendment No. 5 to the A320 Family Purchase Agreement, effective as of September 30, 2023, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.37 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.78	UAL United	Amended and Restated Letter Agreement No. 2, dated as of July 1, 2022, between Airbus S.A.S. and United Airlines, Inc.

^10.79	UAL United
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
Supplemental Agreement No. 5 to Purchase Agreement No. 04761, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.33 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

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
Supplemental Agreement No. 11 to Purchase Agreement Number 04761, dated as of November 29, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.90 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.91	UAL United
Supplemental Agreement No. 12 to Purchase Agreement No. 04761, dated as of December 12, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.91 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.92	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 04761, dated as of December 15, 2023, between The Boeing Company and United Airlines, Inc.

^10.93	UAL United
Purchase Agreement No. 04815, dated as of May 31, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.92 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.94	UAL United
Supplemental Agreement No. 1 to Purchase Agreement Number 04815, dated as of September 25, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.93 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.95	UAL United
Supplemental Agreement No. 2 to Purchase Agreement Number 04815, dated as of November 1, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.94 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.96	UAL United
Supplemental Agreement No. 3 to Purchase Agreement Number 04815, dated as of December 12, 2018, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.95 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.97	UAL United
Supplemental Agreement No. 4 to Purchase Agreement Number 04815, dated as of April 26, 2019, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.96 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.98	UAL United
Supplemental Agreement No. 5 to Purchase Agreement Number 04815, dated as of October 31, 2019, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.97 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.99	UAL United
Supplemental Agreement No. 6 to Purchase Agreement Number 04815, dated as of February 7, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.98 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.100	UAL United
Supplemental Agreement No. 7 to Purchase Agreement Number 04815, dated as of March 20, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.99 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.101	UAL United
Supplemental Agreement No. 8 to Purchase Agreement Number 04815, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.100 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.102	UAL United
Supplemental Agreement No. 9 to Purchase Agreement Number 04815, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.101 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.103	UAL United
Supplemental Agreement No. 10 to Purchase Agreement Number 04815, dated as of August 25, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.102 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.104	UAL United
Supplemental Agreement No. 11 to Purchase Agreement Number 04815, dated as of September 27, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.103 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.105	UAL United
Supplemental Agreement No. 12 to Purchase Agreement Number 04815, dated as of December 12, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.104 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.106	UAL United
Supplemental Agreement No. 13 to Purchase Agreement No. 04815, dated as of September 28, 2023, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.34 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.107	UAL United
United Letter Agreement No. 22004762, dated as of December 12, 2022, to Purchase Agreement No. 03860, dated as of June 15, 2017, and Purchase Agreement No. 04815, dated as of May 31, 2018, between the Boeing Company and United Airlines, Inc. (filed as Exhibit 10.105 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.108	UAL United
United Letter Agreement No. 22004729, dated as of December 12, 2022, to Purchase Agreement No. 03860, dated as of June 15, 2017, Purchase Agreement No. 04815, dated as of May 31, 2018, and Purchase Agreement No. 02484, dated as of December 29, 2004, among The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.106 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.109	UAL United
Letter Agreement No. 22004729R1, dated as of September 28, 2023, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03860, 04815 and 02484) (filed as Exhibit 10.35 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

10.110	UAL United
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

10.111	UAL United
First Amendment, dated as of November 15, 2017, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.219 to UAL's Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)

10.112	UAL United
Second Amendment, dated as of May 16, 2018, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.113	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020 and incorporated herein by reference)

*10.114	UAL United
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

10.115	UAL United
Loan and Guarantee Agreement, dated as of September 28, 2020, among United, as borrower, United Airlines Holdings, Inc., as parent and guarantor, the subsidiaries of United Airlines Holdings, Inc. other than United Airlines, Inc. party thereto from time to time, as guarantors, The United States Department of the Treasury, as lender, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.1 to UAL's Form 8-K filed September 30, 2020 and incorporated herein by reference)

*10.116	UAL United
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

10.117	UAL United
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

10.118	UAL United
Payroll Support Program Agreement, dated as of January 15, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

10.119	UAL United
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

10.120	UAL United
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

10.121	UAL United
Amendment No. 2 to Term Loan Credit and Guaranty Agreement, dated as of February 22, 2024, among United Airlines, Inc., United Airlines Holdings, Inc., and JPMorgan Chase Bank, N.A., as fronting lender and replacement lender and as administrative agent (filed as Exhibit 10.2 to UAL's Form 8-K filed February 22, 2024 and incorporated herein by reference)

10.122	UAL United
Payroll Support Program 3 Agreement, dated as of April 29, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

10.123	UAL United
Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 15, 2024, among United Airlines, Inc., United Airlines Holdings, Inc., each of the several banks and other financial institutions or entities from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral trustee (filed as Exhibit 10.1 to UAL's Form 8-K filed February 22, 2024 and incorporated herein by reference)

List of Subsidiaries

21	UAL United	List of United Airlines Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Policy Relating to Recovery of Erroneously Awarded Compensation

97.1	UAL	United Airlines Holdings, Inc. Compensation Clawback Policy

Interactive Data File

101	UAL United
The following financial statements from the combined Annual Report of UAL and United on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity (Deficit) and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

UNITED AIRLINES HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Michael Leskinen
Michael Leskinen
Executive Vice President and Chief Financial Officer

Date:	February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Michael Leskinen	Executive Vice President and Chief Financial Officer
Michael Leskinen	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Rosalind G. Brewer	Director
Rosalind G. Brewer

/s/ Carolyn Corvi	Director
Carolyn Corvi

/s/ Matthew Friend	Director
Matthew Friend

/s/ Barney Harford	Director
Barney Harford

/s/ Michele J. Hooper	Director
Michele J. Hooper

/s/ Walter Isaacson	Director
Walter Isaacson

/s/ Richard Johnsen	Director
Richard Johnsen

/s/ James A.C. Kennedy	Director
James A.C. Kennedy

/s/ Edward M. Philip	Director
Edward M. Philip

/s/ Edward L. Shapiro	Director
Edward L. Shapiro

/s/ Laysha Ward	Director
Laysha Ward

/s/ James M. Whitehurst	Director
James M. Whitehurst

/s/ Anne Worster	Director
Anne Worster

Date:	February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Michael Leskinen	Executive Vice President and Chief Financial Officer, Director
Michael Leskinen	(Principal Financial Officer)

/s/ Chris Kenny	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

/s/ Brett J. Hart	Director
Brett J. Hart

Date:	February 29, 2024

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2023, 2022 and 2021

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
Allowance for credit losses - receivables:
2023	$11	$27	$23	$3	$18
2022	28	22	39	—	11
2021	78	3	53	—	28
Obsolescence allowance—spare parts:
2023	$610	$102	$23	$—	$689
2022	546	73	9	—	610
2021	478	79	11	—	546
Allowance for credit losses - investments in affiliates and other:
2023	$21	$20	$—	$(3)	$38
2022	622	20	539	(82)	21
2021	522	1	—	99	622
Valuation allowance for deferred tax assets:
2023	$199	$(21)	$—	$1	$179
2022	210	(10)	—	(1)	199
2021	247	(38)	—	1	210