Form 10-Q
period 2024-03-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2024-04-17
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 11, 2024 is shown below:

United Airlines Holdings, Inc.	328,803,431	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating revenue:
Passenger	$11,313	$10,274
Cargo	391	398
Other	835	757
Total operating revenue	12,539	11,429

Operating expense:
Salaries and related costs	3,932	3,322
Aircraft fuel	2,954	3,174
Landing fees and other rent	804	717
Aircraft maintenance materials and outside repairs	773	702
Depreciation and amortization	708	655
Regional capacity purchase	585	615
Distribution expenses	480	403
Aircraft rent	43	56
Special charges	13	14
Other	2,148	1,814
Total operating expense	12,440	11,472
Operating income (loss)	99	(43)

Nonoperating income (expense):
Interest expense	(454)	(486)
Interest income	177	170
Interest capitalized	61	38
Unrealized gains (losses) on investments, net	(37)	24
Miscellaneous, net	(10)	41
Total nonoperating expense, net	(263)	(213)
Loss before income tax benefit	(164)	(256)
Income tax benefit	(40)	(62)
Net loss	$(124)	$(194)

Loss per share, basic and diluted	$(0.38)	$(0.59)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net loss	$(124)	$(194)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(17)	(35)
Investments and other	(2)	21
Total other comprehensive loss, net of tax	(19)	(14)

Total comprehensive loss, net	$(143)	$(208)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,401	$6,058
Short-term investments	5,591	8,330
Restricted cash	40	31
Receivables, less allowance for credit losses (2024 — $19; 2023 — $18)	2,259	1,898
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2024 — $721; 2023 — $689)	1,675	1,561
Prepaid expenses and other	730	609
Total current assets	18,696	18,487
Operating property and equipment:
Flight equipment	49,277	48,448
Other property and equipment	10,940	10,527
Purchase deposits for flight equipment	3,558	3,550
Total operating property and equipment	63,775	62,525
Less — Accumulated depreciation and amortization	(23,305)	(22,710)
Total operating property and equipment, net	40,470	39,815

Operating lease right-of-use assets	3,895	3,914

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2024 — $1,339; 2023 — $1,495)	2,717	2,725
Restricted cash	244	245
Investments in affiliates and other, less allowance for credit losses (2024 — $32; 2023 — $38)	1,353	1,391
Total other assets	8,841	8,888
Total assets	$71,902	$71,104
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,344	$3,835
Accrued salaries and benefits	2,128	2,940
Advance ticket sales	9,601	6,704
Frequent flyer deferred revenue	3,086	3,095
Current maturities of long-term debt	3,958	4,018
Current maturities of operating leases	557	576
Current maturities of finance leases	117	172
Current maturities of other financial liabilities	63	57
Other	910	806
Total current liabilities	24,764	22,203

Long-term debt	23,059	25,057
Long-term obligations under operating leases	4,517	4,503
Long-term obligations under finance leases	78	91

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,193	4,048
Pension liability	985	968
Postretirement benefit liability	625	637
Deferred income taxes	545	594
Other financial liabilities	2,495	2,265
Other	1,453	1,414
Total other liabilities and deferred credits	10,296	9,926
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 328,803,086 and 328,018,739 shares at March 31, 2024 and December 31, 2023, respectively	4	4
Additional capital invested	8,973	8,992
Stock held in treasury, at cost	(3,372)	(3,441)
Retained earnings	3,664	3,831
Accumulated other comprehensive loss	(81)	(62)
Total stockholders' equity	9,188	9,324
Total liabilities and stockholders' equity	$71,902	$71,104

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,847	$3,142

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,366)	(1,843)
Purchases of short-term and other investments	(866)	(4,193)
Proceeds from sale of short-term and other investments	3,657	4,061
Proceeds from sale of property and equipment	20	1
Other, net	(4)	6
Net cash provided by (used in) investing activities	1,441	(1,968)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	3,111	288
Payments of long-term debt, finance leases and other financing liabilities	(5,031)	(820)
Other, net	(18)	(31)
Net cash used in financing activities	(1,938)	(563)
Net increase in cash, cash equivalents and restricted cash	2,350	611
Cash, cash equivalents and restricted cash at beginning of the period	6,335	7,421
Cash, cash equivalents and restricted cash at end of the period (a)	$8,685	$8,032

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$200
Right-of-use assets acquired through operating leases	132	295
Lease modifications and lease conversions	14	23
Investment interests received in exchange for loans, goods and services	18	21

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$8,401	$7,634
Restricted cash — Current	40	173
Restricted cash — Non-Current	244	225
Total cash, cash equivalents and restricted cash	$8,685	$8,032

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	328.0	$4	$8,992	$(3,441)	$3,831	$(62)	$9,324
Net loss	—	—	—	—	(124)	—	(124)
Other comprehensive loss	—	—	—	—		(19)	(19)
Stock-settled share-based compensation	—	—	25	—	—	—	25
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(44)	69	(43)	—	(18)
Balance at March 31, 2024	328.8	$4	$8,973	$(3,372)	$3,664	$(81)	$9,188

Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896
Net loss	—	—	—	—	(194)	—	(194)
Other comprehensive loss	—	—	—	—	—	(14)	(14)
Stock-settled share-based compensation	—	—	11	—	—	—	11
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(71)	91	(51)	—	(31)
Balance at March 31, 2023	328.0	$4	$8,926	$(3,443)	$1,020	$161	$6,668

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2024	2023
Operating revenue:
Passenger	$11,313	$10,274
Cargo	391	398
Other	835	757
Total operating revenue	12,539	11,429

Operating expense:
Salaries and related costs	3,932	3,322
Aircraft fuel	2,954	3,174
Landing fees and other rent	804	717
Aircraft maintenance materials and outside repairs	773	702
Depreciation and amortization	708	655
Regional capacity purchase	585	615
Distribution expenses	480	403
Aircraft rent	43	56
Special charges	13	14
Other	2,148	1,814
Total operating expense	12,440	11,472
Operating income (loss)	99	(43)

Nonoperating income (expense):
Interest expense	(454)	(486)
Interest income	177	170
Interest capitalized	61	38
Unrealized gains (losses) on investments, net	(37)	24
Miscellaneous, net	(10)	41
Total nonoperating expense, net	(263)	(213)
Loss before income tax benefit	(164)	(256)
Income tax benefit	(40)	(62)
Net loss	$(124)	$(194)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net loss	$(124)	$(194)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(17)	(35)
Investments and other	(2)	21
Total other comprehensive loss, net of tax	(19)	(14)

Total comprehensive loss, net	$(143)	$(208)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,401	$6,058
Short-term investments	5,591	8,330
Restricted cash	40	31
Receivables, less allowance for credit losses (2024 — $19; 2023 — $18)	2,259	1,898
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2024 — $721; 2023 — $689)	1,675	1,561
Prepaid expenses and other	730	609
Total current assets	18,696	18,487
Operating property and equipment:
Flight equipment	49,277	48,448
Other property and equipment	10,940	10,527
Purchase deposits for flight equipment	3,558	3,550
Total operating property and equipment	63,775	62,525
Less — Accumulated depreciation and amortization	(23,305)	(22,710)
Total operating property and equipment, net	40,470	39,815

Operating lease right-of-use assets	3,895	3,914

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2024 — $1,339; 2023 — $1,495)	2,717	2,725
Restricted cash	244	245
Investments in affiliates and other, less allowance for credit losses (2024 — $32; 2023 —$38)	1,353	1,391
Total other assets	8,841	8,888
Total assets	$71,902	$71,104

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$4,344	$3,835
Accrued salaries and benefits	2,128	2,940
Advance ticket sales	9,601	6,704
Frequent flyer deferred revenue	3,086	3,095
Current maturities of long-term debt	3,958	4,018
Current maturities of operating leases	557	576
Current maturities of finance leases	117	172
Current maturities of other financial liabilities	63	57
Other	912	808
Total current liabilities	24,766	22,205

Long-term debt	23,059	25,057
Long-term obligations under operating leases	4,517	4,503
Long-term obligations under finance leases	78	91

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,193	4,048
Pension liability	985	968
Postretirement benefit liability	625	637
Deferred income taxes	573	622
Other financial liabilities	2,495	2,265
Other	1,453	1,414
Total other liabilities and deferred credits	10,324	9,954
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2024 and December 31, 2023	—	—
Additional capital invested	507	482
Retained earnings	6,212	6,336
Accumulated other comprehensive loss	(81)	(62)
Payable to parent	2,520	2,538
Total stockholder's equity	9,158	9,294
Total liabilities and stockholder's equity	$71,902	$71,104

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,829	$3,111

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,366)	(1,843)
Purchases of short-term and other investments	(866)	(4,193)
Proceeds from sale of short-term and other investments	3,657	4,061
Proceeds from sale of property and equipment	20	1
Other, net	(4)	6
Net cash provided by (used in) investing activities	1,441	(1,968)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	3,111	288
Payments of long-term debt, finance leases and other financing liabilities	(5,031)	(820)
Net cash used in financing activities	(1,920)	(532)
Net increase in cash, cash equivalents and restricted cash	2,350	611
Cash, cash equivalents and restricted cash at beginning of the period	6,335	7,421
Cash, cash equivalents and restricted cash at end of the period (a)	$8,685	$8,032

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$—	$200
Right-of-use assets acquired through operating leases	132	295
Lease modifications and lease conversions	14	23
Investment interests received in exchange for loans, goods and services	18	21

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$8,401	$7,634
Restricted cash — Current	40	173
Restricted cash — Non-Current	244	225
Total cash, cash equivalents and restricted cash	$8,685	$8,032

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at December 31, 2023	$482	$6,336	$(62)	$2,538	$9,294
Net loss	—	(124)	—	—	(124)
Other comprehensive loss	—	—	(19)	—	(19)
Stock-settled share-based compensation	25	—	—	—	25
Other	—	—	—	(18)	(18)
Balance at March 31, 2024	$507	$6,212	$(81)	$2,520	$9,158

Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865
Net loss	—	(194)	—	—	(194)
Other comprehensive loss	—	—	(14)	—	(14)
Stock-settled share-based compensation	11	—	—	—	11
Other	—	—	—	(32)	(32)
Balance at March 31, 2023	$414	$3,522	$161	$2,539	$6,636

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand, and were better than its first and fourth quarter financial results.
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended March 31,
	2024	2023
Domestic (U.S. and Canada)	$7,673	$7,167
Atlantic	1,833	1,832
Latin America	1,445	1,316
Pacific	1,588	1,114
Total	$12,539	$11,429
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
In the three months ended March 31, 2024 and 2023, the Company recognized approximately $4.0 billion and $3.5 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel. This includes fees for baggage, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $984 million and $892 million of ancillary fees within passenger revenue in the three months ended March 31, 2024 and 2023, respectively.

Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2024	2023
Total Frequent flyer deferred revenue - beginning balance	$7,143	$6,675
Total miles awarded	840	747
Travel miles redeemed	(665)	(531)
Non-travel miles redeemed	(39)	(31)
Total Frequent flyer deferred revenue - ending balance	$7,279	$6,860
In the three months ended March 31, 2024 and 2023, the Company recognized, in Other operating revenue, $714 million and $646 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the Frequent flyer deferred revenue. We determine the current portion of that account based on expected redemptions in the next 12 months.
NOTE 2 — LOSS PER SHARE
The following table shows the computation of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Loss available to common stockholders	$(124)	$(194)

Weighted-average shares outstanding, basic and diluted	328.3	327.4

Loss per share, basic and diluted	$(0.38)	$(0.59)

Potentially dilutive securities (a)
Stock warrants (b)	3.5	1.5
Employee stock awards	0.5	0.7
(a) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.
(b) Represent warrants issued to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program, including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act. The Company issued to Treasury warrants to purchase up to approximately 10 million shares of UAL common stock at exercise prices ranging from $31.50 to $53.92 and expiration dates ranging from April 20, 2025 to June 10, 2026. All warrants were outstanding as of March 31, 2024.

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2023	$289		$(4)	$(347)	$(62)
Changes in value	3		(2)	—	1
Amounts reclassified to earnings	(25)	(b)	—	5	(20)
Balance at March 31, 2024	$267		$(6)	$(342)	$(81)

Balance at December 31, 2022	$626		$(35)	$(416)	$175
Changes in value	(9)		27	(4)	14
Amounts reclassified to earnings	(35)	(b)	—	7	(28)
Balance at March 31, 2023	$582		$(8)	$(413)	$161
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
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three months ended March 31, 2024 and 2023 were 24.4% and 24.2%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items.
NOTE 5 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2024	2023	2024	2023
Service cost	$34	$31	$1	$1	Salaries and related costs
Interest cost	57	55	10	10	Miscellaneous, net
Expected return on plan assets	(69)	(63)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	5	2	(7)	(9)	Miscellaneous, net
Amortization of prior service credit	—	—	(23)	(28)	Miscellaneous, net
Total	$27	$25	$(19)	$(26)

NOTE 6 — FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,401	$8,401	$—	$—	$6,058	$6,058	$—	$—
Restricted cash — current	40	40	—	—	31	31	—	—
Restricted cash — non-current	244	244	—	—	245	245	—	—
Short-term investments:
U.S. government and agency notes	5,518	—	5,518	—	8,257	—	8,257	—
Certificates of deposit placed through an account registry service ("CDARS")	73	—	73	—	73	—	73	—
Long-term investments:
Equity securities	116	116	—	—	177	177	—	—
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
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of 17 months or less.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Archer Aviation Inc., Eve Holding, Inc. and Mesa Air Group, Inc.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	March 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$27,017	$26,480	$—	$20,319	$6,161	$29,075	$28,302	$—	$22,543	$5,759
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or assets.
Equity Method Investments. As of March 31, 2024, United holds investments, accounted for using the equity method, with a combined carrying value of approximately $230 million. Significant equity method investments are described below:
•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Airways Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under capacity purchase agreements ("CPAs") that have terms through 2035.

•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 53 regional aircraft under a CPA that has a term through 2026.
•United Airlines Ventures Sustainable Flight Fund (the "Fund"). During the first quarter of 2023, United launched, through its corporate venture capital arm, United Airlines Ventures, Ltd., an investment vehicle designed to support start-ups focused on decarbonizing air travel by accelerating the research, production and technologies associated with sustainable aviation fuel (SAF). As of March 31, 2024, the Company indirectly holds a 33% ownership interest in the Fund.
Other Investments. As of March 31, 2024, United has equity investments in Abra Group Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX, as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2024, the carrying value of these investments was $421 million.
Notes Receivable. As of March 31, 2024, the Company has $86 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, less allowance for credit losses. The long-term portion of the notes receivable is recorded in Investments in affiliates and other, less allowance for credit losses on the Company's consolidated balance sheet.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of March 31, 2024, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2024	2025	After 2025	Last Nine Months of 2024	2025	After 2025
787	150	8	18	124	5	12	133
737 MAX 8	36	36	—	—	19	17	—
737 MAX 9	144	34	40	70	10	44	90
737 MAX 10	167	—	—	167	—	—	167
A321neo	123	23	38	62	22	24	77
A321XLR	50	—	8	42	—	1	49
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments to contractual delivery schedules as communicated by Boeing and Airbus or estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2023 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

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
On April 14, 2024, the Company entered into confidential arrangements with Boeing with respect to compensation for financial damages incurred in first quarter of 2024 due to the Federal Aviation Administration grounding of the Boeing 737 MAX 9 aircraft, and a confidential agreement to accommodate certification delays for the Boeing 737 MAX 10 aircraft. The compensation provided by Boeing for the grounding damages and in connection with rescheduling deliveries is in the form of credit memos for use on future purchases from Boeing. The Company plans to account for these arrangements as a reduction to the cost basis of the previously-delivered Boeing 737 MAX 9 aircraft and future deliveries of the MAX 9 and MAX 10 aircraft, which is expected to reduce future depreciation expense associated with these aircraft.
The table below summarizes United's firm commitments as of March 31, 2024, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United but reflecting the discounts related to future deliveries offered as part of the April 14, 2024 arrangements between United and Boeing.

(in billions)
Last nine months of 2024	$7.1
2025	7.4
2026	5.5
2027	4.3
2028	6.4
After 2028	27.1
$57.8
In April 2024, the Company signed letters of intent to enter into future leasing arrangements with major aircraft leasing companies for 35 Airbus A321neo aircraft with expected deliveries in 2026 and 2027.
Regional CPAs. During the three months ended March 31, 2024, United amended several of its CPAs with certain of its regional carriers to increase the contractually agreed fees (carrier costs) paid to those carriers and to modify the terms for certain aircraft. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier, or deemed to be leased from other regional carriers, and facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. Based on these assumptions as of March 31, 2024, our estimated future payments through the end of the terms of our CPAs are presented in the table below:

(in billions)
Last nine months of 2024	$1.9
2025	2.3
2026	2.2
2027	1.8
2028	1.3
After 2028	4.2
$13.7
Guarantees. As of March 31, 2024, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2024 and 2041.
As of March 31, 2024, United is the guarantor of $73 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate (SOFR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2024, the Company had $10.1 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $6.9 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor. As of March 31, 2024, the Company had approximately 104,500 employees, of whom approximately 83% were represented by various U.S. labor organizations.
On February 23, 2024, United and the International Association of Machinists and Aerospace Workers ratified agreements covering security guards in California and central load planners. The ratified agreements are effective through 2025.
On February 28, 2024, United and the International Brotherhood of Teamsters reached a tentative agreement for an extension to their labor contract. The agreement, if ratified, becomes amendable in December 2028.
NOTE 8 — DEBT
On February 15, 2024, the Company entered into an Amended and Restated Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility") increasing the borrowing capacity by $1.115 billion, which may be drawn upon until February 15, 2029, in the case of any Revolving Loans (as defined in the Revolving Credit Facility) made by the Extending Lenders (as defined in the Revolving Credit Facility), and April 21, 2025, in the case of any Revolving Loans made by the 2024 Non-Extending Lenders (as defined in the Revolving Credit Facility). The revolving loan commitments of the Extending Lenders equal $2.7 billion and the revolving loan commitments of the 2024 Non-Extending Lenders equal $165 million. The Revolving Loans, if any, will bear interest at a variable rate equal to Term SOFR (as defined in the Revolving Credit Facility), generally subject to a floor, plus a credit adjustment spread described in the Revolving Credit Facility, or, at United's election, another rate based on certain market interest rates, also generally subject to a floor, in each case plus a variable margin ranging from 3.00% to 3.50%, in the case of Term SOFR loans, and 2.00% to 2.50%, in the case of loans at other market rates. As of March 31, 2024, we had $2.87 billion undrawn and available under the Revolving Credit Facility.
On April 16, 2024, the Company increased the revolving loan commitments of the Extending Lenders by $100 million. The revolving loan commitments of the Extending Lenders now equal $2.8 billion and the revolving loan commitments of the 2024 Non-Extending Lenders remain $165 million.
On February 22, 2024, the Company also entered into Amendment No. 2 to Term Loan Credit and Guaranty Agreement (as amended, the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Loan Facilities") and (i) used available cash in an amount equal to $1.37 billion to partially prepay the term loans under the 2021 term loans and (ii) borrowed the entire term loan commitment available under the Term Loan Facility in an amount equal to $2.5 billion and used the proceeds of such terms loans (the "Term Loans") to prepay in full the remaining outstanding principal balance under the existing term loan facility. The Term Loans will bear interest at a variable rate equal to Term SOFR (subject to a floor of 0.0%); or, at United's election, another rate based on certain market interest rates (subject to a floor of 1.0%), in each case plus a margin of 2.75%, in the case of Term SOFR loans, and 1.75%, in the case of loans at other market rates. The remaining balance of the Term Loans will mature and be due and payable on February 22, 2031.
The table below presents the Company's contractual principal payments (not including $267 million of unamortized debt discount, premiums and debt issuance costs) as of March 31, 2024 under then-outstanding long-term debt agreements (in millions):

Last nine months of 2024	$2,936
2025	3,459
2026	5,255
2027	2,486
2028	1,648
After 2028	11,500
$27,284
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2024, UAL and United were in compliance with their respective debt covenants.

NOTE 9 — SPECIAL CHARGES
For the three months ended March 31, operating and nonoperating special charges and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Operating:
(Gains) losses on sale of assets and other special charges	$13	$14
Total operating special charges	13	14
Nonoperating:
Nonoperating unrealized (gains) losses on investments, net	37	(24)
Nonoperating debt extinguishment and modification fees	35	—
Total nonoperating special charges and unrealized (gains) losses on investments, net	72	(24)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	85	(10)
Income tax benefit, net of valuation allowance	(11)	(3)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$74	$(13)
2024
(Gains) losses on sale of assets and other special charges. During the three months ended March 31, 2024, the Company incurred $13 million of charges primarily consisting of a settlement related to a certain pilot long term disability plan, accelerated depreciation on assets with shortened lives, and other losses on disposal of assets, which were partially offset by a gain from a favorable outcome related to a certain contract dispute as well as gains on sales of assets.
Nonoperating unrealized (gains) losses on investments, net. During the three months ended March 31, 2024, the Company recorded losses of $37 million primarily for the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During the three months ended March 31, 2024, the Company recorded $35 million of charges primarily related to the refinancing of its 2021 term loans.
2023
(Gains) losses on sale of assets and other special charges. During the three months ended March 31, 2023, the Company recorded $14 million of net charges primarily comprised of accelerated depreciation related to certain of the Company's assets that were retired early and other gains and losses on the sale of assets.
Nonoperating unrealized (gains) losses on investments, net. During the three months ended March 31, 2023, the Company recorded gains of $24 million primarily related to the change in the market value of its investments in equity securities.

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
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Economic and Market Factors", "Governmental Actions" and "Forward-Looking Information", in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"). The results presented in this report are not necessarily indicative of future operating results.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution risks associated with our United Next plan, especially relating to the growth in the scale of our operations as a result of the plan; the impact on the Company of significant operational challenges by third parties on which we rely; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; aircraft delivery delays; increasing maintenance expenses; high interest rates; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of the 2023 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends.
Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements or the implementation of new legal requirements and any failure to comply with such legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: increased oversight by the Federal Aviation Administration ("FAA") of the Company’s operations in connection with its evaluation of the Company; the closure of our flying airspace and termination of other operations due to regional conflicts, including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and to Tel Aviv as a result of the Israeli-Hamas military conflict, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); increased FAA oversight of the aircraft production process; and any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through the co-branded credit cards issued by our partner. Changes in existing applicable legal requirements or new applicable legal requirements as well as the related interpretations and enforcement practices regarding them, create uncertainty about how such laws and regulations will be understood and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2024, as compared to the corresponding period in 2023.
First Quarter 2024 Compared to First Quarter 2023
The Company recorded a net loss of $124 million for the first quarter of 2024 as compared to a net loss of $194 million for the first quarter of 2023. Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change
Operating revenue	$12,539	$11,429	$1,110	9.7
Operating expense	12,440	11,472	968	8.4
Operating income (loss)	99	(43)	142	NM
Nonoperating expense, net	(263)	(213)	50	23.5
Loss before income taxes	(164)	(256)	(92)	(35.9)
Income tax benefit	(40)	(62)	(22)	(35.5)
Net loss	$(124)	$(194)	$(70)	(36.1)

Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2024	2023	Increase (Decrease)	% Change
Passengers (thousands) (a)	39,325	36,822	2,503	6.8
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	57,427	52,532	4,895	9.3
Available seat miles ("ASMs" or "capacity") (millions) (c)	71,668	65,720	5,948	9.1
Passenger load factor (d)	80.1%	79.9%	0.2 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	15.79	15.63	0.16	1.0
Total revenue per ASM ("TRASM") (cents)	17.50	17.39	0.11	0.6
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.70	19.56	0.14	0.7
Cargo revenue ton miles ("CTM") (millions) (f)	852	731	121	16.6
Cost per ASM ("CASM") (cents)	17.36	17.46	(0.10)	(0.6)
Average price per gallon of fuel, including fuel taxes	$2.88	$3.33	$(0.45)	(13.5)
Fuel gallons consumed (millions)	1,025	952	73	7.7
Employee headcount, as of March 31	104,500	96,300	8,200	8.5
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Passenger	$11,313	$10,274	$1,039	10.1
Cargo	391	398	(7)	(1.8)
Other	835	757	78	10.3
Total operating revenue	$12,539	$11,429	$1,110	9.7
The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2023:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$431	$66	$426	$116	$1,039
Passenger revenue	6.6%	4.1%	44.3%	9.6%	10.1%
Average fare per passenger	2.0%	6.8%	(2.8)%	(8.1)%	3.1%
Yield	2.6%	9.0%	(3.5)%	(10.0)%	0.7%
PRASM	6.1%	10.7%	(12.9)%	(12.7)%	1.0%
Passengers	4.6%	(2.5)%	48.4%	19.3%	6.8%
RPMs	3.9%	(4.5)%	49.5%	21.7%	9.3%
ASMs	0.5%	(5.9)%	65.8%	25.5%	9.1%
Passenger load factor (points)	2.8	1.1	(7.6)	(2.7)	0.2
Passenger revenue increased $1.0 billion, or 10.1%, in the first quarter of 2024 as compared to the year-ago period, primarily due to a 9.1% increase in capacity and a 0.7% increase in Yield.
Other operating revenue increased $78 million, or 10.3%, in the first quarter of 2024 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships, visitor volume and purchases of one-time United Club passes.

Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change (a)
Salaries and related costs	$3,932	$3,322	$610	18.4
Aircraft fuel	2,954	3,174	(220)	(6.9)
Landing fees and other rent	804	717	87	12.1
Aircraft maintenance materials and outside repairs	773	702	71	10.1
Depreciation and amortization	708	655	53	8.1
Regional capacity purchase	585	615	(30)	(4.9)
Distribution expenses	480	403	77	19.1
Aircraft rent	43	56	(13)	(23.2)
Special charges	13	14	(1)	NM
Other	2,148	1,814	334	18.4
Total operating expenses	$12,440	$11,472	$968	8.4
(a) NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $610 million, or 18.4%, in the first quarter of 2024 as compared to the year-ago period, primarily due to annual wage rate increases across certain employee groups and an 8.5% increase in headcount largely due to increased flight activity.
Aircraft fuel expense decreased by $220 million, or 6.9%, in the first quarter of 2024 as compared to the year-ago period, due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended March 31, 2024 as compared to the year-ago period (in millions, except percentage change and per gallon data):

	2024	2023	Increase (Decrease)	% Change
Fuel expense	$2,954	$3,174	$(220)	(6.9)%
Fuel consumption (gallons)	1,025	952	73	7.7%
Average price per gallon	$2.88	$3.33	$(0.45)	(13.5)%
Landing fees and other rent increased $87 million, or 12.1%, in the first quarter of 2024 as compared to the year-ago period, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $71 million, or 10.1%, in the first quarter of 2024 as compared to the year-ago period, primarily due to an increased volume of engine overhauls.
Depreciation expense increased $53 million, or 8.1%, in the first quarter of 2024 as compared to the year-ago period, primarily due to induction of new aircraft and related spare parts and higher obsolescence due to higher inventory levels for expendable parts.
Distribution expenses increased $77 million, or 19.1%, in the first quarter of 2024 as compared to the year-ago period, primarily due to higher credit card fees driven by an increase in passenger revenue and $56 million of commissions that were recorded as contra-revenue in 2023.
Other operating expenses increased $334 million, or 18.4%, in the first quarter of 2024 as compared to the year ago period, primarily as a direct result of the increase in flight activity and the impacts of inflationary pressures. Other operating expenses include expenditures related to information technology projects and services, food and beverage offerings, passenger services, personnel-related costs and ground handling.

Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Interest expense	$(454)	$(486)	$(32)	(6.6)
Interest income	177	170	7	4.1
Interest capitalized	61	38	23	60.5
Unrealized gains (losses) on investments, net	(37)	24	(61)	NM
Miscellaneous, net	(10)	41	(51)	NM
Total	$(263)	$(213)	$50	23.5
Interest expense decreased $32 million, or 6.6%, in the first quarter of 2024 as compared to the year-ago period, primarily due to declining debt balances and lower interest rates on refinanced debt.
Unrealized losses on investments, net, was $37 million in the first quarter of 2024 as compared to $24 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net changed by $51 million in the first quarter of 2024 as compared to the year-ago period, primarily due to debt extinguishment and modification fees related to the refinancing of the Company's 2021 term loans, higher foreign exchange losses and a decrease in the benefit from the Company's net periodic benefit cost of its pensions and postretirement benefit plans.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of March 31, 2024, the Company had $14.0 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $14.4 billion at December 31, 2023. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are efficiently managed.

As of March 31, 2024, the Company has a $2.87 billion revolving credit facility (the "Revolving Credit Facility"), of which $2.7 billion expires February 15, 2029 and $165 million expires April 21, 2025. The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the Revolving Credit Facility as of March 31, 2024. On April 16, 2024, the Company increased the revolving loan commitments of the Extending Lenders (as defined in the Revolving Credit Facility) by $100 million. The revolving loan commitments of the Extending Lenders now equal $2.8 billion and the revolving loan commitments of the 2024 Non-Extending Lenders (as defined in the Revolving Credit Facility) remain $165 million.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2024, the Company had approximately $34.8 billion of debt, finance lease, operating lease and other financial liabilities, including $4.7 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2024, UAL and United were in compliance with their respective debt covenants. As of March 31, 2024, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information on commitments.
As of March 31, 2024, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2024	2025	After 2025	Last Nine Months of 2024	2025	After 2025
787	150	8	18	124	5	12	133
737 MAX 8	36	36	—	—	19	17	—
737 MAX 9	144	34	40	70	10	44	90
737 MAX 10	167	—	—	167	—	—	167
A321neo	123	23	38	62	22	24	77
A321XLR	50	—	8	42	—	1	49
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments to contractual delivery schedules as communicated by Boeing and Airbus or estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2023 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

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
On April 14, 2024, the Company entered into confidential arrangements with Boeing with respect to compensation for financial damages incurred in first quarter of 2024 due to the FAA grounding of the Boeing 737 MAX 9 aircraft, and a confidential agreement to accommodate certification delays for the Boeing 737 MAX 10 aircraft. The compensation provided by Boeing for the grounding damages and in connection with rescheduling deliveries is in the form of credit memos for use on future purchases from Boeing. The Company plans to account for these arrangements as a reduction to the cost basis of the previously-delivered Boeing 737 MAX 9 aircraft and future deliveries of the MAX 9 and MAX 10 aircraft, which is expected to reduce future depreciation expense associated with these aircraft.
The table below summarizes United's firm commitments as of March 31, 2024, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United but reflecting the discounts related to future deliveries offered as part of the April 14, 2024 arrangements between United and Boeing.

(in billions)
Last nine months of 2024	$7.1
2025	7.4
2026	5.5
2027	4.3
2028	6.4
After 2028	27.1
$57.8
In April 2024, the Company signed letters of intent to enter into future leasing arrangements with major aircraft leasing companies for 35 Airbus A321neo aircraft with expected deliveries in 2026 and 2027.
Sources and Uses of Cash
The following table summarizes our cash flows for the three months ended March 31 (in millions):

	2024	2023	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$2,847	$3,142	$(295)
Investing activities	1,441	(1,968)	(3,409)
Financing activities	(1,938)	(563)	1,375
Net increase in cash, cash equivalents and restricted cash	$2,350	$611	$1,739
Operating Activities. Cash flows provided by operations decreased $0.3 billion in the first three months of 2024 as compared to the year-ago period, primarily due to changes in various working capital items, including a $0.7 billion increase in employee incentive payments in the first three months of 2024 as compared to the year-ago period, which was partially offset by a $0.3 billion increase in advance ticket sales associated with overall traffic growth in the first three months of 2024 as compared to the year-ago period.
Investing Activities. Cash flows used in investing activities decreased $3.4 billion in the first three months of 2024 as compared to the year-ago period, primarily due to a $3.3 billion decrease in the purchase of short-term and other investments and a $0.5 billion decrease in capital expenditures, which was partially offset by a $0.4 billion decrease in sales of short-term and other investments.
Financing Activities. Significant financing events in the three months ended March 31, 2024 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the three months ended March 31, 2024, the Company made payments for debt, finance leases, and other financing liabilities of $5.0 billion, including the $3.9 billion prepayment of its 2021 term loan.
Debt and Other Financing Liabilities Issuances. The Company borrowed the entire term loan commitment available under the new term loan facility in an amount equal to $2.5 billion.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on these financing activities.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB-	Ba2	BB-
United	BB-	*	BB-
*The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels; however, the Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates, term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
Commitments, Contingencies and Liquidity Matters. As described in the 2023 Form 10-K, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.
See the 2023 Form 10-K and Notes 6, 7 and 8 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet plan strategy, product development, ESG-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into less favorable aircraft orders, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, as well as related costs or other issues, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and and to Tel Aviv as a result of the Israeli-Hamas military conflict, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, and any failure to achieve or demonstrate progress towards our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the 2023 Form 10-K, and under "Economic and Market Factors" and "Governmental Actions" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2023 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2024, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2024
During the three months ended March 31, 2024, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2023 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A. Risk Factors of the 2023 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) None
(b) None
(c) None
ITEM 5. OTHER INFORMATION
(a) On April 14, 2024, United Airlines, Inc. entered into a confidential agreement with Boeing to accommodate certification delays for the Boeing 737 MAX 10 aircraft (the "Boeing 737 Max 10 Agreement"). The compensation provided by Boeing in connection with rescheduling deliveries is in the form of credit memos for use on future purchases from Boeing. The Company plans to account for these arrangements as a reduction to the cost basis of future deliveries of Boeing 737 MAX 9 and Boeing 737 MAX 10 aircraft, which is expected to reduce future depreciation expense associated with these aircraft. United's firm commitments to purchase aircraft, including from Boeing, as of March 31, 2024, adjusted for the discounts related to future deliveries offered as part of the Boeing 737 Max 10 Agreement and other settlement arrangements with Boeing, are set forth in Note 7 to the financial statements included in Part I, Item 1 of this report.
(b) None.
(c) During the three months ended March 31, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	April 17, 2024	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	April 17, 2024	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)