Form 10-Q
period 2024-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2024-07-18
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 11, 2024 is shown below:

United Airlines Holdings, Inc.	328,833,907	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Passenger	$13,680	$13,002	$24,993	$23,276
Cargo	414	362	805	760
Other	892	814	1,727	1,571
Total operating revenue	14,986	14,178	27,525	25,607

Operating expense:
Salaries and related costs	4,098	3,710	8,030	7,032
Aircraft fuel	3,133	2,820	6,087	5,994
Landing fees and other rent	866	765	1,670	1,482
Aircraft maintenance materials and outside repairs	716	686	1,489	1,388
Depreciation and amortization	719	669	1,427	1,324
Regional capacity purchase	612	599	1,197	1,214
Distribution expenses	626	487	1,106	890
Aircraft rent	40	49	83	105
Special charges	36	859	49	873
Other	2,211	2,017	4,359	3,831
Total operating expense	13,057	12,661	25,497	24,133
Operating income	1,929	1,517	2,028	1,474

Nonoperating income (expense):
Interest expense	(427)	(493)	(881)	(979)
Interest income	190	216	367	386
Interest capitalized	60	42	121	80
Unrealized gains (losses) on investments, net	(33)	84	(70)	108
Miscellaneous, net	20	21	10	62
Total nonoperating expense, net	(190)	(130)	(453)	(343)
Income before income tax expense	1,739	1,387	1,575	1,131
Income tax expense	416	312	376	250
Net income	$1,323	$1,075	$1,199	$881

Earnings per share, basic	$4.02	$3.28	$3.65	$2.69
Earnings per share, diluted	$3.96	$3.24	$3.60	$2.66

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,323	$1,075	$1,199	$881

Other comprehensive income (loss), net of tax:
Employee benefit plans	(17)	(34)	(34)	(69)
Investments and other	1	(24)	(1)	(3)
Total other comprehensive loss, net of tax	(16)	(58)	(35)	(72)

Total comprehensive income, net	$1,307	$1,017	$1,164	$809

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,864	$6,058
Short-term investments	4,384	8,330
Restricted cash	30	31
Receivables, less allowance for credit losses (2024 — $20; 2023 — $18)	2,376	1,898
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2024 — $754; 2023 — $689)	1,680	1,561
Prepaid expenses and other	669	609
Total current assets	20,003	18,487
Operating property and equipment:
Flight equipment	49,814	48,448
Other property and equipment	11,295	10,527
Purchase deposits for flight equipment	3,457	3,550
Total operating property and equipment	64,566	62,525
Less — Accumulated depreciation and amortization	(23,901)	(22,710)
Total operating property and equipment, net	40,665	39,815

Operating lease right-of-use assets	3,803	3,914

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2024 — $1,347; 2023 — $1,495)	2,699	2,725
Restricted cash	220	245
Investments in affiliates and other, less allowance for credit losses (2024 — $32; 2023 — $38)	1,337	1,391
Total other assets	8,783	8,888
Total assets	$73,254	$71,104
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,478	$3,835
Accrued salaries and benefits	2,383	2,940
Advance ticket sales	9,365	6,704
Frequent flyer deferred revenue	3,252	3,095
Current maturities of long-term debt	4,757	4,018
Current maturities of operating leases	548	576
Current maturities of finance leases	110	172
Current maturities of other financial liabilities	68	57
Other	894	806
Total current liabilities	25,855	22,203

Long-term debt	21,687	25,057
Long-term obligations under operating leases	4,443	4,503
Long-term obligations under finance leases	65	91

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,101	4,048
Pension liability	998	968
Postretirement benefit liability	612	637
Deferred income taxes	951	594
Other financial liabilities	2,576	2,265
Other	1,440	1,414
Total other liabilities and deferred credits	10,678	9,926
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 328,832,139 and 328,018,739 shares at June 30, 2024 and December 31, 2023, respectively	4	4
Additional capital invested	9,001	8,992
Stock held in treasury, at cost	(3,368)	(3,441)
Retained earnings	4,986	3,831
Accumulated other comprehensive loss	(97)	(62)
Total stockholders' equity	10,526	9,324
Total liabilities and stockholders' equity	$73,254	$71,104

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$5,723	$6,941

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,530)	(3,263)
Purchases of short-term and other investments	(1,754)	(6,876)
Proceeds from sale of short-term and other investments	5,820	6,702
Proceeds from sale of property and equipment	42	9
Other, net	(3)	1
Net cash provided by (used in) investing activities	1,575	(3,427)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	3,718	1,591
Payments of long-term debt, finance leases and other financing liabilities	(6,217)	(2,614)
Other, net	(19)	(31)
Net cash used in financing activities	(2,518)	(1,054)
Net increase in cash, cash equivalents and restricted cash	4,780	2,460
Cash, cash equivalents and restricted cash at beginning of the period	6,334	7,421
Cash, cash equivalents and restricted cash at end of the period (a)	$11,114	$9,881

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$(206)	$559
Right-of-use assets acquired through operating leases	143	434
Lease modifications and lease conversions	73	349
Investment interests received in exchange for loans, goods and services	18	25

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$10,864	$9,605
Restricted cash — Current	30	38
Restricted cash — Non-Current	220	238
Total cash, cash equivalents and restricted cash	$11,114	$9,881

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2024	328.8	$4	$8,973	$(3,372)	$3,664	$(81)	$9,188
Net income	—	—	—	—	1,323	—	1,323
Other comprehensive loss	—	—	—	—	—	(16)	(16)
Stock-settled share-based compensation	—	—	31	—	—	—	31
Stock issued for share-based awards, net of shares withheld for tax	—	—	(3)	4	(1)	—	—
Balance at June 30, 2024	328.8	$4	$9,001	$(3,368)	$4,986	$(97)	$10,526

Balance at December 31, 2023	328.0	$4	$8,992	$(3,441)	$3,831	$(62)	$9,324
Net income	—	—	—	—	1,199	—	1,199
Other comprehensive loss	—	—	—	—	—	(35)	(35)
Stock-settled share-based compensation	—	—	56	—	—	—	56
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(47)	73	(44)	—	(18)
Balance at June 30, 2024	328.8	$4	$9,001	$(3,368)	$4,986	$(97)	$10,526

Balance at March 31, 2023	328.0	$4	$8,926	$(3,443)	$1,020	$161	$6,668
Net income	—	—	—	—	1,075	—	1,075
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Stock-settled share-based compensation	—	—	21	—	—	—	21
Stock issued for share-based awards, net of shares withheld for tax	—	—	(2)	1	—	—	(1)
Balance at June 30, 2023	328.0	$4	$8,945	$(3,442)	$2,095	$103	$7,705

Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896
Net income	—	—	—	—	881	—	881
Other comprehensive loss	—	—	—	—	—	(72)	(72)
Stock-settled share-based compensation	—	—	32	—	—	—	32
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(73)	92	(51)	—	(32)
Balance at June 30, 2023	328.0	$4	$8,945	$(3,442)	$2,095	$103	$7,705

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Passenger	$13,680	$13,002	$24,993	$23,276
Cargo	414	362	805	760
Other	892	814	1,727	1,571
Total operating revenue	14,986	14,178	27,525	25,607

Operating expense:
Salaries and related costs	4,098	3,710	8,030	7,032
Aircraft fuel	3,133	2,820	6,087	5,994
Landing fees and other rent	866	765	1,670	1,482
Aircraft maintenance materials and outside repairs	716	686	1,489	1,388
Depreciation and amortization	719	669	1,427	1,324
Regional capacity purchase	612	599	1,197	1,214
Distribution expenses	626	487	1,106	890
Aircraft rent	40	49	83	105
Special charges	36	859	49	873
Other	2,210	2,016	4,358	3,830
Total operating expense	13,056	12,660	25,496	24,132
Operating income	1,930	1,518	2,029	1,475

Nonoperating income (expense):
Interest expense	(427)	(493)	(881)	(979)
Interest income	190	216	367	386
Interest capitalized	60	42	121	80
Unrealized gains (losses) on investments, net	(33)	84	(70)	108
Miscellaneous, net	20	21	10	62
Total nonoperating expense, net	(190)	(130)	(453)	(343)
Income before income tax expense	1,740	1,388	1,576	1,132
Income tax expense	416	313	376	251
Net income	$1,324	$1,075	$1,200	$881
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,324	$1,075	$1,200	$881

Other comprehensive income (loss), net of tax:
Employee benefit plans	(17)	(34)	(34)	(69)
Investments and other	1	(24)	(1)	(3)
Total other comprehensive loss, net of tax	(16)	(58)	(35)	(72)

Total comprehensive income, net	$1,308	$1,017	$1,165	$809
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,864	$6,058
Short-term investments	4,384	8,330
Restricted cash	30	31
Receivables, less allowance for credit losses (2024 — $20; 2023 — $18)	2,376	1,898
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2024 — $754; 2023 — $689)	1,680	1,561
Prepaid expenses and other	669	609
Total current assets	20,003	18,487
Operating property and equipment:
Flight equipment	49,814	48,448
Other property and equipment	11,295	10,527
Purchase deposits for flight equipment	3,457	3,550
Total operating property and equipment	64,566	62,525
Less — Accumulated depreciation and amortization	(23,901)	(22,710)
Total operating property and equipment, net	40,665	39,815

Operating lease right-of-use assets	3,803	3,914

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2024 — $1,347; 2023 — $1,495)	2,699	2,725
Restricted cash	220	245
Investments in affiliates and other, less allowance for credit losses (2024 — $32; 2023 —$38)	1,337	1,391
Total other assets	8,783	8,888
Total assets	$73,254	$71,104

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$4,478	$3,835
Accrued salaries and benefits	2,383	2,940
Advance ticket sales	9,365	6,704
Frequent flyer deferred revenue	3,252	3,095
Current maturities of long-term debt	4,757	4,018
Current maturities of operating leases	548	576
Current maturities of finance leases	110	172
Current maturities of other financial liabilities	68	57
Other	895	808
Total current liabilities	25,856	22,205

Long-term debt	21,687	25,057
Long-term obligations under operating leases	4,443	4,503
Long-term obligations under finance leases	65	91

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,101	4,048
Pension liability	998	968
Postretirement benefit liability	612	637
Deferred income taxes	981	622
Other financial liabilities	2,576	2,265
Other	1,440	1,414
Total other liabilities and deferred credits	10,708	9,954
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2024 and December 31, 2023	—	—
Additional capital invested	538	482
Retained earnings	7,536	6,336
Accumulated other comprehensive loss	(97)	(62)
Payable to parent	2,518	2,538
Total stockholder's equity	10,495	9,294
Total liabilities and stockholder's equity	$73,254	$71,104

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net cash provided by operating activities	$5,704	$6,910

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,530)	(3,263)
Purchases of short-term and other investments	(1,754)	(6,876)
Proceeds from sale of short-term and other investments	5,820	6,702
Proceeds from sale of property and equipment	42	9
Other, net	(3)	1
Net cash provided by (used in) investing activities	1,575	(3,427)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	3,718	1,591
Payments of long-term debt, finance leases and other financing liabilities	(6,217)	(2,614)
Net cash used in financing activities	(2,499)	(1,023)
Net increase in cash, cash equivalents and restricted cash	4,780	2,460
Cash, cash equivalents and restricted cash at beginning of the period	6,334	7,421
Cash, cash equivalents and restricted cash at end of the period (a)	$11,114	$9,881

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$(206)	$559
Right-of-use assets acquired through operating leases	143	434
Lease modifications and lease conversions	73	349
Investment interests received in exchange for loans, goods and services	18	25

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Current assets:
Cash and cash equivalents	$10,864	$9,605
Restricted cash — Current	30	38
Restricted cash — Non-Current	220	238
Total cash, cash equivalents and restricted cash	$11,114	$9,881

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at March 31, 2024	$507	$6,212	$(81)	$2,520	$9,158
Net income	—	1,324	—	—	1,324
Other comprehensive loss	—	—	(16)	—	(16)
Stock-settled share-based compensation	31	—	—	—	31
Other	—	—	—	(2)	(2)
Balance at June 30, 2024	$538	$7,536	$(97)	$2,518	$10,495

Balance at December 31, 2023	$482	$6,336	$(62)	$2,538	$9,294
Net income	—	1,200	—	—	1,200
Other comprehensive loss	—	—	(35)	—	(35)
Stock-settled share-based compensation	56	—	—	—	56
Other	—	—	—	(20)	(20)
Balance at June 30, 2024	$538	$7,536	$(97)	$2,518	$10,495

Balance at March 31, 2023	$414	$3,522	$161	$2,539	$6,636
Net income	—	1,075	—	—	1,075
Other comprehensive loss	—	—	(58)	—	(58)
Stock-settled share-based compensation	21	—	—	—	21
Balance at June 30, 2023	$435	$4,597	$103	$2,539	$7,674

Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865
Net income	—	881	—	—	881
Other comprehensive loss	—	—	(72)	—	(72)
Stock-settled share-based compensation	32	—	—	—	32
Other	—	—	—	(32)	(32)
Balance at June 30, 2023	$435	$4,597	$103	$2,539	$7,674

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand and were better than its first and fourth quarter financial results.
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic (U.S. and Canada)	$8,761	$8,417	$16,434	$15,584
Atlantic	3,277	3,229	5,110	5,061
Latin America	1,346	1,273	2,791	2,589
Pacific	1,602	1,259	3,190	2,373
Total	$14,986	$14,178	$27,525	$25,607
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
In the six months ended June 30, 2024 and 2023, the Company recognized approximately $5.0 billion and $4.6 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel. This includes fees for baggage, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $1.2 billion and $2.2 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2024, respectively. The Company recorded $1.0 billion and $1.9 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2023, respectively.

Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Frequent flyer deferred revenue - beginning balance	$7,279	$6,860	$7,143	$6,675
Total miles awarded	919	902	1,759	1,649
Travel miles redeemed	(818)	(712)	(1,483)	(1,243)
Non-travel miles redeemed	(27)	(26)	(66)	(57)
Total Frequent flyer deferred revenue - ending balance	$7,353	$7,024	$7,353	$7,024
In the three and six months ended June 30, 2024, the Company recognized, in Other operating revenue, $0.7 billion and $1.5 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The Company recognized $0.7 billion and $1.3 billion, respectively, in the three and six months ended June 30, 2023, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the Frequent flyer deferred revenue. We determine the current portion of that account based on our estimate of expected redemptions in the next 12 months.
NOTE 2 — EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings available to common stockholders	$1,323	$1,075	$1,199	$881

Basic weighted-average shares outstanding	328.8	328.0	328.6	327.7
Dilutive effect of stock warrants (a)	2.7	2.3	2.2	2.3
Dilutive effect of employee stock awards	2.4	1.2	2.3	1.5
Diluted weighted-average shares outstanding	333.9	331.5	333.1	331.5

Earnings per share, basic	$4.02	$3.28	$3.65	$2.69
Earnings per share, diluted	$3.96	$3.24	$3.60	$2.66

Potentially dilutive securities (b)
Stock warrants (a)	1.5	1.5	1.5	1.5
Employee stock awards	0.6	0.7	0.6	0.7
(a) Represent warrants for purchase up to approximately 10 million shares of UAL common stock at exercise prices ranging from $31.50 to $53.92 and expiration dates ranging from April 20, 2025 to June 10, 2026. These warrants were originally issued to the U.S. Treasury Department ("Treasury") pursuant to the payroll support program, including extensions, and the loan program established under the Coronavirus Aid, Relief, and Economic Security Act. Treasury sold these warrants at an auction held on June 6, 2024. All warrants were outstanding as of June 30, 2024.

(b) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at March 31, 2024	$267		$(6)	$(342)	$(81)
Changes in value	3		1	(1)	3
Amounts reclassified to earnings	(25)	(b)	—	6	(19)
Balance at June 30, 2024	$245		$(5)	$(337)	$(97)

Balance at December 31, 2023	$289		$(4)	$(347)	$(62)
Changes in value	6		(1)	(1)	4
Amounts reclassified to earnings	(50)	(b)	—	11	(39)
Balance at June 30, 2024	$245		$(5)	$(337)	$(97)

Balance at March 31, 2023	$582		$(8)	$(413)	$161
Changes in value	(8)		(31)	8	(31)
Amounts reclassified to earnings	(35)	(b)	—	8	(27)
Balance at June 30, 2023	$539		$(39)	$(397)	$103

Balance at December 31, 2022	$626		$(35)	$(416)	$175
Changes in value	(17)		(4)	4	(17)
Amounts reclassified to earnings	(70)	(b)	—	15	(55)
Balance at June 30, 2023	$539		$(39)	$(397)	$103
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
NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three and six months ended June 30, 2024 were 23.9% and 23.9%, respectively. The Company's effective tax rates for the three and six months ended June 30, 2023 were 22.5% and 22.1%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items.
NOTE 5 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2024	2023	2024	2023
Service cost	$34	$31	$2	$1	Salaries and related costs
Interest cost	58	55	9	11	Miscellaneous, net
Expected return on plan assets	(69)	(63)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	5	2	(6)	(10)	Miscellaneous, net
Amortization of prior service credit	—	—	(24)	(28)	Miscellaneous, net
Other	—	1	—	—	Miscellaneous, net
Total	$28	$26	$(20)	$(27)

The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2024	2023	2024	2023
Service cost	$68	$62	$3	$2	Salaries and related costs
Interest cost	115	110	19	21	Miscellaneous, net
Expected return on plan assets	(138)	(126)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	10	4	(13)	(19)	Miscellaneous, net
Amortization of prior service credit	—	—	(47)	(56)	Miscellaneous, net
Other	—	1	—	—	Miscellaneous, net
Total	$55	$51	$(39)	$(53)
NOTE 6 — FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$10,864	$10,864	$—	$—	$6,058	$6,058	$—	$—
Restricted cash — current	30	30	—	—	31	31	—	—
Restricted cash — non-current	220	220	—	—	245	245	—	—
Short-term investments:
U.S. government and agency notes	4,062	—	4,062	—	8,257	—	8,257	—
Certificates of deposit placed through an account registry service (CDARS)	73	—	73	—	73	—	73	—
Corporate Debt	249	—	249	—	—	—	—	—
Long-term investments:
Equity securities	80	80	—	—	177	177	—	—
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
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
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
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	June 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$26,444	$25,978	$—	$19,307	$6,671	$29,075	$28,302	$—	$22,543	$5,759

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of June 30, 2024, United holds investments, accounted for using the equity method, with a combined carrying value of approximately $231 million. Significant equity method investments are described below:
•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Airways Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 65 regional aircraft under capacity purchase agreements ("CPAs") that have terms through 2035.
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 53 regional aircraft under a CPA that has a term through 2026.
•United Airlines Ventures Sustainable Flight Fund (the "Fund"). United holds, through its corporate venture capital arm, United Airlines Ventures, Ltd., a 33% ownership interest in the Fund. The Fund is an investment vehicle designed to invest in start-ups developing technologies focused on decarbonizing aviation and its associated energy supply chains, including through research and production, and technologies associated with sustainable aviation fuel (SAF).
Other Investments. As of June 30, 2024, United has equity investments in Abra Group Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX, as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2024, the carrying value of these investments was $423 million.
Notes Receivable. As of June 30, 2024, the Company has $86 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, less allowance for credit losses. The long-term portion of the notes receivable is recorded in Investments in affiliates and other, less allowance for credit losses on the Company's consolidated balance sheet.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of June 30, 2024, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries (b)			Expected Aircraft Deliveries (c)
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2024	2025	After 2025	Last Six Months of 2024	2025	After 2025
787	150	8	18	124	4	11	135
737 MAX 8	33	33	—	—	16	17	—
737 MAX 9	143	33	40	70	9	44	90
737 MAX 10	167	—	—	167	—	—	167
A321neo	118	18	22	78	18	22	78
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Contractual aircraft deliveries reflect an agreement United entered into with Airbus on July 16, 2024 to adjust delivery schedules for the A321neo ("Airbus Agreement").
(c) Expected aircraft deliveries reflect adjustments to contractual delivery schedules as communicated by Boeing and Airbus or estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2023 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

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
On April 14, 2024, the Company entered into confidential arrangements with Boeing with respect to compensation for financial damages incurred in the first quarter of 2024 due to the Federal Aviation Administration grounding of the Boeing 737 MAX 9 aircraft, and a confidential agreement to accommodate certification delays for the Boeing 737 MAX 10 aircraft. The compensation provided by Boeing for the grounding damages and in connection with rescheduling deliveries was in the form of credit memos for use on future purchases from Boeing. The Company is accounting for these arrangements as a reduction to the cost basis of the previously-delivered Boeing 737 MAX 9 aircraft and future deliveries of the Boeing 737 MAX 9 and Boeing 737 MAX 10 aircraft, which will reduce future depreciation expense associated with these aircraft.
The table below summarizes United's firm commitments as of June 30, 2024, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United but reflecting the Airbus Agreement and the April 14, 2024 arrangements between United and Boeing.

(in billions)
Last six months of 2024	$5.6
2025	6.6
2026	5.5
2027	4.7
2028	7.2
After 2028	27.8
$57.4
In the second quarter of 2024, the Company signed letters of intent to enter into future leasing arrangements with major aircraft leasing companies for 40 Airbus A321neo aircraft with expected deliveries in 2026 and 2027. In July 2024, the Company entered into definitive agreements to lease 35 of the 40 Airbus A321neo aircraft, which will commence between 2026 and 2027. As of the filing date of this report, we have leases of approximately $3.7 billion for several mainline aircraft, regional aircraft under CPAs, airport facility and office space leases, none of which had commenced as of such date. These leases will commence between 2024 and 2038 with lease terms of up to 12 years.
Regional CPAs. During the six months ended June 30, 2024, United amended several of its CPAs with certain of its regional carriers to increase the contractually agreed fees (carrier costs) paid to those carriers and to modify the terms for certain aircraft. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier, or deemed to be leased from other regional carriers, and facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. Based on these assumptions as of June 30, 2024, our estimated future payments through the end of the terms of our CPAs are presented in the table below:

(in billions)
Last six months of 2024	$1.3
2025	2.4
2026	2.2
2027	1.7
2028	1.4
After 2028	4.3
$13.3
Guarantees. As of June 30, 2024, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2024 and 2041.
As of June 30, 2024, United is the guarantor of $70 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate ("SOFR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2024, the Company had $10.3 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $7.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor. As of June 30, 2024, the Company had approximately 106,000 employees, of whom approximately 82% were represented by various U.S. labor organizations.
On February 23, 2024, United's International Association of Machinists and Aerospace Workers ("IAM") represented security guards in California and central load planners ratified new collective bargaining agreements. The ratified agreements are effective through 2025.
On February 28, 2024, United and the International Brotherhood of Teamsters (IBT) reached a tentative agreement for an extension to their labor contract, which covers United's technicians and related employees. On April 17, 2024, the United technicians declined the proposed four-year contract extension and will continue to work under their current agreement, which becomes amendable in December 2024.
NOTE 8 — DEBT
On February 15, 2024, the Company entered into an Amended and Restated Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility") increasing the borrowing capacity by $1.115 billion, which may be drawn upon until February 15, 2029, in the case of any Revolving Loans (as defined in the Revolving Credit Facility) made by the Extending Lenders (as defined in the Revolving Credit Facility), and April 21, 2025, in the case of any Revolving Loans made by the 2024 Non-Extending Lenders (as defined in the Revolving Credit Facility). The revolving loan commitments of the Extending Lenders equal $2.7 billion and the revolving loan commitments of the 2024 Non-Extending Lenders equal $165 million. The Revolving Loans, if any, bear interest at a variable rate equal to Term SOFR (as defined in the Revolving Credit Facility), generally subject to a floor, plus a credit adjustment spread described in the Revolving Credit Facility, or, at United's election, another rate based on certain market interest rates, also generally subject to a floor, in each case plus a variable margin ranging from 3.00% to 3.50%, in the case of Term SOFR loans, and 2.00% to 2.50%, in the case of loans at other market rates. On April 16, 2024, the Company increased the revolving loan commitments of the Extending Lenders by $100 million. The revolving loan commitments of the Extending Lenders now equal $2.8 billion and the revolving loan commitments of the 2024 Non-Extending Lenders remain $165 million. As of June 30, 2024, we had $2.965 billion undrawn and available under the Revolving Credit Facility.

On February 22, 2024, the Company also entered into Amendment No. 2 to Term Loan Credit and Guaranty Agreement (as amended, the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Loan Facilities") and (i) used available cash in an amount equal to $1.37 billion to partially prepay the term loans under the 2021 term loans and (ii) borrowed the entire term loan commitment available under the Term Loan Facility in an amount equal to $2.5 billion and used the proceeds of such terms loans (the "Term Loans") to prepay in full the remaining outstanding principal balance under the existing term loan facility. The Term Loans bear interest at a variable rate equal to Term SOFR (subject to a floor of 0.0%); or, at United's election, another rate based on certain market interest rates (subject to a floor of 1.0%), in each case plus a margin of 2.75%, in the case of Term SOFR loans, and 1.75%, in the case of loans at other market rates. The remaining balance of the Term Loans will mature and be due and payable on February 22, 2031.
The table below presents the Company's contractual principal payments (not including $249 million of unamortized debt discount, premiums and debt issuance costs) as of June 30, 2024 under then-outstanding long-term debt agreements (in millions):

Last six months of 2024	$3,349
2025	2,900
2026	4,694
2027	2,225
2028	1,688
After 2028	11,837
$26,693
During the six months ended June 30, 2024, United borrowed $0.9 billion aggregate principal amount from financial institutions to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature between 2034 and 2036 and bear interest at variable rates equal to Term SOFR plus a margin of up to 2.00%.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2024, UAL and United were in compliance with their respective debt covenants.
On July 2, 2024, the Company voluntarily prepaid in full the outstanding principal balance of the term loan facility of the MileagePlus Financing, which was $1.8 billion as of June 30, 2024, in addition to all accrued and unpaid interest and fees under the term loan facility and terminated all commitments thereunder.
NOTE 9 — SPECIAL CHARGES
For the three and six months ended June 30, operating and nonoperating special charges and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating:
(Gains) losses on sale of assets and other special charges	$36	$46	$49	$60
Labor contract ratification bonuses	—	813	—	813
Total operating special charges	36	859	49	873
Nonoperating:
Nonoperating unrealized (gains) losses on investments, net	33	(84)	70	(108)
Nonoperating debt extinguishment and modification fees	—	11	35	11
Total nonoperating special charges and unrealized (gains) losses on investments, net	33	(73)	105	(97)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	69	786	154	776
Income tax benefit, net of valuation allowance	(8)	(194)	(19)	(197)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$61	$592	$135	$579

2024
(Gains) losses on sale of assets and other special charges. During the three and six months ended June 30, 2024, the Company incurred $36 million and $49 million, respectively, of charges primarily consisting of a write down to fair market value for assets held for sale, losses on the disposal of assets, a settlement related to a certain pilot long term disability plan, accelerated depreciation on assets with shortened lives and write-off of certain international slots no longer in use, which were partially offset by a gain from a favorable outcome related to a certain contract dispute as well as gains on sales of assets.
Nonoperating unrealized (gains) losses on investments, net. During the three and six months ended June 30, 2024, the Company recorded losses of $33 million and $70 million, respectively, primarily related to the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During the six months ended June 30, 2024, the Company recorded $35 million of charges primarily related to the refinancing of its 2021 term loans.
2023
(Gains) losses on sale of assets and other special charges. During the three and six months ended June 30, 2023, the Company recorded $46 million and $60 million, respectively, of net charges primarily comprised of reserves for various legal matters, accelerated depreciation related to certain of the Company's assets that were retired early and other gains and losses on the sale of assets.
Labor contract ratification bonuses. During the three and six months ended June 30, 2023, the Company recorded $813 million of expense associated with an Agreement in Principle with its employees represented by the Air Line Pilots Association and ratified contracts with the IAM.
Nonoperating unrealized (gains) losses on investments, net. During the three and six months ended June 30, 2023, the Company recorded gains of $84 million and $108 million, respectively, primarily related to the change in the market value of its investments in equity securities.
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
Our shared purpose is "Connecting People. Uniting the World." We have the most comprehensive route network among North American carriers, including U.S. mainland hubs in Chicago, Denver, Houston, Los Angeles, New York/Newark, San Francisco and Washington, D.C. The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 126 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United's regional carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world's largest airline alliance.
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Economic and Market Factors", "Governmental Actions" and "Forward-Looking Information" and in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"). The results presented in this report are not necessarily indicative of future operating results.
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
Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements or the implementation of new legal requirements and any failure to comply with such legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: increased oversight by the Federal Aviation Administration ("FAA") of the Company’s operations in connection with its evaluation of the Company; the closure of our flying airspace and termination of other operations due to regional conflicts, including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying to Tel Aviv as a result of the Israeli-Hamas military conflict, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); increased FAA oversight of the aircraft production process; and any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through the co-branded credit cards issued by our partner. Changes in existing applicable legal requirements or new applicable legal requirements as well as the related interpretations and enforcement practices regarding them, create uncertainty about how such laws and regulations will be understood and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2024, as compared to the corresponding period in 2023.
Second Quarter 2024 Compared to Second Quarter 2023
The Company recorded net income of $1.3 billion for the second quarter of 2024 as compared to net income of $1.1 billion for the second quarter of 2023. Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change
Operating revenue	$14,986	$14,178	$808	5.7
Operating expense	13,057	12,661	396	3.1
Operating income	1,929	1,517	412	27.2
Nonoperating expense, net	(190)	(130)	60	46.2
Income before income taxes	1,739	1,387	352	25.4
Income tax expense	416	312	104	33.3
Net income	$1,323	$1,075	$248	23.1

Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2024	2023	Increase (Decrease)	% Change
Passengers (thousands) (a)	44,375	41,945	2,430	5.8
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	67,064	63,541	3,523	5.5
Available seat miles ("ASMs" or "capacity") (millions) (c)	79,678	73,538	6,140	8.3
Passenger load factor (d)	84.2%	86.4%	(2.2) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	17.17	17.68	(0.51)	(2.9)
Total revenue per ASM ("TRASM") (cents)	18.81	19.28	(0.47)	(2.4)
Average yield per revenue passenger mile ("Yield") (cents) (e)	20.40	20.46	(0.06)	(0.3)
Cargo revenue ton miles ("CTM") (millions) (f)	890	768	122	15.9
Cost per ASM ("CASM") (cents)	16.39	17.22	(0.83)	(4.8)
Average price per gallon of fuel, including fuel taxes	$2.76	$2.66	$0.10	3.8
Fuel gallons consumed (millions)	1,134	1,062	72	6.8
Employee headcount, as of June 30	106,000	99,800	6,200	6.2
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Passenger	$13,680	$13,002	$678	5.2
Cargo	414	362	52	14.4
Other	892	814	78	9.6
Total operating revenue	$14,986	$14,178	$808	5.7
The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2023:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$256	$87	$271	$64	$678
Passenger revenue	3.3%	2.9%	24.3%	5.5%	5.2%
Average fare per passenger	(1.5)%	5.9%	(2.9)%	(8.3)%	(0.5)%
Yield	(1.2)%	7.6%	(2.5)%	(6.8)%	(0.3)%
PRASM	(1.9)%	2.7%	(9.4)%	(8.6)%	(2.9)%
Passengers	4.9%	(2.8)%	28.0%	15.0%	5.8%
RPMs	4.6%	(4.3)%	27.5%	13.2%	5.5%
ASMs	5.3%	0.2%	37.2%	15.4%	8.3%
Passenger load factor (points)	(0.6)	(3.8)	(5.9)	(1.6)	(2.2)
Passenger revenue increased $0.7 billion, or 5.2%, in the second quarter of 2024 as compared to the year-ago period, primarily due to an 8.3% increase in capacity and a 5.8% increase in passengers.
Cargo revenue increased $52 million, or 14.4%, in the second quarter of 2024 as compared to the year-ago period, primarily due to higher tonnage and partially offset by lower yields.
Other operating revenue increased $78 million, or 9.6%, in the second quarter of 2024 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships, visitor volume and purchases of one-time United Club passes.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change (a)
Salaries and related costs	$4,098	$3,710	$388	10.5
Aircraft fuel	3,133	2,820	313	11.1
Landing fees and other rent	866	765	101	13.2
Aircraft maintenance materials and outside repairs	716	686	30	4.4
Depreciation and amortization	719	669	50	7.5
Regional capacity purchase	612	599	13	2.2
Distribution expenses	626	487	139	28.5
Aircraft rent	40	49	(9)	(18.4)
Special charges	36	859	(823)	NM
Other	2,211	2,017	194	9.6
Total operating expenses	$13,057	$12,661	$396	3.1
(a) NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $388 million, or 10.5%, in the second quarter of 2024 as compared to the year-ago period, primarily due to annual wage rate increases across certain employee groups and a 6.2% increase in headcount largely due to increased flight activity.
Aircraft fuel expense increased by $313 million, or 11.1%, in the second quarter of 2024 as compared to the year-ago period, due to increased consumption from higher flight activity and a higher average price per gallon of fuel. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended June 30 (in millions, except percentage change and per gallon data):

	2024	2023	Increase (Decrease)	% Change
Fuel expense	$3,133	$2,820	$313	11.1%
Fuel consumption (gallons)	1,134	1,062	72	6.8%
Average price per gallon	$2.76	$2.66	$0.10	3.8%
Landing fees and other rent increased $101 million, or 13.2%, in the second quarter of 2024 as compared to the year-ago period, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates and higher landed weight volume due to increased flight activity.
Depreciation expense increased $50 million, or 7.5%, in the second quarter of 2024 as compared to the year-ago period, primarily due to the induction of new aircraft and related spare parts, as well as certain aircraft improvements.
Distribution expenses increased $139 million, or 28.5%, in the second quarter of 2024 as compared to the year-ago period, primarily due to higher credit card fees, agency commissions and global distribution fees driven by the overall increase in passenger revenue and $64 million of commissions that were recorded as contra-revenue in 2023.
Details of the Company's special charges include the following for the three months ended June 30 (in millions):

	2024	2023
(Gains) losses on sale of assets and other special charges	$36	$46
Labor contract ratification bonuses	—	813
Special charges	$36	$859
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.

Other operating expenses increased $194 million, or 9.6%, in the second quarter of 2024 as compared to the year ago period, primarily as a direct result of the increase in flight activity and onboard passengers as well as the impacts of inflationary pressures. Other operating expenses include expenditures related to information technology projects and services, food and beverage offerings, passenger services, personnel-related costs and ground handling.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Interest expense	$(427)	$(493)	$(66)	(13.4)
Interest income	190	216	(26)	(12.0)
Interest capitalized	60	42	18	42.9
Unrealized gains (losses) on investments, net	(33)	84	(117)	NM
Miscellaneous, net	20	21	(1)	(4.8)
Total	$(190)	$(130)	$60	46.2
Interest expense decreased $66 million, or 13.4%, in the second quarter of 2024 as compared to the year-ago period, primarily due to declining debt balances and lower interest rates on refinanced debt.
Interest income decreased $26 million, or 12.0%, in the second quarter of 2024 as compared to the year-ago period, primarily due to lower short-term investments in U.S. government and agency notes, which was partially offset by higher interest rates.
Unrealized losses on investments, net, was $33 million in the second quarter of 2024 as compared to $84 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2024 Compared to First Six Months 2023
The Company recorded net income of $1.2 billion in the first six months of 2024 as compared to net income of $0.9 billion in the first six months of 2023. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change
Operating revenue	$27,525	$25,607	$1,918	7.5
Operating expense	25,497	24,133	1,364	5.7
Operating income	2,028	1,474	554	37.6
Nonoperating expense, net	(453)	(343)	110	32.1
Income before income taxes	1,575	1,131	444	39.3
Income tax expense	376	250	126	50.4
Net income	$1,199	$881	$318	36.1

Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2024	2023	Increase (Decrease)	% Change
Passengers (thousands)	83,700	78,767	4,933	6.3
RPMs (millions)	124,491	116,073	8,418	7.3
ASMs (millions)	151,346	139,258	12,088	8.7
Passenger load factor	82.3%	83.4%	(1.1) pts.	N/A
PRASM (cents)	16.51	16.71	(0.20)	(1.2)
TRASM (cents)	18.19	18.39	(0.20)	(1.1)
Yield (cents)	20.08	20.05	0.03	0.1
CTM (millions)	1,742	1,499	243	16.2
CASM (cents)	16.85	17.33	(0.48)	(2.8)
Average price per gallon of fuel, including fuel taxes	$2.82	$2.98	$(0.16)	(5.4)
Fuel gallons consumed (millions)	2,159	2,014	145	7.2
Employee headcount, as of June 30	106,000	99,800	6,200	6.2
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Passenger revenue	$24,993	$23,276	$1,717	7.4
Cargo	805	760	45	5.9
Other operating revenue	1,727	1,571	156	9.9
Total operating revenue	$27,525	$25,607	$1,918	7.5
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Increase (decrease) from 2023:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$687	$153	$697	$180	$1,717
Passenger revenue	4.8%	3.3%	33.6%	7.6%	7.4%
Average fare per passenger	0.1%	6.2%	(2.8)%	(8.1)%	1.0%
Yield	0.6%	8.1%	(3.1)%	(8.4)%	0.1%
PRASM	1.8%	5.8%	(11.6)%	(10.6)%	(1.2)%
Passengers	4.7%	(2.7)%	37.4%	17.1%	6.3%
RPMs	4.2%	(4.4)%	37.8%	17.3%	7.3%
ASMs	3.0%	(2.3)%	51.0%	20.3%	8.7%
Passenger load factor (points)	1.0	(1.7)	(7.2)	(2.1)	(1.1)
Passenger revenue increased $1.7 billion, or 7.4%, in the first six months of 2024 as compared to the year-ago period, primarily due to an 8.7% increase in capacity as well as a 6.3% increase in passengers.
Cargo revenue increased $45 million, or 5.9%, in the first six months of 2024 as compared to the year-ago period, primarily due to higher tonnage and partially offset by lower yields.
Other operating revenue increased $156 million, or 9.9%, in the first six months of 2024 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships, visitor volume and purchases of one-time United Club passes.

Operating Expenses. The table below includes data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Salaries and related costs	$8,030	$7,032	$998	14.2
Aircraft fuel	6,087	5,994	93	1.6
Landing fees and other rent	1,670	1,482	188	12.7
Aircraft maintenance materials and outside repairs	1,489	1,388	101	7.3
Depreciation and amortization	1,427	1,324	103	7.8
Regional capacity purchase	1,197	1,214	(17)	(1.4)
Distribution expenses	1,106	890	216	24.3
Aircraft rent	83	105	(22)	(21.0)
Special charges	49	873	(824)	NM
Other operating expenses	4,359	3,831	528	13.8
Total operating expenses	$25,497	$24,133	$1,364	5.7
Salaries and related costs increased $1.0 billion, or 14.2%, in the first six months of 2024 as compared to the year-ago period, primarily due to annual wage rate increases across certain employee groups and a 6.2% increase in headcount largely due to increased flight activity.
Aircraft fuel expense increased $93 million, or 1.6%, in the first six months of 2024 as compared to the year-ago period, primarily due to increased consumption from higher flight activity and partially offset by a lower average price per gallon of fuel. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30 (in millions, except percentage change and per gallon data):

	2024	2023	Increase (Decrease)	% Change
Fuel expense	$6,087	$5,994	$93	1.6%
Fuel consumption (gallons)	2,159	2,014	145	7.2%
Average price per gallon	$2.82	$2.98	$(0.16)	(5.4)%
Landing fees and other rent increased $188 million, or 12.7%, in the first six months of 2024 as compared to the year-ago period, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $101 million, or 7.3%, in the first six months of 2024 as compared to the year-ago period, primarily due to increased flight activity and increased volumes of engine overhauls, materials use, and component repair costs.
Depreciation expense increased $103 million, or 7.8%, in the first six months of 2024 as compared to the year-ago period, primarily due the induction of new aircraft and related spare parts, as well as certain aircraft improvements.
Distribution expenses increased $216 million, or 24.3%, in the first six months of 2024 as compared to the year-ago period, primarily due to higher credit card fees driven by an increase in passenger revenue and $120 million of commissions that were recorded as contra-revenue in 2023.
Details of the Company's special charges include the following for the three months ended June 30 (in millions):

	2024	2023
(Gains) losses on sale of assets and other special charges	$49	$60
Labor contract ratification bonuses	—	813
Special charges	$49	$873
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.

Other operating expenses increased $0.5 billion, or 13.8%, in the first six months of 2024 as compared to the year-ago period, primarily as a direct result of the increase in flight activity and onboard passengers, as well as the impacts of inflationary pressures. Other operating expenses include expenditures related to information technology projects and services, food and beverage offerings, passenger services, personnel-related costs and ground handling.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Interest expense	$(881)	$(979)	$(98)	(10.0)
Interest income	367	386	(19)	(4.9)
Interest capitalized	121	80	41	51.3
Unrealized gains (losses) on investments, net	(70)	108	(178)	NM
Miscellaneous, net	10	62	(52)	(83.9)
Total	$(453)	$(343)	$110	32.1
Interest expense decreased $98 million, or 10.0%, in the first six months of 2024 as compared to the year-ago period, primarily due to declining debt balances and lower interest rates on refinanced debt.
Interest capitalized increased $41 million, or 51.3%, in the first six months of 2024 as compared to the year-ago period, primarily due to an increase in accumulated spend on capital projects and an increase in aircraft purchase deposit balances.
Unrealized losses on investments, net, was $70 million in the first six months of 2024 as compared to $108 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net changed by $52 million in the first six months of 2024 as compared to the year-ago period, primarily due to debt extinguishment and modification fees related to the refinancing of the Company's 2021 term loans, higher foreign exchange losses and a decrease in the benefit from the Company's net periodic benefit cost of its pension and postretirement benefit plans.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2024, the Company had $15.2 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $14.4 billion at December 31, 2023. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft) and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to ensure financial risks, liquidity access and cost of capital are efficiently managed.
On April 16, 2024, the Company increased its revolving credit facility (the "Revolving Credit Facility") loan commitments by $100 million for a total amount of $2.965 billion as of June 30, 2024, of which $2.8 billion expires February 15, 2029 and $165 million expires April 21, 2025. The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the Revolving Credit Facility as of June 30, 2024.

We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2024, the Company had approximately $34.3 billion of debt, finance lease, operating lease and other financial liabilities, including $5.5 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2024, UAL and United were in compliance with their respective debt covenants. As of June 30, 2024, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
On July 2, 2024, the Company voluntarily prepaid in full the outstanding principal balance of the term loan facility of our MileagePlus term loan, which was $1.8 billion as of June 30, 2024, in addition to all accrued and unpaid interest and fees under the term loan facility and terminated all commitments thereunder.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information on commitments.
As of June 30, 2024, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries (b)			Expected Aircraft Deliveries (c)
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2024	2025	After 2025	Last Six Months of 2024	2025	After 2025
787	150	8	18	124	4	11	135
737 MAX 8	33	33	—	—	16	17	—
737 MAX 9	143	33	40	70	9	44	90
737 MAX 10	167	—	—	167	—	—	167
A321neo	118	18	22	78	18	22	78
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Contractual aircraft deliveries reflect an agreement United entered into with Airbus on July 16, 2024 to adjust delivery schedules for the A321neo ("Airbus Agreement").
(c) Expected aircraft deliveries reflect adjustments to contractual delivery schedules as communicated by Boeing and Airbus or estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2023 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

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
On April 14, 2024, the Company entered into confidential arrangements with Boeing with respect to compensation for financial damages incurred in the first quarter of 2024 due to the FAA grounding of the Boeing 737 MAX 9 aircraft, and a confidential agreement to accommodate certification delays for the Boeing 737 MAX 10 aircraft. The compensation provided by Boeing for the grounding damages and in connection with rescheduling deliveries was in the form of credit memos for use on future purchases from Boeing. The Company is accounting for these arrangements as a reduction to the cost basis of the previously-delivered Boeing 737 MAX 9 aircraft and future deliveries of the Boeing 737 MAX 9 and Boeing 737 MAX 10 aircraft, which will reduce future depreciation expense associated with these aircraft.
The table below summarizes United's firm commitments as of June 30, 2024, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries without any adjustments communicated by Boeing and Airbus or estimated by United but reflecting the Airbus Agreement and the April 14, 2024 arrangements between United and Boeing.

(in billions)
Last six months of 2024	$5.6
2025	6.6
2026	5.5
2027	4.7
2028	7.2
After 2028	27.8
$57.4
In the second quarter of 2024, the Company signed letters of intent to enter into future leasing arrangements with major aircraft leasing companies for 40 Airbus A321neo aircraft with expected deliveries in 2026 and 2027. In July 2024, the Company entered into definitive agreements to lease 35 of the 40 Airbus A321neo aircraft, which will commence between 2026 and 2027. As of the filing date of this report, we have leases of approximately $3.7 billion for several mainline aircraft, regional aircraft under CPAs, airport facility and office space leases, none of which had commenced as of such date. These leases will commence between 2024 and 2038 with lease terms of up to 12 years.
Sources and Uses of Cash
The following table summarizes our cash flows for the six months ended June 30 (in millions):

	2024	2023	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$5,723	$6,941	$(1,218)
Investing activities	1,575	(3,427)	(5,002)
Financing activities	(2,518)	(1,054)	1,464
Net increase in cash, cash equivalents and restricted cash	$4,780	$2,460	$2,320
Operating Activities. Cash flows provided by operations decreased $1.2 billion in the first six months of 2024 as compared to the year-ago period, primarily due to changes in various working capital items, including higher payments for employee wages and incentives in 2024 as compared to 2023.
Investing Activities. Cash flows used in investing activities decreased $5.0 billion in the first six months of 2024 as compared to the year-ago period, primarily due to a decrease in the purchase of short-term and other investments.
Financing Activities. Significant financing events in the six months ended June 30, 2024 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the six months ended June 30, 2024, the Company made payments for debt, finance leases, and other financing liabilities of $6.2 billion, including the $3.9 billion prepayment of its 2021 term loan.
Debt and Other Financing Liabilities Issuances. The Company borrowed the entire term loan commitment available under the new term loan facility in an amount equal to $2.5 billion. Also, the Company borrowed $895 million for aircraft financings.
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
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet plan strategy, product development, ESG-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," "on track" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying to Tel Aviv as a result of the Israeli-Hamas military conflict, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, and any failure to achieve or demonstrate progress towards our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the 2023 Form 10-K, and under "Economic and Market Factors" and "Governmental Actions" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2024, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2024
During the three months ended June 30, 2024, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2023 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A. Risk Factors of the 2023 Form 10-K for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

4.1	UAL
Amendment No. 3 to Tax Benefits Preservation Plan, dated as of April 22, 2024, by and between the Company and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.4 to UAL's Form 8-A/A filed on April 23, 2024 and incorporated herein by reference)

†10.1	UAL
Second Amendment to the United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan. (filed as Exhibit 10.1 to UAL's Form 8-K filed on May 29, 2024 and incorporated herein by reference)

^10.2	UAL United	Letter Agreement No. 2401454, dated as of April 14, 2024, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03776 and 04761)

^10.3	UAL United	Letter Agreement No. 2401633, dated as of April 14, 2024, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03776 and 04761)

10.4	UAL United
Increase Joinder to the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of April 16, 2024, among United Airlines, Inc., United Airlines Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral trustee

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	July 18, 2024	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 18, 2024	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)