Form 10-Q
period 2024-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2024-10-16
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 10, 2024 is shown below:

United Airlines Holdings, Inc.	328,875,900	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenue:
Passenger	$13,561	$13,349	$38,554	$36,625
Cargo	417	333	1,222	1,093
Other	865	802	2,592	2,373
Total operating revenue	14,843	14,484	42,368	40,091

Operating expense:
Salaries and related costs	4,323	3,914	12,353	10,946
Aircraft fuel	2,993	3,342	9,080	9,336
Landing fees and other rent	866	801	2,536	2,283
Aircraft maintenance materials and outside repairs	765	684	2,254	2,072
Depreciation and amortization	742	663	2,169	1,987
Regional capacity purchase	651	592	1,848	1,806
Distribution expenses	574	516	1,680	1,406
Aircraft rent	65	46	148	151
Special charges	(5)	29	44	902
Other	2,304	2,158	6,663	5,989
Total operating expense	13,278	12,745	38,775	36,878
Operating income	1,565	1,739	3,593	3,213

Nonoperating income (expense):
Interest expense	(379)	(493)	(1,260)	(1,472)
Interest income	187	234	554	620
Interest capitalized	53	48	174	128
Unrealized gains (losses) on investments, net	(90)	(54)	(160)	54
Miscellaneous, net	(50)	11	(40)	73
Total nonoperating expense, net	(279)	(254)	(732)	(597)
Income before income tax expense	1,286	1,485	2,861	2,616
Income tax expense	321	348	697	598
Net income	$965	$1,137	$2,164	$2,018

Earnings per share, basic	$2.93	$3.47	$6.58	$6.16
Earnings per share, diluted	$2.90	$3.42	$6.49	$6.08

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$965	$1,137	$2,164	$2,018

Other comprehensive income (loss), net of tax:
Employee benefit plans	(24)	(20)	(58)	(89)
Investments and other	12	8	11	5
Total other comprehensive loss, net of tax	(12)	(12)	(47)	(84)

Total comprehensive income, net	$953	$1,125	$2,117	$1,934

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS(UNAUDITED)
(In millions, except shares)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,812	$6,058
Short-term investments	5,352	8,330
Restricted cash	36	31
Receivables, less allowance for credit losses (2024 — $21; 2023 — $18)	2,042	1,898
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2024 — $788; 2023 — $689)	1,639	1,561
Prepaid expenses and other	690	609
Total current assets	18,571	18,487
Operating property and equipment:
Flight equipment	50,933	48,448
Other property and equipment	11,865	10,527
Purchase deposits for flight equipment	3,414	3,550
Total operating property and equipment	66,212	62,525
Less — Accumulated depreciation and amortization	(24,532)	(22,710)
Total operating property and equipment, net	41,680	39,815

Operating lease right-of-use assets	3,782	3,914

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2024 — $1,355; 2023 — $1,495)	2,691	2,725
Restricted cash	180	245
Investments in affiliates and other, less allowance for credit losses (2024 — $32; 2023 — $38)	1,209	1,391
Total other assets	8,607	8,888
Total assets	$72,640	$71,104
(continued on next page)

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,008	$3,835
Accrued salaries and benefits	2,802	2,940
Advance ticket sales	8,477	6,704
Frequent flyer deferred revenue	3,314	3,095
Current maturities of long-term debt	3,279	4,018
Current maturities of operating leases	491	576
Current maturities of finance leases	87	172
Current maturities of other financial liabilities	69	57
Other	838	806
Total current liabilities	23,365	22,203

Long-term debt	22,207	25,057
Long-term obligations under operating leases	4,432	4,503
Long-term obligations under finance leases	89	91

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,057	4,048
Pension liability	1,030	968
Postretirement benefit liability	594	637
Deferred income taxes	1,224	594
Other financial liabilities	2,705	2,265
Other	1,500	1,414
Total other liabilities and deferred credits	11,110	9,926
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 328,846,178 and 328,018,739 shares at September 30, 2024 and December 31, 2023, respectively	4	4
Additional capital invested	8,945	8,992
Stock held in treasury, at cost	(3,299)	(3,441)
Retained earnings	5,896	3,831
Accumulated other comprehensive loss	(109)	(62)
Total stockholders' equity	11,437	9,324
Total liabilities and stockholders' equity	$72,640	$71,104

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$7,221	$7,821

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,940)	(5,105)
Purchases of short-term and other investments	(4,057)	(8,875)
Proceeds from sale of short-term and other investments	7,206	8,614
Proceeds from sale of property and equipment	66	20
Other, net	(211)	(17)
Net cash used in investing activities	(936)	(5,363)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	5,302	1,685
Payments of long-term debt, finance leases and other financing liabilities	(8,792)	(3,423)
Repurchase of common stock	(82)	—
Other, net	(19)	(31)
Net cash used in financing activities	(3,591)	(1,769)
Net increase in cash, cash equivalents and restricted cash	2,694	689
Cash, cash equivalents and restricted cash at beginning of the period	6,334	7,421
Cash, cash equivalents and restricted cash at end of the period (a)	$9,028	$8,110

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$(159)	$677
Right-of-use assets acquired through operating leases	376	470
Lease modifications and lease conversions	117	438
Investment interests received in exchange for loans, goods and services	18	25

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$8,812	$7,478
Restricted cash — Current	36	392
Restricted cash — Non-Current	180	240
Total cash, cash equivalents and restricted cash	$9,028	$8,110

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2024	328.8	$4	$9,001	$(3,368)	$4,986	$(97)	$10,526
Net income	—	—	—	—	965	—	965
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Stock-settled share-based compensation	—	—	41	—	—	—	41
Repurchases of common stock	(2.0)	—	—	(82)	—	—	(82)
Share issued for settlement of warrants	2.0	—	(96)	150	(54)	—	—
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	1	(1)	—	(1)
Balance at September 30, 2024	328.8	$4	$8,945	$(3,299)	$5,896	$(109)	$11,437

Balance at December 31, 2023	328.0	$4	$8,992	$(3,441)	$3,831	$(62)	$9,324
Net income	—	—	—	—	2,164	—	2,164
Other comprehensive loss	—	—	—	—	—	(47)	(47)
Stock-settled share-based compensation	—	—	97	—	—	—	97
Repurchases of common stock	(2.0)	—	—	(82)	—	—	(82)
Share issued for settlement of warrants	2.0	—	(96)	150	(54)	—	—
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(48)	74	(45)	—	(19)
Balance at September 30, 2024	328.8	$4	$8,945	$(3,299)	$5,896	$(109)	$11,437

Balance at June 30, 2023	328.0	$4	$8,945	$(3,442)	$2,095	$103	$7,705
Net income	—	—	—	—	1,137	—	1,137
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Stock-settled share-based compensation	—	—	23	—	—	—	23
Balance at September 30, 2023	328.0	$4	$8,968	$(3,442)	$3,232	$91	$8,853

Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896
Net income	—	—	—	—	2,018	—	2,018
Other comprehensive loss	—	—	—	—	—	(84)	(84)
Stock-settled share-based compensation	—	—	55	—	—	—	55
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(73)	92	(51)	—	(32)
Balance at September 30, 2023	328.0	$4	$8,968	$(3,442)	$3,232	$91	$8,853

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenue:
Passenger	$13,561	$13,349	$38,554	$36,625
Cargo	417	333	1,222	1,093
Other	865	802	2,592	2,373
Total operating revenue	14,843	14,484	42,368	40,091

Operating expense:
Salaries and related costs	4,323	3,914	12,353	10,946
Aircraft fuel	2,993	3,342	9,080	9,336
Landing fees and other rent	866	801	2,536	2,283
Aircraft maintenance materials and outside repairs	765	684	2,254	2,072
Depreciation and amortization	742	663	2,169	1,987
Regional capacity purchase	651	592	1,848	1,806
Distribution expenses	574	516	1,680	1,406
Aircraft rent	65	46	148	151
Special charges	(5)	29	44	902
Other	2,304	2,158	6,662	5,988
Total operating expense	13,278	12,745	38,774	36,877
Operating income	1,565	1,739	3,594	3,214

Nonoperating income (expense):
Interest expense	(379)	(493)	(1,260)	(1,472)
Interest income	187	234	554	620
Interest capitalized	53	48	174	128
Unrealized gains (losses) on investments, net	(90)	(54)	(160)	54
Miscellaneous, net	(50)	12	(40)	74
Total nonoperating expense, net	(279)	(253)	(732)	(596)
Income before income tax expense	1,286	1,486	2,862	2,618
Income tax expense	321	348	697	599
Net income	$965	$1,138	$2,165	$2,019
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$965	$1,138	$2,165	$2,019

Other comprehensive income (loss), net of tax:
Employee benefit plans	(24)	(20)	(58)	(89)
Investments and other	12	8	11	5
Total other comprehensive loss, net of tax	(12)	(12)	(47)	(84)

Total comprehensive income, net	$953	$1,126	$2,118	$1,935
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,812	$6,058
Short-term investments	5,352	8,330
Restricted cash	36	31
Receivables, less allowance for credit losses (2024 — $21; 2023 — $18)	2,042	1,898
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2024 — $788; 2023 — $689)	1,639	1,561
Prepaid expenses and other	690	609
Total current assets	18,571	18,487
Operating property and equipment:
Flight equipment	50,933	48,448
Other property and equipment	11,865	10,527
Purchase deposits for flight equipment	3,414	3,550
Total operating property and equipment	66,212	62,525
Less — Accumulated depreciation and amortization	(24,532)	(22,710)
Total operating property and equipment, net	41,680	39,815

Operating lease right-of-use assets	3,782	3,914

Other assets:
Goodwill	4,527	4,527
Intangibles, less accumulated amortization (2024 — $1,355; 2023 — $1,495)	2,691	2,725
Restricted cash	180	245
Investments in affiliates and other, less allowance for credit losses (2024 — $32; 2023 —$38)	1,209	1,391
Total other assets	8,607	8,888
Total assets	$72,640	$71,104

(continued on next page)

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$4,008	$3,835
Accrued salaries and benefits	2,802	2,940
Advance ticket sales	8,477	6,704
Frequent flyer deferred revenue	3,314	3,095
Current maturities of long-term debt	3,279	4,018
Current maturities of operating leases	491	576
Current maturities of finance leases	87	172
Current maturities of other financial liabilities	69	57
Other	839	808
Total current liabilities	23,366	22,205

Long-term debt	22,207	25,057
Long-term obligations under operating leases	4,432	4,503
Long-term obligations under finance leases	89	91

Other liabilities and deferred credits:
Frequent flyer deferred revenue	4,057	4,048
Pension liability	1,030	968
Postretirement benefit liability	594	637
Deferred income taxes	1,254	622
Other financial liabilities	2,705	2,265
Other	1,500	1,414
Total other liabilities and deferred credits	11,140	9,954
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2024 and December 31, 2023	—	—
Additional capital invested	579	482
Retained earnings	8,501	6,336
Accumulated other comprehensive loss	(109)	(62)
Payable to parent	2,435	2,538
Total stockholder's equity	11,406	9,294
Total liabilities and stockholder's equity	$72,640	$71,104

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net cash provided by operating activities	$7,120	$7,790

Cash Flows from Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,940)	(5,105)
Purchases of short-term and other investments	(4,057)	(8,875)
Proceeds from sale of short-term and other investments	7,206	8,614
Proceeds from sale of property and equipment	66	20
Other, net	(211)	(17)
Net cash used in investing activities	(936)	(5,363)

Cash Flows from Financing Activities:
Proceeds from issuance of debt and other financing liabilities, net of discounts and fees	5,302	1,685
Payments of long-term debt, finance leases and other financing liabilities	(8,792)	(3,423)
Net cash used in financing activities	(3,490)	(1,738)
Net increase in cash, cash equivalents and restricted cash	2,694	689
Cash, cash equivalents and restricted cash at beginning of the period	6,334	7,421
Cash, cash equivalents and restricted cash at end of the period (a)	$9,028	$8,110

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$(159)	$677
Right-of-use assets acquired through operating leases	376	470
Lease modifications and lease conversions	117	438
Investment interests received in exchange for loans, goods and services	18	25

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Cash and cash equivalents	$8,812	$7,478
Restricted cash — Current	36	392
Restricted cash — Non-Current	180	240
Total cash, cash equivalents and restricted cash	$9,028	$8,110

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Payable to Parent	Total
Balance at June 30, 2024	$538	$7,536	$(97)	$2,518	$10,495
Net income	—	965	—	—	965
Other comprehensive loss	—	—	(12)	—	(12)
Stock-settled share-based compensation	41	—	—	—	41
Impact of UAL share repurchase	—	—	—	(82)	(82)
Other	—	—	—	(1)	(1)
Balance at September 30, 2024	$579	$8,501	$(109)	$2,435	$11,406

Balance at December 31, 2023	$482	$6,336	$(62)	$2,538	$9,294
Net income	—	2,165	—	—	2,165
Other comprehensive loss	—	—	(47)	—	(47)
Stock-settled share-based compensation	97	—	—	—	97
Impact of UAL share repurchase	—	—	—	(82)	(82)
Other	—	—	—	(21)	(21)
Balance at September 30, 2024	$579	$8,501	$(109)	$2,435	$11,406

Balance at June 30, 2023	$435	$4,597	$103	$2,539	$7,674
Net income	—	1,138	—	—	1,138
Other comprehensive loss	—	—	(12)	—	(12)
Stock-settled share-based compensation	23	—	—	—	23
Balance at September 30, 2023	$458	$5,735	$91	$2,539	$8,823

Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865
Net income	—	2,019	—	—	2,019
Other comprehensive loss	—	—	(84)	—	(84)
Stock-settled share-based compensation	55	—	—	—	55
Other	—	—	—	(32)	(32)
Balance at September 30, 2023	$458	$5,735	$91	$2,539	$8,823

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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"). The Company's quarterly financial data is subject to seasonal fluctuations. Historically its second and third quarter financial results have reflected higher travel demand than its first and fourth quarter financial results.
NOTE 1 — REVENUE
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic (U.S. and Canada)	$8,648	$8,379	$25,082	$23,963
Atlantic	3,432	3,543	8,542	8,604
Latin America	1,232	1,184	4,023	3,773
Pacific	1,531	1,378	4,721	3,751
Total	$14,843	$14,484	$42,368	$40,091
Advance Ticket Sales. The Company defers amounts related to future travel in its Advance ticket sales liability account. All tickets sold at any given point in time have travel dates through the subsequent 12 months. The Company estimates the value of Advance ticket sales that will expire unused ("breakage") and recognizes revenue and any changes in estimates in proportion to the usage of the related tickets. To determine breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns.
In the nine months ended September 30, 2024 and 2023, the Company recognized approximately $5.2 billion and $5.3 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary Fees. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passenger travel. This includes fees for baggage, premium seats, inflight amenities and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $1.1 billion and $3.3 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2024, respectively. The Company recorded $1.1 billion and $3.0 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2023, respectively.

Frequent Flyer Accounting. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Frequent flyer deferred revenue - beginning balance	$7,353	$7,024	$7,143	$6,675
Total miles awarded	884	816	2,643	2,465
Travel miles redeemed	(842)	(740)	(2,325)	(1,983)
Non-travel miles redeemed	(24)	(24)	(90)	(81)
Total Frequent flyer deferred revenue - ending balance	$7,371	$7,076	$7,371	$7,076
In the three and nine months ended September 30, 2024, the Company recognized, in Other operating revenue, $0.7 billion and $2.2 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The Company recognized $0.7 billion and $2.0 billion, respectively, in the three and nine months ended September 30, 2023, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to the Frequent flyer deferred revenue. We determine the current portion of that account based on our estimate of expected redemptions in the next 12 months.
NOTE 2 — EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings available to common stockholders	$965	$1,137	$2,164	$2,018

Basic weighted-average shares outstanding	329.0	328.0	328.7	327.8
Dilutive effect of stock Warrants (a)	0.9	2.7	1.8	2.5
Dilutive effect of employee stock awards	2.8	1.7	2.8	1.5
Diluted weighted-average shares outstanding	332.7	332.4	333.3	331.8

Earnings per share, basic	$2.93	$3.47	$6.58	$6.16
Earnings per share, diluted	$2.90	$3.42	$6.49	$6.08

Potentially dilutive securities (b)
Stock Warrants (a)	1.5	1.5	1.5	1.5
Employee stock awards	0.7	0.6	0.5	0.6
(a) See discussion below for more information about these Warrants.
(b) Weighted-average potentially dilutive securities outstanding are excluded from the computation of diluted earnings per share because the securities would have an antidilutive effect.
In 2020 and 2021, the Company issued to the United States Department of the Treasury (the "U.S. Treasury") warrants (the "Warrants") to purchase 9,928,349 shares of UAL common stock in connection with the Payroll Support Program established under Division A, Title IV, Subtitle B of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Payroll Support Program Extension established under Division N, Title IV, Subtitle A of the Consolidated Appropriations Act, 2021 ("PSP2"), the Payroll Support Program 3 established under Title VII, Subtitle C of the American Rescue Plan Act of 2021 ("PSP3"), and the Airline Loan Program established under Division A, Title IV, Subtitle A of the CARES Act. In August 2024, the holder of the Warrants exercised 6,414,635, or 65%, of the Warrants, with an exercise price of $31.50, in a net share settlement for 2,043,906 shares of UAL common stock. As of September 30, 2024, the Company had the below Warrants outstanding:

Warrant Description	Number of Shares of UAL Common Stock	Exercise Price	Expiration Dates
PSP2 Warrants	2,011,924	$43.26	1/15/2026	—	4/29/2026
PSP3 Warrants	1,501,790	53.92	4/29/2026	—	6/10/2026
Total	3,513,714

In August 2024, the Company repurchased, through open market repurchases following the exercise of the Warrants described above, 2,043,906 shares of UAL common stock, which was recorded as an approximately $82 million increase to Stock held in treasury, at cost. These share repurchases were executed outside a publicly announced plan or program using cash resources.
On October 15, 2024, the Company announced that its Board of Directors ("Board") authorized a new share repurchase program, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and Warrants, subject to a limit of $500 million in the aggregate through 2024. Unless suspended or terminated earlier by the Board, this program has no set expiration date and will therefore terminate when the Company has completed all purchases authorized under the program. The specific timing and number of shares of UAL common stock or Warrants purchased will be determined by the Company's management at its discretion and will vary based on the capital needs of the business, the market price of UAL common stock, general market conditions, securities law limitations and other factors. The purchases may be effected through a combination of one or more open market and privately negotiated transactions (including under trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as well as transactions structured through investment banking institutions and other derivative transactions (including through one or more accelerated share repurchase programs).

NOTE 3 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at June 30, 2024	$245		$(5)	$(337)	$(97)
Changes in value	(5)		15	(2)	8
Amounts reclassified to earnings	(25)	(b)	—	5	(20)
Balance at September 30, 2024	$215		$10	$(334)	$(109)

Balance at December 31, 2023	$289		$(4)	$(347)	$(62)
Changes in value	1		14	(3)	12
Amounts reclassified to earnings	(75)	(b)	—	16	(59)
Balance at September 30, 2024	$215		$10	$(334)	$(109)

Balance at June 30, 2023	$539		$(39)	$(397)	$103
Changes in value	7		10	(3)	14
Amounts reclassified to earnings	(33)	(b)	—	7	(26)
Balance at September 30, 2023	$513		$(29)	$(393)	$91

Balance at December 31, 2022	$626		$(35)	$(416)	$175
Changes in value	(10)		6	1	(3)
Amounts reclassified to earnings	(103)	(b)	—	22	(81)
Balance at September 30, 2023	$513		$(29)	$(393)	$91

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

NOTE 4 — INCOME TAXES
The Company's effective tax rates for the three and nine months ended September 30, 2024 were 25.0% and 24.4%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2023 were 23.4% and 22.9%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items.
NOTE 5 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Other Postretirement Benefit Plans. The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2024	2023	2024	2023
Service cost	$33	$31	$1	$1	Salaries and related costs
Interest cost	57	53	9	10	Miscellaneous, net
Expected return on plan assets	(69)	(62)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	4	2	(7)	(9)	Miscellaneous, net
Amortization of prior service (credit) cost	—	1	(23)	(28)	Miscellaneous, net
Other	1	1	—	—	Miscellaneous, net
Total	$26	$26	$(20)	$(26)

The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2024	2023	2024	2023
Service cost	$101	$93	$4	$3	Salaries and related costs
Interest cost	172	163	28	31	Miscellaneous, net
Expected return on plan assets	(207)	(188)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	14	6	(20)	(28)	Miscellaneous, net
Amortization of prior service (credit) cost	—	1	(70)	(84)	Miscellaneous, net
Other	1	2	—	—	Miscellaneous, net
Total	$81	$77	$(59)	$(79)
NOTE 6 — FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL's financial statements (in millions):

	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,812	$8,812	$—	$—	$6,058	$6,058	$—	$—
Restricted cash — current	36	36	—	—	31	31	—	—
Restricted cash — non-current	180	180	—	—	245	245	—	—
Short-term investments:
U.S. government and agency notes	2,827	—	2,827	—	8,257	—	8,257	—
Certificates of deposit placed through an account registry service (CDARS)	73	—	73	—	73	—	73	—
Corporate Debt	2,402	—	2,402	—	—	—	—	—
Other fixed-income securities	50	—	50	—	—	—	—	—
Long-term investments:
Equity securities	67	67	—	—	177	177	—	—
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
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	September 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$25,486	$25,306	$—	$18,604	$6,702	$29,075	$28,302	$—	$22,543	$5,759
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of September 30, 2024, United holds investments, accounted for using the equity method, with a combined carrying value of approximately $235 million. Significant equity method investments are described below:
•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Airways Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 65 regional aircraft under capacity purchase agreements ("CPAs") with United that have terms through 2036.
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 55 regional aircraft under a CPA with United that has a term through 2026.
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
Other Investments. As of September 30, 2024, United has equity investments in Abra Group Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX, as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2024, the carrying value of these investments was $344 million.
Notes Receivable. As of September 30, 2024, the Company has $85 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, less allowance for credit losses. The long-term portion of the notes receivable is recorded in Investments in affiliates and other, less allowance for credit losses on the Company's consolidated balance sheet.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Commitments. As of September 30, 2024, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2024	2025	After 2025	Last Three Months of 2024	2025	After 2025
787	150	8	18	124	3	11	136
737 MAX 8	18	18	—	—	2	16	—
737 MAX 9	141	31	40	70	3	28	110
737 MAX 10	167	—	—	167	—	—	167
A321neo	115	14	23	78	14	23	78
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments to contractual delivery schedules as communicated by Boeing and Airbus, as otherwise agreed between the relevant parties, or as estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2023 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify (or further modify) the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
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
The table below summarizes United's firm commitments as of September 30, 2024, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries.

(in billions)
Last three months of 2024	$4.1
2025	7.2
2026	5.6
2027	4.8
2028	7.3
After 2028	27.8
$56.8
In the third quarter of 2024, the Company entered into definitive agreements with major aircraft leasing companies to lease 40 Airbus A321neo aircraft with expected deliveries in 2026 and 2027. As of September 30, 2024, we had entered into leases with rental obligations of approximately $4.0 billion for several mainline aircraft, regional aircraft under CPAs, airport facilities and office space, none of which had commenced as of such date. These leases will commence between 2024 and 2027 with lease terms of up to 12 years.
Regional CPAs. During the nine months ended September 30, 2024, United amended several of its CPAs with certain of its regional carriers to increase the contractually agreed fees (carrier costs) paid to those carriers, modify the terms for certain aircraft, and modify service entry dates for certain previously grounded aircraft. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier, or deemed to be leased from other regional carriers, and facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. Based on these assumptions as of September 30, 2024, our estimated future payments through the end of the terms of our CPAs are presented in the table below:

(in billions)
Last three months of 2024	$0.7
2025	2.7
2026	2.5
2027	1.9
2028	1.6
After 2028	4.7
$14.1
Guarantees. As of September 30, 2024, United is the guarantor of approximately $1.8 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases recognized on the Company's consolidated balance sheet with the associated expense recorded on a straight-line basis over the expected lease term. All of these bonds are due between 2027 and 2041.
As of September 30, 2024, United is the guarantor of $66 million of aircraft mortgage debt issued by one of United's regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described below for the Company's debt, and the Company would potentially be responsible for those costs under the guarantees.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate ("SOFR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2024, the Company had $8.5 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $5.4 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor. As of September 30, 2024, the Company had approximately 106,500 employees, of whom approximately 82% were represented by various U.S. labor organizations.
On February 23, 2024, United's International Association of Machinists and Aerospace Workers ("IAM"), which represents security guards in California and central load planners, ratified new collective bargaining agreements. The ratified agreements are effective through 2025.
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
NOTE 8 — DEBT
On February 15, 2024, the Company entered into an Amended and Restated Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility"), increasing the borrowing capacity by $1.115 billion, which may be drawn upon until February 15, 2029, in the case of any Revolving Loans (as defined in the Revolving Credit Facility) made by the Extending Lenders (as defined in the Revolving Credit Facility), and April 21, 2025, in the case of any Revolving Loans made by the 2024 Non-Extending Lenders (as defined in the Revolving Credit Facility). On April 16, 2024, the Company further increased the revolving loan commitments of the Extending Lenders by $100 million. Following such increase, the revolving loan commitments of the Extending Lenders equal $2.8 billion and the revolving loan commitments of the 2024 Non-Extending Lenders equal $165 million. As of September 30, 2024, we had $2.965 billion undrawn and available under the Revolving Credit Facility. The Revolving Loans, if any, bear interest at a variable rate equal to Term SOFR (as defined in the Revolving Credit Facility), generally subject to a floor, plus a credit adjustment spread described in the Revolving Credit Facility, or, at United's election, another rate based on certain market interest rates, also generally subject to a floor, in each case plus a variable margin ranging from 3.00% to 3.50%, in the case of Term SOFR loans, and 2.00% to 2.50%, in the case of loans at other market rates.
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
On July 2, 2024, the Company voluntarily prepaid in full the outstanding principal balance of the term loan facility of the MileagePlus Financing, which was $1.8 billion, in addition to all accrued and unpaid interest and fees under the term loan facility and terminated all commitments thereunder.
Equipment Notes. On August 5, 2024, the Company and Wilmington Trust, National Association, as subordination agent and pass through trustee (the "Trustee") under certain pass through trusts newly formed by the Company, entered into the Note Purchase Agreement (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by the Company of equipment notes (the "Equipment Notes") in the aggregate principal amount of approximately $1.4 billion secured by 48 Boeing aircraft delivered new from the manufacturer from October 2010 to December 2023 (collectively, the "Aircraft"). Pursuant to the Note Purchase Agreement, on August 5, 2024, the Trustee purchased Equipment Notes issued under a trust indenture and mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each Aircraft entered into by the Company and Wilmington Trust, National Association, as mortgagee. Each Indenture provides for the issuance of Equipment Notes in two series: Series AA, bearing interest at the rate of 5.450% per annum, and Series A, bearing interest at the rate of 5.875% per annum, in aggregate principal amounts equal to $969 million and $385 million, respectively. The Equipment Notes were purchased by the Trustee, using the proceeds from the sale of Pass Through Certificates, Series 2024-1AA, and Pass Through Certificates, Series 2024-1A, issued by two pass through trusts newly-formed by the Company. The interest on the Equipment Notes is payable semi-annually on each February 15 and August 15, beginning on February 15, 2025. The principal payments on the Equipment Notes are scheduled on February 15 and August 15 of each year, beginning on February 15, 2025 for certain Equipment Notes and August 15, 2025 for the remaining Equipment Notes. The final payments on the Equipment Notes will be due on or prior to February 15, 2037.
The table below presents the Company's contractual principal payments (not including $212 million of unamortized debt discount, premiums and debt issuance costs) as of September 30, 2024 under then-outstanding long-term debt agreements (in millions):

Last three months of 2024	$900
2025	2,952
2026	4,770
2027	2,301
2028	1,764
After 2028	13,011
$25,698
During the nine months ended September 30, 2024, United borrowed $995 million aggregate principal amount from financial institutions to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature between 2034 and 2036 and bear interest at variable rates equal to Term SOFR plus a margin of up to 2.00%.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2024, UAL and United were in compliance with their respective debt covenants.

NOTE 9 — SPECIAL CHARGES
For the three and nine months ended September 30, operating and nonoperating special charges and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating:
(Gains) losses on sale of assets and other special charges	$(5)	$28	$44	$88
Labor contract ratification bonuses	—	1	—	814
Total operating special charges	(5)	29	44	902
Nonoperating:
Nonoperating unrealized (gains) losses on investments, net	90	54	160	(54)
Nonoperating debt extinguishment and modification fees	75	—	110	11
Total nonoperating special charges and unrealized (gains) losses on investments, net	165	54	270	(43)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	160	83	314	859
Income tax benefit, net of valuation allowance	(15)	(7)	(34)	(204)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$145	$76	$280	$655
2024
(Gains) losses on sale of assets and other special charges. During the three and nine months ended September 30, 2024, the Company recorded $5 million of gains and $44 million of charges, respectively. The charges included a write down to fair market value for assets held for sale, losses on the disposal of assets, a settlement related to a certain pilot long term disability plan, accelerated depreciation on assets with shortened lives and write-off of certain international slots no longer in use, which were partially offset by a gain from a favorable outcome related to a certain contract dispute as well as gains on sales of assets.
Nonoperating unrealized (gains) losses on investments, net. During the three and nine months ended September 30, 2024, the Company recorded losses of $90 million and $160 million, respectively, primarily related to the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During the three and nine months ended September 30, 2024, the Company recorded $75 million of charges related to the prepayment in full of the outstanding principal balance of the term loan facility of the MileagePlus Financing in July 2024. During the nine months ended September 30, 2024, the Company also recorded charges of $35 million relating to the refinancing of its 2021 term loans in February 2024.
2023
(Gains) losses on sale of assets and other special charges. During the three and nine months ended September 30, 2023, the Company recorded $28 million and $88 million, respectively, of net charges primarily comprised of reserves for various legal matters, accelerated depreciation related to certain of the Company's assets that were retired early, an impairment of flight training equipment that was sold and other gains and losses on the sale of assets.
Labor contract ratification bonuses. During the nine months ended September 30, 2023, the Company recorded $814 million of expense related to agreements with its employees represented by the Air Line Pilots Association and IAM and other work groups.
Nonoperating unrealized (gains) losses on investments, net. During the three and nine months ended September 30, 2023, the Company recorded losses of $54 million and gains of $54 million, respectively, primarily related to the change in the market value of its investments in equity securities.
Nonoperating debt extinguishment and modification fees. During the nine months ended September 30, 2023, the Company recorded $11 million of charges primarily related to the prepayment of $1.0 billion of the outstanding principal amount under a 2021 term loan facility.

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
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution risks associated with our United Next plan, especially relating to the growth in the scale of our operations as a result of the plan; the impact on the Company of significant operational challenges by third parties on which we rely; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; aircraft delivery delays; increasing maintenance expenses; changes in interest rates; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of the 2023 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends.
Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements or the implementation of new legal requirements and any failure to comply with such legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the closure of our flying airspace and termination of other operations due to regional conflicts, including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflict in the Middle East, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); increased Federal Aviation Administration ("FAA") oversight of the aircraft production process; and any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through our loyalty program or the co-branded credit cards issued by our partner. Changes in existing applicable legal requirements or new applicable legal requirements as well as the related interpretations and enforcement practices regarding them, create uncertainty about how such laws and regulations will be understood and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2024, as compared to the corresponding period in 2023.
Third Quarter 2024 Compared to Third Quarter 2023
The Company recorded net income of $1.0 billion for the third quarter of 2024 as compared to net income of $1.1 billion for the third quarter of 2023. Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change
Operating revenue	$14,843	$14,484	$359	2.5
Operating expense	13,278	12,745	533	4.2
Operating income	1,565	1,739	(174)	(10.0)
Nonoperating expense, net	(279)	(254)	25	9.8
Income before income taxes	1,286	1,485	(199)	(13.4)
Income tax expense	321	348	(27)	(7.8)
Net income	$965	$1,137	$(172)	(15.1)

Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2024	2023	Increase (Decrease)	% Change
Passengers (thousands) (a)	45,559	44,381	1,178	2.7
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	69,549	67,691	1,858	2.7
Available seat miles ("ASMs" or "capacity") (millions) (c)	81,541	78,348	3,193	4.1
Passenger load factor (d)	85.3%	86.4%	(1.1) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	16.63	17.04	(0.41)	(2.4)
Total revenue per ASM ("TRASM") (cents)	18.20	18.49	(0.29)	(1.6)
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.50	19.72	(0.22)	(1.1)
Cargo revenue ton miles ("CTM") (millions) (f)	881	766	115	15.0
Cost per ASM ("CASM") (cents)	16.28	16.27	0.01	0.1
Average price per gallon of fuel, including fuel taxes	$2.56	$2.95	$(0.39)	(13.2)
Fuel gallons consumed (millions)	1,170	1,132	38	3.4
Employee headcount, as of September 30	106,500	102,000	4,500	4.4
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Passenger	$13,561	$13,349	$212	1.6
Cargo	417	333	84	25.2
Other	865	802	63	7.9
Total operating revenue	$14,843	$14,484	$359	2.5
The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2023:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$187	$(106)	$90	$41	$212
Passenger revenue	2.4%	(3.2)%	7.2%	3.8%	1.6%
Average fare per passenger	—%	0.3%	(8.5)%	(2.4)%	(1.0)%
Yield	(0.4)%	1.4%	(9.9)%	(0.9)%	(1.1)%
PRASM	(0.8)%	0.6%	(15.7)%	(0.8)%	(2.4)%
Passengers	2.4%	(3.4)%	17.2%	6.3%	2.7%
RPMs	2.9%	(4.5)%	19.1%	4.7%	2.7%
ASMs	3.3%	(3.8)%	27.2%	4.6%	4.1%
Passenger load factor (points)	(0.3)	(0.6)	(5.3)	0.1	(1.1)
Passenger revenue increased $212 million, or 1.6%, in the third quarter of 2024 as compared to the year-ago period, primarily due to a 4.1% increase in capacity, partially offset by lower yields in all geographic regions except Atlantic.
Cargo revenue increased $84 million, or 25.2%, in the third quarter of 2024 as compared to the year-ago period, primarily due to higher tonnage.

Other operating revenue increased $63 million, or 7.9%, in the third quarter of 2024 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships, visitor volume and purchases of one-time United Club passes.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change (a)
Salaries and related costs	$4,323	$3,914	$409	10.4
Aircraft fuel	2,993	3,342	(349)	(10.4)
Landing fees and other rent	866	801	65	8.1
Aircraft maintenance materials and outside repairs	765	684	81	11.8
Depreciation and amortization	742	663	79	11.9
Regional capacity purchase	651	592	59	10.0
Distribution expenses	574	516	58	11.2
Aircraft rent	65	46	19	41.3
Special charges	(5)	29	(34)	NM
Other	2,304	2,158	146	6.8
Total operating expenses	$13,278	$12,745	$533	4.2
(a) NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $409 million, or 10.4%, in the third quarter of 2024 as compared to the year-ago period, primarily due to annual wage rate increases across certain employee groups and a 4.4% increase in headcount largely due to increased flight activity.
Aircraft fuel expense decreased by $349 million, or 10.4%, in the third quarter of 2024 as compared to the year-ago period, due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon in the three months ended September 30 (in millions, except percentage change and per gallon data):

	2024	2023	Increase (Decrease)	% Change
Fuel expense	$2,993	$3,342	$(349)	(10.4)%
Fuel consumption (gallons)	1,170	1,132	38	3.4%
Average price per gallon	$2.56	$2.95	$(0.39)	(13.2)%
Landing fees and other rent increased $65 million, or 8.1%, in the third quarter of 2024 as compared to the year-ago period, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $81 million, or 11.8%, in the third quarter of 2024 as compared to the year-ago period, primarily due to increased volumes of engine overhauls and component repair costs.
Depreciation expense increased $79 million, or 11.9%, in the third quarter of 2024 as compared to the year-ago period, primarily due to the induction of new aircraft and related spare parts, as well as certain aircraft improvements.
Regional capacity purchase expense increased $59 million, or 10.0%, in the third quarter of 2024 as compared to the year-ago period, primarily due to an increase in regional capacity.
Distribution expenses increased $58 million, or 11.2%, in the third quarter of 2024 as compared to the year-ago period, primarily due to $68 million of commissions that were recorded as contra-revenue in 2023.
Details of the Company's special charges include the following for the three months ended September 30 (in millions):

	2024	2023
(Gains) losses on sale of assets and other special charges	$(5)	$28
Labor contract ratification bonuses	—	1
Special charges	$(5)	$29
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.
Other operating expenses increased $146 million, or 6.8%, in the third quarter of 2024 as compared to the year ago period, primarily due to increased flight activity and onboard passengers as well as the impacts of inflationary pressures. Other operating expenses include expenditures related to information technology projects and services, food and beverage offerings, passenger services, personnel-related costs and ground handling.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Interest expense	$(379)	$(493)	$(114)	(23.1)
Interest income	187	234	(47)	(20.1)
Interest capitalized	53	48	5	10.4
Unrealized gains (losses) on investments, net	(90)	(54)	36	NM
Miscellaneous, net	(50)	11	(61)	NM
Total nonoperating income (expense)	$(279)	$(254)	$25	9.8
Interest expense decreased $114 million, or 23.1%, in the third quarter of 2024 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization combined with lower interest rates on refinanced debt.
Interest income decreased $47 million, or 20.1%, in the third quarter of 2024 as compared to the year-ago period, primarily due to lower balances in our short-term investment portfolio, which was partially offset by higher interest rates.
Unrealized losses on investments, net, was $90 million in the third quarter of 2024 as compared to $54 million in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net changed by $61 million in the third quarter of 2024 as compared to the year-ago period, primarily due to $75 million of charges related to the prepayment in full of the outstanding principal balance of its MileagePlus term loan in July 2024.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Nine Months 2024 Compared to First Nine Months 2023
The Company recorded net income of $2.2 billion in the first nine months of 2024 as compared to net income of $2.0 billion in the first nine months of 2023. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change
Operating revenue	$42,368	$40,091	$2,277	5.7
Operating expense	38,775	36,878	1,897	5.1
Operating income	3,593	3,213	380	11.8
Nonoperating expense, net	(732)	(597)	135	22.6
Income before income taxes	2,861	2,616	245	9.4
Income tax expense	697	598	99	16.6
Net income	$2,164	$2,018	$146	7.2

Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2024	2023	Increase (Decrease)	% Change
Passengers (thousands)	129,259	123,148	6,111	5.0
RPMs (millions)	194,040	183,764	10,276	5.6
ASMs (millions)	232,887	217,606	15,281	7.0
Passenger load factor	83.3%	84.4%	(1.1) pts.	N/A
PRASM (cents)	16.55	16.83	(0.28)	(1.7)
TRASM (cents)	18.19	18.42	(0.23)	(1.2)
Yield (cents)	19.87	19.93	(0.06)	(0.3)
CTM (millions)	2,623	2,265	358	15.8
CASM (cents)	16.65	16.95	(0.30)	(1.8)
Average price per gallon of fuel, including fuel taxes	$2.73	$2.97	$(0.24)	(8.1)
Fuel gallons consumed (millions)	3,329	3,146	183	5.8
Employee headcount, as of September 30	106,500	102,000	4,500	4.4
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Passenger	$38,554	$36,625	$1,929	5.3
Cargo	1,222	1,093	129	11.8
Other	2,592	2,373	219	9.2
Total operating revenue	$42,368	$40,091	$2,277	5.7
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Increase (decrease) from 2023:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$874	$47	$787	$221	$1,929
Passenger revenue	4.0%	0.6%	23.7%	6.4%	5.3%
Average fare per passenger	0.1%	3.7%	(4.8)%	(6.3)%	0.3%
Yield	0.2%	5.3%	(5.6)%	(6.0)%	(0.3)%
PRASM	0.9%	3.6%	(13.2)%	(7.6)%	(1.7)%
Passengers	3.9%	(3.0)%	29.9%	13.5%	5.0%
RPMs	3.8%	(4.4)%	31.0%	13.1%	5.6%
ASMs	3.1%	(2.9)%	42.5%	15.1%	7.0%
Passenger load factor (points)	0.5	(1.3)	(6.6)	(1.5)	(1.1)
Passenger revenue increased $1.9 billion, or 5.3%, in the first nine months of 2024 as compared to the year-ago period, primarily due to a 7.0% increase in capacity as well as a 5.0% increase in passengers.
Cargo revenue increased $129 million, or 11.8%, in the first nine months of 2024 as compared to the year-ago period, primarily due to higher tonnage, partially offset by lower yields.
Other operating revenue increased $219 million, or 9.2%, in the first nine months of 2024 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships, visitor volume and purchases of one-time United Club passes.

Operating Expenses. The table below includes data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Salaries and related costs	$12,353	$10,946	$1,407	12.9
Aircraft fuel	9,080	9,336	(256)	(2.7)
Landing fees and other rent	2,536	2,283	253	11.1
Aircraft maintenance materials and outside repairs	2,254	2,072	182	8.8
Depreciation and amortization	2,169	1,987	182	9.2
Regional capacity purchase	1,848	1,806	42	2.3
Distribution expenses	1,680	1,406	274	19.5
Aircraft rent	148	151	(3)	(2.0)
Special charges	44	902	(858)	NM
Other operating expenses	6,663	5,989	674	11.3
Total operating expenses	$38,775	$36,878	$1,897	5.1
Salaries and related costs increased $1.4 billion, or 12.9%, in the first nine months of 2024 as compared to the year-ago period, primarily due to annual wage rate increases across certain employee groups and a 4.4% increase in headcount largely due to increased flight activity.
Aircraft fuel expense decreased $256 million, or 2.7%, in the first nine months of 2024 as compared to the year-ago period, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30 (in millions, except percentage change and per gallon data):

	2024	2023	Increase (Decrease)	% Change
Fuel expense	$9,080	$9,336	$(256)	(2.7)%
Fuel consumption (gallons)	3,329	3,146	183	5.8%
Average price per gallon	$2.73	$2.97	$(0.24)	(8.1)%
Landing fees and other rent increased $253 million, or 11.1%, in the first nine months of 2024 as compared to the year-ago period, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $182 million, or 8.8%, in the first nine months of 2024 as compared to the year-ago period, primarily due to increased flight activity and increased volumes of engine overhauls, materials use and component repair costs.
Depreciation expense increased $182 million, or 9.2%, in the first nine months of 2024 as compared to the year-ago period, primarily due to the induction of new aircraft and related spare parts, as well as certain aircraft improvements.
Distribution expenses increased $274 million, or 19.5%, in the first nine months of 2024 as compared to the year-ago period, primarily due to higher credit card fees, travel agency commissions and global distribution fees driven by the overall increase in passenger revenue and $187 million of commissions that were recorded as contra-revenue in 2023.
Details of the Company's special charges include the following for the nine months ended September 30 (in millions):

	2024	2023
(Gains) losses on sale of assets and other special charges	$44	$88
Labor contract ratification bonuses	—	814
Special charges	$44	$902
See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the Company's special charges.

Other operating expenses increased $674 million, or 11.3%, in the first nine months of 2024 as compared to the year-ago period, primarily due to increased flight activity and onboard passengers, as well as the impacts of inflationary pressures. Other operating expenses include expenditures related to information technology projects and services, food and beverage offerings, passenger services, personnel-related costs and ground handling.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2024	2023	Increase (Decrease)	% Change
Interest expense	$(1,260)	$(1,472)	$(212)	(14.4)
Interest income	554	620	(66)	(10.6)
Interest capitalized	174	128	46	35.9
Unrealized gains (losses) on investments, net	(160)	54	(214)	NM
Miscellaneous, net	(40)	73	(113)	NM
Total nonoperating income (expense)	$(732)	$(597)	$135	22.6
Interest expense decreased $212 million, or 14.4%, in the first nine months of 2024 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization combined with lower interest rates on refinanced debt.
Interest income decreased $66 million, or 10.6%, in the first nine months of 2024 as compared to the year-ago period, primarily due to lower balances in our short-term investment portfolio, which were partially offset by higher interest rates.
Interest capitalized increased $46 million, or 35.9%, in the first nine months of 2024 as compared to the year-ago period, primarily due to an increase in accumulated spend on capital projects and an increase in aircraft purchase deposit balances.
Unrealized losses on investments, net, was $160 million in the first nine months of 2024 as compared to $54 million in unrealized gains in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 6 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net changed by $113 million in the first nine months of 2024 as compared to the year-ago period, primarily due to debt extinguishment and modification fees related to the prepayment of the outstanding principal balance of its MileagePlus term loan and the refinancing of the Company's 2021 term loans, higher foreign exchange losses and a decrease in the benefit from the Company's net periodic benefit cost of its pension and postretirement benefit plans.
Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
We deploy a disciplined and balanced approach to capital allocation, including returns to shareholders through potential share repurchases. As of September 30, 2024, the Company had $14.2 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $14.4 billion at December 31, 2023. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft and any changes to such commitments), planned UAL common stock or Warrant purchases under our share repurchase program and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to efficiently manage financial risks, liquidity access and cost of capital.
On April 16, 2024, the Company increased its revolving credit facility (the "Revolving Credit Facility") loan commitments by $100 million for a total amount of $2.965 billion as of September 30, 2024, of which $2.8 billion expires February 15, 2029 and $165 million expires April 21, 2025. The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2024.

We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2024, the Company had approximately $33.4 billion of debt, finance lease, operating lease and other financial liabilities, including $3.9 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2024, UAL and United were in compliance with their respective debt covenants. As of September 30, 2024, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information on commitments.
As of September 30, 2024, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2024	2025	After 2025	Last Three Months of 2024	2025	After 2025
787	150	8	18	124	3	11	136
737 MAX 8	18	18	—	—	2	16	—
737 MAX 9	141	31	40	70	3	28	110
737 MAX 10	167	—	—	167	—	—	167
A321neo	115	14	23	78	14	23	78
A321XLR	50	—	—	50	—	—	50
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments to contractual delivery schedules as communicated by Boeing and Airbus, as otherwise agreed between the relevant parties, or as estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2023 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify (or further modify) the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
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
The table below summarizes United's firm commitments as of September 30, 2024, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments. Aircraft commitments are based on contractual scheduled aircraft deliveries.

(in billions)
Last three months of 2024	$4.1
2025	7.2
2026	5.6
2027	4.8
2028	7.3
After 2028	27.8
$56.8
In the third quarter of 2024, the Company entered into definitive agreements with major aircraft leasing companies to lease 40 Airbus A321neo aircraft with expected deliveries in 2026 and 2027. As of September 30, 2024, we had entered into leases with rental obligations of approximately $4.0 billion for several mainline aircraft, regional aircraft under CPAs, airport facilities and office space, none of which had commenced as of such date. These leases will commence between 2024 and 2027 with lease terms of up to 12 years.
Share Repurchase Program
As part of our capital deployment program, the Company announced on October 15, 2024 that its Board of Directors ("Board") authorized a new share repurchase program, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and Warrants, subject to a limit of $500 million in the aggregate through 2024. Unless suspended or terminated earlier by the Board, this program has no set expiration date and will therefore terminate when the Company has completed all purchases authorized under the program, which it expects to complete by the end of 2025.
See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information.
Sources and Uses of Cash
The following table summarizes our cash flows for the nine months ended September 30 (in millions):

	2024	2023	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$7,221	$7,821	$(600)
Investing activities	(936)	(5,363)	(4,427)
Financing activities	(3,591)	(1,769)	1,822
Net increase in cash, cash equivalents and restricted cash	$2,694	$689	$2,005
Operating Activities. Cash flows provided by operating activities decreased $0.6 billion in the first nine months of 2024 as compared to the year-ago period, primarily due to changes in various working capital items, including higher payments for employee wages and incentives in 2024 as compared to 2023.
Investing Activities. Cash flows used in investing activities decreased $4.4 billion in the first nine months of 2024 as compared to the year-ago period, primarily due to a decrease in the purchase of short-term and other investments.
Financing Activities. Significant financing events in the nine months ended September 30, 2024 were as follows:
Debt, Finance Lease and Other Financing Liability Principal Payments. During the nine months ended September 30, 2024, the Company made payments for debt, finance leases, and other financing liabilities of $8.8 billion, including the $3.9 billion prepayment of its 2021 term loan and the $1.8 billion prepayment of the outstanding principal balance of its MileagePlus term loan.

Debt and Other Financing Liabilities Issuances. During the nine months ended September 30, 2024, the Company raised:
~~•~~$2.5 billion under the new term loan facility;
•$1.4 billion in equipment notes: On August 5, 2024, the Company and Wilmington Trust, National Association, as subordination agent and pass through trustee (the "Trustee") under certain pass through trusts newly formed by the Company, entered into the Note Purchase Agreement (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by the Company of equipment notes (the "Equipment Notes") in the aggregate principal amount of approximately $1.4 billion secured by 48 Boeing aircraft delivered new from the manufacturer from October 2010 to December 2023 (collectively, the "Aircraft"). Pursuant to the Note Purchase Agreement, on August 5, 2024, the Trustee purchased Equipment Notes issued under a trust indenture and mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each Aircraft entered into by the Company and Wilmington Trust, National Association, as mortgagee. Each Indenture provides for the issuance of Equipment Notes in two series: Series AA, bearing interest at the rate of 5.450% per annum, and Series A, bearing interest at the rate of 5.875% per annum, in aggregate principal amounts equal to $969 million and $385 million, respectively. The Equipment Notes were purchased by the Trustee, using the proceeds from the sale of Pass Through Certificates, Series 2024-1AA, and Pass Through Certificates, Series 2024-1A, issued by two pass through trusts newly-formed by the Company. The interest on the Equipment Notes is payable semi-annually on each February 15 and August 15, beginning on February 15, 2025. The principal payments on the Equipment Notes are scheduled on February 15 and August 15 of each year, beginning on February 15, 2025 for certain Equipment Notes and August 15, 2025 for the remaining Equipment Notes. The final payments on the Equipment Notes will be due on or prior to February 15, 2037; and
•$1.5 billion through the issuance of debt, not including the equipment notes, and other financial liabilities on aircraft.
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
FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, capacity, fleet plan strategy, product development, ESG-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," "on track" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflict in the Middle East, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change, and any failure to achieve or demonstrate progress towards our climate goals; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® financing agreements; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and Warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the 2023 Form 10-K, and under "Economic and Market Factors" and "Governmental Actions" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2024, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2024
During the three months ended September 30, 2024, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2023 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors of the 2023 Form 10-K except for the following risk factor related to the Company's share repurchase program.
We cannot guarantee that our share repurchase program will enhance long-term stockholder value.
As part of our capital deployment program, the Board has authorized a share repurchase program. The Company believes the price of its stock should reflect expectations that the share repurchase program will be fully consummated. However, the program does not obligate us to purchase any specific dollar amount or to acquire any specific number of shares of UAL common stock or Warrants. The specific timing and amount of any share or Warrant purchases will depend on the capital needs of the business, the market price of UAL common stock, general market conditions, securities law limitations and other factors. Our future repurchases of UAL common stock and Warrants, if any, may be limited, suspended or discontinued at any time at our discretion and without prior notice, which could adversely affect our stock price. We, therefore, cannot guarantee that the share repurchase program will enhance long-term stockholder value.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchases of its UAL common stock during the quarter ended September 30, 2024.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	(c) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - 31	—	$—	—	$—
August 1 - 31	2,043,906	39.99	—	—
September 1 - 30	—	—	—	—
Total	2,043,906		—

(a) These UAL common stock repurchases were executed outside a publicly announced plan or program through open market purchases to offset the Company's issuance of UAL common stock in a net share settlement of certain of the Warrants issued to the U.S. Department of the Treasury and subsequently assigned to a holder unaffiliated with the Company.
(b) Average price paid per share is calculated on a settlement basis and excludes commission.
(c) On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and Warrants, subject to a limit of $500 million in the aggregate through 2024. See Note 2 to the financial statements included in Part I, Item 1 of this report for additional information on the share repurchase program.

ITEM 5. OTHER INFORMATION
(a) A putative stockholder class action complaint, styled as Colleen Witmer v. J. Scott Kirby, et al., C.A. No. 2024-0375-PAF was filed on April 10, 2024 in the Delaware Court of Chancery (the "Action"). The plaintiff alleged, among other things, that the board of directors of the Company (the "Board") breached its fiduciary duties by adopting Amendment No. 2 to the Company’s Tax Benefits Preservation Plan (the "Plan"). The Company believes that the plaintiff’s claims were not meritorious when filed because the Plan was a reasonable response to the threat that the Company’s net operating loss carryforwards could be permanently limited or lost under Section 1.382-3(a)(1) of the Treasury Regulations. On May 8, 2024, the parties stipulated to dismissal, which the court so ordered, based on their agreement that the Board would approve and disclose an amendment to the Plan. On April 23, 2024, the Company filed a Current Report on Form 8-K disclosing Amendment No. 3 to the Plan, which revised the definitions of "Beneficial Owner," "Beneficially Own" and "Beneficial Ownership" under the Plan (and made other conforming changes). The Company disputes that these changes caused any benefit to the Company or its stockholders. On May 8, 2024, the court dismissed the action as moot and retained jurisdiction solely for the purpose of deciding any application by the plaintiff's counsel for an award of attorneys' fees and expenses. To avoid the cost, burden, and uncertainty inherent in litigation, the Company has agreed to pay $600,000 in fees and expenses to the plaintiff's counsel. On October 14, 2024, the court entered a stipulation and order providing that the Action will be dismissed with prejudice and the case will be closed, subject to the Company filing an affidavit with the court confirming that this notice has been disclosed in this Quarterly Report on Form 10-Q. In entering the order, the court was not asked to review, and did not pass judgment on, the amount or reasonableness of the attorneys' fees and expenses. The plaintiff's counsel is Christoper J. Orrico of Bernstein Litowitz Berger & Grossmann LLP, (212) 544-1400, and the Company's counsel is Rudolf Koch of Richards, Layton & Finger, P.A., (302) 651-7700.
(b) None.
(c) During the three months ended September 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United	Amendment No. 6 to the A320 Family Purchase Agreement, dated as of July 16, 2024, between Airbus S.A.S. and United Airlines, Inc.

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	UAL United	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

^ Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Airlines Holdings, Inc.
(Registrant)

Date:	October 16, 2024	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 16, 2024	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)