Form 10-K
period 2024-12-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2025-02-27
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter	Principal Executive Office Address			Telephone Number		State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Airlines Holdings, Inc.	233 South Wacker Drive,			(872)	825-4000	Delaware	36-2675207
		Chicago,	Illinois	60606

001-10323	United Airlines, Inc.	233 South Wacker Drive,			(872)	825-4000	Delaware	74-2099724
		Chicago,	Illinois	60606

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock, $0.01 par value	UAL	The Nasdaq Stock Market LLC
	Preferred Stock Purchase Rights	None	The Nasdaq Stock Market LLC
United Airlines, Inc.	None	None	None
Securities registered pursuant to Section 12(g) of the Act:

United Airlines Holdings, Inc.	None
United Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

United Airlines Holdings, Inc.	Yes	☒	No	☐	United Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Airlines Holdings, Inc.	Yes	☐	No	☒	United Airlines, Inc.	Yes	☐	No	☒
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
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

United Airlines Holdings, Inc.	☐	United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒	United Airlines, Inc.	Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of United Airlines Holdings, Inc. was $15.9 billion as of June 28, 2024 based on the closing sale price of $48.66 on that date. There is no market for United Airlines, Inc. common stock.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 24, 2025.

United Airlines Holdings, Inc.	327,339,564	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
This combined Form 10-K is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc.
OMISSION OF CERTAIN INFORMATION
United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Airlines Holdings, Inc. from its definitive proxy statement for its 2025 Annual Meeting of Stockholders.

United Airlines Holdings, Inc. and Subsidiary Companies
United Airlines, Inc. and Subsidiary Companies
Annual Report on Form 10-K
For the Year Ended December 31, 2024

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
United Next. In 2024 the Company continued to make progress with its United Next plan to align its network and product with the potential of its hubs while remaining focused on protecting the safety of its employees and customers and providing a superior customer experience. United Next aims to increase customer choice and win brand-loyal customers by offering a diversity of products ranging from Basic Economy to Polaris and growing our leading global network, which the Company believes will lead to diverse revenue streams for the Company. As part of its United Next growth plan, the Company expects to take delivery of over 660 new narrow- and widebody aircraft by the end of 2033. The new aircraft that the Company has taken delivery of to date have increased the Company's gauge, scale and connectivity as well as improved the Company's fuel efficiency. Other key highlights of its United Next plan include:
•increasing our employee headcount by more than 30,000 employees since 2020;
•surpassing 300 new and retrofit aircraft featuring United's signature interior with bigger bins, seatback screens at every seat and Bluetooth connectivity;
•expanding the Company's leading global network to destinations like Ulaanbaatar, Mongolia; Nuuk, Greenland; Kaohsiung, Taiwan; Palermo, Italy; Bilbao, Spain; Faro, Portugal; Madeira Island, Portugal; Puerto Escondido, Mexico; and Dakar, Senegal;
•launching Kinective MediaSM (the first media network that uses insights from travel behaviors to connect customers to personalized advertising, experiences and offers from leading brands);
•announcing an industry-leading agreement with SpaceX to bring Starlink's Wi-Fi service (the world's fastest, most reliable Wi-Fi in the sky) to our aircraft; and
•making significant technology changes that empower the Company's employees and improve the customer experience.
Regional. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 6% of the Company's total capacity for the year ended December 31, 2024. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. This regional service complements our operations by carrying traffic that connects to our hubs and allows flights to smaller cities that cannot be provided economically with mainline aircraft. CommuteAir LLC ("CommuteAir"), GoJet Airlines LLC ("GoJet"), Mesa Airlines, Inc. ("Mesa"), Republic Airways Inc. ("Republic") and SkyWest Airlines, Inc. ("SkyWest") are all regional carriers that operate with capacity contracted to United under capacity purchase agreements ("CPAs"). Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. In return, the regional carriers operate the capacity of the aircraft included within the scope of such CPA exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.
Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. In 2024, Star Alliance carriers continued to serve more than 1,200 airports in 195 countries and territories with over 17,000 average daily departures. Star Alliance members, in addition to United, are Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways ("ANA"), Asiana Airlines, Austrian Airlines, Aerovías del Continente Americano (Avianca), Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In addition to its members, Star Alliance includes Shanghai-based Juneyao Airlines as a connecting partner and Germany-based Deutsche Bahn, a rail company, as an intermodal partner.
United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier's selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent alliance agreements with other air carriers, including Aer Lingus, Air Dolomiti, Airlink, Azul Linhas Aéreas Brasileiras, Cape Air, Discover Airlines, Emirates, Eurowings, flydubai, Hawaiian Airlines, JetSuiteX, Olympic Air, Silver Airways and Virgin Australia Airlines.
United also participates in four passenger joint business arrangements ("JBAs"): one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Air Dolomiti, Austrian Airlines, Brussels Airlines, Discover Airlines, Edelweiss, Eurowings and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes, one with Air New Zealand covering certain routes between the United States and New Zealand, and one with Air Canada covering certain United States and Canada transborder routes. These passenger JBAs enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering enhanced customer benefits, such as highly competitive flight schedules, fares and services. Separate from the passenger JBAs, United is also a party to a JBA with Lufthansa for transatlantic cargo services. This cargo JBA offers expanded and more seamless access to cargo space across the carriers' respective combined networks.
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
In 2024, approximately 9.2 million MileagePlus flight awards were used on United and United Express. These awards represented approximately 9% of United's total revenue passenger miles. Total miles redeemed for flights on United and United Express, including class-of-service upgrades, represented approximately 93% of the total miles redeemed. In addition, excluding miles redeemed for flights on United and United Express, MileagePlus members redeemed miles for approximately 3.7 million other awards. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.
Air Cargo. The Company provides freight and mail transportation services ("Air Cargo"). The majority of Air Cargo services are provided to commercial businesses, freight forwarders, logistics firms and national postal services. Through our global network, the Company's Air Cargo operations are able to connect the world's major freight gateways. The Company generates Air Cargo revenues in domestic and international markets through the use of cargo capacity on regularly scheduled passenger flights, interline and charter flights, and ground trucking arrangements.
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
Aircraft Fuel. The table below summarizes the fuel consumption and expense of UAL's aircraft (including the operations of our regional carriers operating under CPAs) during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2024	4,444	$11,756	$2.65	23%
2023	4,205	$12,651	$3.01	26%
2022	3,608	$13,113	$3.63	31%
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. The Company routinely enters into purchase contracts based on expected fuel requirements for UAL aircraft (including regional carriers operating under CPAs) that are generally indexed to various market price benchmarks for aircraft fuel. These contracts customarily do not provide material protection against changes in market prices or guarantee the uninterrupted availability of adequate quantities of aircraft fuel. The price of aircraft fuel used by our operations has fluctuated substantially in the past several years. The Company's current strategy is to not enter into financial transactions to hedge the market price exposure of its expected fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.
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
Our Approach to Corporate Citizenship and Value Creation
At United "Good Leads the Way" is more than a slogan; it fuels our mission to build the world's biggest and best airline. Our employees around the world are joined together to enable connections that matter and move society—whether it is connecting people across cultures, flying a loved one to a wedding, connecting medical professionals at a breakthrough conference or getting a business traveler to an important meeting or back home in time for a child's big game.
Today United is viewed not only as a leader among our peer airlines but as a leader among the world's largest corporations. Our leadership is driven by our desire to blaze new trails by being a force for good, responsive to the world in which we operate, responsible for our actions and committed to doing the right thing. United has devoted its brand, reputation, resources, time and effort to pursuing corporate citizenship goals aimed to generate the most impactful results that we can create. Simply, we aspire to use our influence and scale to lead in a way that inspires the world to action. Over the last few years, we have made historic investments to fight climate change and provided career opportunities to thousands of people.
We set forth below three of our corporate citizenship focus areas.
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

We continue to evaluate and expand our SMS to incorporate new areas of the business to manage risk as we navigate this exciting time at United with the growth in our aircraft fleet and the increasing number of destinations that we plan to serve. Our continuously evolving SMS allows us to proactively identify hazards and mitigate risks to help ensure the safety of our customers and our employees as we grow. In addition, just as we have invested in infrastructure, technology and tools, we are also investing in the training and development of our employees, especially those who are new to United, to help ensure they gain proficiency in their roles and stay safe in the workplace.
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
Environmental Sustainability Strategy
The Company's commitment to operating an environmentally sustainable airline is woven into its long-term strategy. The Company believes that it is critical to continue to serve its purpose of connecting people and uniting the world and is focused on finding actionable solutions that reduce the environmental impact of its operations and manage operational costs in its energy supply while also achieving its financial goals and creating long-term value for its stockholders. At the end of 2020, the Company pledged a net zero goal to reduce its greenhouse gas ("GHG") emissions by 100% by 2050 without relying on the use of voluntary, traditional carbon offsets1. The Company also established a mid-term target of reducing, compared to 2019, its carbon emissions intensity by 50% by 2035. This intensity target is intended to align to the Company's net zero goal.
The Company believes that innovative technologies can assist the Company with achieving its climate goals, enhance the customer experience and improve its operations. Our second largest operating expense, conventional jet fuel, is subject to volatile global prices. Reducing our fuel consumption while diversifying our fuel supply with sustainable aviation fuel ("SAF") can enhance our resiliency in the face of conventional jet fuel price spikes.
The Company's sustainability strategy is centered around four key pathways, each of which is described in further detail below: (i) emitting less GHGs; (ii) adopting more sustainable alternatives to conventional jet fuel; (iii) making improvements to its operations beyond its flights; and (iv) collaborating with employees, customers, airports, suppliers, cross-industry partners and policymakers to facilitate faster action and commercializing relevant technology. The Company's Board of Directors (the "Board"), including through its Public Responsibility Committee, provides oversight of its environmental sustainability and climate-related strategic goals and objectives to ensure integration with its core business strategy. Management periodically updates the Board on the implementation of the Company's climate-related strategic goals and objectives. The Board, including through its Public Responsibility Committee, also oversees management's identification, evaluation and monitoring of environmental (including climate-related) trends, issues, concerns, risks and opportunities that affect or could affect the Company's reputation, business activities, strategies and performance.
•Emitting Less GHGs: As part of this plan, the Company is focused on improving fuel efficiency in its operations. Its main focus in realizing this objective is reducing its conventional jet fuel consumption, which is both the largest contributor to its environmental footprint and, as noted above, a sizable expense for the Company. To do so, the Company is prioritizing the introduction of newer, more fuel-efficient aircraft into its fleet as part of its United Next plan as well as improving the fuel efficiency of its existing fleet. In conjunction with improving the fuel efficiency of its fleet, the Company has been incorporating fuel efficiency considerations within flight and ground operations, including implementing operational and procedural initiatives designed to drive fuel conservation. The Company has worked collaboratively across its organization and with Air Traffic Control ("ATC") providers to strive to improve fuel efficiency through the implementation of best practices and by training its pilots and dispatchers and supplying them with the necessary tools to execute those strategies.
1 Traditional carbon offsets refer to carbon credits generated through the avoidance and/or reduction of CO2 emissions that would have otherwise occurred outside a company's value chain. Traditional carbon offsets do not include certificates conveying the attributes of renewable energy or sustainable aviation fuel, or credits related to the removal of CO2 from the atmosphere.

In addition, the Company, through the aerospace-focused investment vertical of its corporate venture capital arm, United Airlines Ventures, Ltd. ("UAV"), has been collaborating with, as well as investing in, early-stage technology companies that focus on lower carbon alternative propulsion technologies.
•Adopting More Sustainable Alternatives to Conventional Jet Fuel: We believe that large-scale adoption of SAF in our operations is critical to helping mitigate our exposure to volatile fuel prices and achieving our climate goals. SAF is an alternative to conventional jet fuel and its potential to scale is due to its 'drop-in' readiness, which means it can be used in current operations with existing aircraft and infrastructure with few to no additional alterations required. The Company is working with strategic partners to scale, employ and commercialize the use of SAF.
While the Company currently is an aviation leader in investing in technologies focused on decarbonizing aviation and its associated energy supply chains, SAF supply in the jet fuel market is constrained and represents, according to industry estimates, less than 1% of global commercial aviation fuel usage. Additionally, the purchase of SAF today comes with a price premium, compared to conventional jet fuel, to account for the additional costs of scaling and producing this early-stage solution. As a result, in 2024, the total volume of SAF used in the Company's operations remained less than 0.3% of its total aviation fuel usage. These challenges with present-day SAF have informed the Company's strategy of investing in technology to help scale the SAF market and unlock future supply for the Company.
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
◦In 2023 the Company launched, through UAV, the United Airlines Ventures Sustainable Flight Fund (the "Fund") to support start-ups developing technologies focused on decarbonizing aviation and its associated energy supply chains, including through research and production, and technologies associated with SAF.
◦In 2024, the Company became the first airline to purchase SAF for use at ORD, signing agreements with two suppliers.
•Improving Our Operations Beyond Our Flights: The Company is focused on initiatives intended to drive more sustainable operations while maintaining efficiencies across the business. For example, United continues to progress its strategic electrification of ground service equipment ("GSE") across its hubs and stations. As of the end of 2024, over 5,070 units of the Company's GSE around the world are electric, representing approximately 38% of its GSE fleet.
•Collaborating with Partners: The Company collaborates with employees, customers, airports, suppliers, cross-industry partners, trade associations and policymakers across its value chain to scale the supply of SAF and invest in decarbonization technology solutions. Some of the Company's highlights in this area include the following:
◦The Company worked with federal policymakers to champion passage of new SAF tax incentives in 2022. These credits create an economic incentive for increased SAF production within the United States.
◦The Company led a cross-sectoral effort to incentivize SAF in Illinois, lowering the overall cost of SAF consumption at the state level. The Sustainable Aviation Fuel Purchase Credit was enacted in Illinois in February 2023 and became effective in mid-2023. The Company was the first airline to use this credit for purchases in 2024.
◦The Company is a founding member of the nonprofit, non-partisan SAF Coalition. Formed in 2024, the SAF Coalition is an organization looking to bring together all stakeholders of the aviation fuel value chain to advocate for federal policies that support and increase domestic SAF production.

In 2023, the Company evolved its GHG reporting to align with corporate best practices around GHG accounting protocols, including anticipated updates in accounting guidance from the Greenhouse Gas Protocol. This revised reporting methodology allows us to provide greater transparency around the aircraft's GHG emissions from burning conventional jet fuel and SAF. Biogenic GHG emissions from SAF are not reported as Scope 1-3 emissions.
The Company believes that its absolute GHG emissions will continue to increase in the immediate future as the Company continues to grow. In addition, even though purchasing voluntary, traditional carbon offsets could present near-term emissions reductions, as outlined above, the Company aims to achieve its mid-term and long-term climate goals without relying on the use of voluntary, traditional carbon offsets. Such commitment is demonstrated by the end of the Company's customer offset program and elimination of emission reductions realized by carbon offsets as reflected in its GHG inventory. Additional quantitative emissions data for fiscal years 2023 and 2022 are as follows:

Carbon Emissions	2023	2022
Direct (Scope 1) GHG Emissions in Metric Tons CO2e
Gross and Net GHG emissions	36,590,472	30,400,715
Biogenic Emissions in Metric Tons CO2e
Biogenic (Outside of Scope) Emissions	67,395	26,806
Indirect Emissions in Metric Tons CO2e
Indirect (Scope 2) GHG emissions	144,019	149,252
Other indirect (Scope 3) GHG emissions (a)	12,671,510	13,343,676
Total Net GHG Emissions in Metric Tons CO2e (b)	49,406,001	43,893,642

Carbon Emissions Intensity Rates (c)	2023	2022
Emissions Intensity per Revenue ton-kilometer ("RTK")
Mainline RTKs (millions) (d)	46,361	39,526
Metric tons CO2e/1,000 mainline and regional RTKs (e)	1,057	1,098
Emissions Intensity per ASM
ASMs (millions) (f)	291,333	247,858
Metric tons CO2e/1,000 mainline and regional ASMs (g)	169	176
(a)Includes Scope 3 categories 3, 4, 7, 14 and 15.
(b)Excludes biogenic emissions in accordance with the Greenhouse Gas Protocol.
(c)Intensity rates and operational figures are calculated based on third-party verified data for 2023 and 2022.
(d)The number of mainline revenue (passenger and cargo) tons transported multiplied by the number of kilometers flown on each segment.
(e)Scope 1+2 and Scope 3 (categories 3 and 4) emissions/mainline+regional RTKs; metric used for tracking progress against the Company's 2035 carbon emissions intensity goal and 2050 carbon emission goal.
(f)The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(g)Scope 1+2 and Scope 3 (categories 3, 4, 7 and 14) emissions/mainline+regional ASMs.

Additional information on United's commitment to environmental sustainability is available at united.com/sustainability. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
Human Capital Management and Resources
Demographics: As of December 31, 2024, UAL, including its subsidiaries, had approximately 107,300 employees, of whom approximately 82% were represented by various U.S. labor organizations. See our section "The maintenance of our relationships with our labor unions" below for information on the represented employee groups.
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
We developed talent acquisition tools and programs to help us continue to (i) attract the candidates who can deliver the highest levels of service to our customers; (ii) ensure recruiting, retention and leadership development goals are systematically executed throughout the Company; and (iii) broaden and strengthen our talent channels and pipelines so that we can cultivate the next generation of talent that will lead our company into the future. In 2024, the Company hired approximately 10,270 employees across the globe through the Company's external career site, professional association partnerships, employee referrals, universities and other external sources.
Our human resources programs are designed to facilitate internal talent mobility. We encourage employees to identify the paths that can build the skills, experience, knowledge and competencies needed for career advancement. In 2024, about 69% of our senior leader positions filled were internal placements and 606 frontline employees were promoted into management roles, the latter of which was consistent with last year and almost three times as many as in prior years.
The Company's policies strictly prohibit any form of employment discrimination. To ensure accountability over time, we have committed to sharing our U.S. workforce self-identified demographic data as well as our Consolidated EEO-1 Report (which includes only the Company's and United Ground Express, Inc.'s U.S. workforces) on an annual basis on our website. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
Succession planning provides us the opportunity to evaluate our key successors. Our executives and senior leaders are engaged in succession planning by regularly evaluating, developing and mentoring our talent. The Board also engages in annual succession planning and talent development discussions with our Chief Executive Officer, President and Executive Vice President of Human Resources, focusing on our ability to identify, attract, prepare and retain talented employees for future leadership positions.
2.The development of our Company culture that is centered on safety and promotes the importance of listening and responding to colleague feedback.
As stated above, safety is first in everything we do and is our first Core4 service standard. We are focused on promoting our safety culture to help ensure that every employee across the Company holds each other to the highest safety standards and strives to protect themselves, their colleagues and our customers.
As we strive to continue to be an employer of choice, we believe it is critical that our workforce is informed, engaged and can provide feedback. Our executive team provides several avenues of engagement to inform our employee needs globally. We routinely conduct employee engagement surveys of our global workforce, which provide feedback on employee satisfaction and cover a variety of topics such as company culture, safety and values, execution of our strategy and individual development, among others.
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
While our rewards package for most of our employees is determined by collective bargaining agreements, it includes competitive base pay, travel privileges and other comprehensive benefits, including health, wellness and retirement programs for all our employees, including part-time employees. We review both industry and local market data at least annually to identify trends and market gaps in order to maintain the competitiveness of our compensation and employee benefit programs. With respect to executives, a substantial proportion of their total rewards package is variable, at-risk pay that is based on Company performance and delivered in the form of equity, supporting alignment over the long term between our executives and our stockholders. We align our executives' long-term equity compensation with our stockholders' interests by linking realizable pay with stock performance. In addition, the

Company has performance-based compensation programs for other management employee leaders, including managers, supervisors and team leads.
5.The maintenance of our relationships with our labor unions.
We bargain in good faith with the unions that represent our employees and frequently engage with union leaders. Collective bargaining agreements between the Company and its represented employee groups are negotiated under the Railway Labor Act ("RLA"). Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered "open for amendment." The following table reflects the Company's represented employee groups, the number of employees per represented group, union representation for each employee group, and the amendable date for each employee group's collective bargaining agreement as of December 31, 2024:

Employee Group	Number of Employees	Union	Agreement Open for Amendment

United Airlines, Inc.:
Flight Attendants	26,337	Association of Flight Attendants	August 2021
Fleet Service	16,017	International Association of Machinists and Aerospace Workers (the "IAM")	May 2025
Pilots	16,123	Air Line Pilots Association ("ALPA")	October 2027
Passenger Service	11,650	IAM	May 2025
Technicians	9,967	International Brotherhood of Teamsters (the "IBT")	December 2024
Storekeepers	1,300	IAM	May 2025
Dispatchers	515	Professional Airline Flight Control Association	December 2024
Fleet Tech Instructors	146	IAM	May 2025
Technical Operations Maintenance Planners	136	IBT	May 2028
Technical Operations Maintenance Controllers	88	IBT	November 2026
Load Planners	78	IAM	May 2025
Maintenance Instructors	55	IAM	May 2025
Security Officers	43	IAM	May 2025

United Ground Express, Inc.:
Passenger Service	5,882	IAM	March 2025
Board Oversight: Our Board, assisted by several of its committees, plays a key role in the strategic oversight of management regarding the development, implementation and effectiveness of the Company's policies and strategies relating to human capital management. The Board's Executive Committee oversees and reviews significant human capital strategies, including culture and talent management matters, and the Board's Public Responsibility Committee reviews and monitors the development and implementation of the Company's people impact strategic goals and objectives. Many of our Board members have experience overseeing workforce issues as CEOs and presidents of other companies or organizations. The Compensation Committee also engages an independent compensation and benefits consulting firm to help evaluate our executive compensation and benefit programs and to provide benchmarking against a group of peer companies, including peers within the airline industry.
Additional Information: See our report at crreport.united.com, for additional information on our human capital management programs, initiatives and measures. We are committed to transparency and sharing our U.S. workforce self-identified demographic data on an annual basis on our website. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
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
Airlines are also regulated by the Federal Aviation Administration (the "FAA"), an agency within the DOT, primarily in the areas of flight safety, air carrier operations and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect, modify or ground aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security ("DHS") has jurisdiction over virtually every aspect of civil aviation security. The Antitrust Division of the U.S. Department of Justice ("DOJ") has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the RLA, a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, Centers for Disease Control and Prevention, the Occupational Safety and Health Administration and other U.S. regulatory bodies.
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
Legislation. The airline industry is subject to legislative actions (or inactions) that may have an impact on operations and costs. In May 2024, the U.S. Congress approved the FAA Reauthorization Act of 2024, expiring September 30, 2028. Among other things, the FAA reauthorization increased the authorized funding level for the FAA and required the hiring of additional air traffic controllers, an effort to address staffing and resource shortages and improve the operation of the ATC system in the U.S.
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
Environmental Regulation. The airline industry is subject to stringent federal, state, local and international environmental regulations, including those regulating emissions to air, water discharges, safe drinking water and the use and management of hazardous substances and wastes. The Company endeavors to comply with all applicable environmental regulations.
Climate Change and Sustainability. As outlined above, the Company's commitment to becoming a more environmentally sustainable company extends beyond seeking to comply with regulatory requirements. At the same time, efforts to reduce carbon emissions through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national, and regional regulators. The International Civil Aviation Organization's ("ICAO") Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), adopted in October 2016, is intended to be a single global market-based measure to achieve carbon-neutral growth for international aviation, by requiring airlines to purchase eligible carbon offsets, or lower their carbon offsetting obligations through the use of eligible sustainable fuels. In October 2022, the ICAO Assembly passed a resolution establishing the baseline for the subsequent phases of CORSIA at 85% of 2019 emissions. This decision is expected to substantially increase United's anticipated CORSIA compliance costs for the first phase, 2024-2026, as compared to the prior 2019-only baseline. The exact mechanism by which CORSIA will be implemented domestically is currently unknown as the federal government has not enacted legislation or regulations to implement the first phase of CORSIA.
Other jurisdictions are proposing or enacting regulations to limit GHG emissions from aviation. A policy to regulate GHG emissions from aviation known as the European Union ("EU") Emission Trading System ("ETS") was adopted in 2009, but applicability to flights arriving at or departing from airports outside the EU has been postponed several times, most recently until 2027. The extension of the EU ETS to extra-EU flights could still occur in future years, depending on the EU government's assessment of the effectiveness of CORSIA. Domestically, in December 2020, the U.S. Environmental Protection Agency ("EPA") adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO airplane CO2 emission standards. In February 2024, the same standards were finalized by the FAA, mandating improved fuel-efficient technologies for airplanes manufactured after January 1, 2028.
The Company believes that policies that incentivize the production of SAF, such as the passage of tax credit incentives for the production of SAF, will enable the Company to decarbonize its operations more cost efficiently than a patchwork of regulatory requirements on aviation, particularly those that require airlines to reduce flights or impose the cost of transitioning to low-carbon alternatives disproportionately on airlines. The Company lauded the adoption of incentives for SAF that were implemented at both the federal level and in several states and will continue to work with policymakers to adopt policies that incentivize the production of SAF to allow the industry to transition to a lower carbon future. In addition, while the Company continues to plan on meeting its mid-term and long-term climate goals without relying on voluntary, traditional carbon offsets, the Company may be subject to future regulatory requirements that require the purchase of non-voluntary, traditional carbon offsets, which may expose the Company to additional costs associated with the procurement of offsets or limited supply in the carbon offsets market. The Company believes that policies that promote in-sector emissions reductions, rather than carbon offset purchases, will better support the industry's transition to a lower carbon future.
At the state level, the regulatory approach taken so far has largely been focused on incentivizing the production and use of SAF. Various states, including California, Washington, and Oregon, have developed low carbon fuel standards that incentivize the use of SAF, while Illinois, Minnesota and Washington have adopted SAF-specific tax credits.
Several countries are considering or finalizing climate-related legislation that impacts aviation. A number of SAF mandates have recently been finalized in foreign jurisdictions that we expect will increase the Company's operating costs by causing aviation fuel suppliers to increase their prices. In some limited cases, the mandates will require the Company to comply with reporting obligations. In 2023, the EU finalized its ReFuelEU regulation which requires fuel suppliers in EU states to supply certain minimum percentages of SAF in the aviation fuel they provide to aircraft operators at covered EU airports, beginning with 2% in 2025 and eventually rising to 70% by 2050. As of January 1, 2025, United is required to submit verified reports to the European Union Aviation Safety Agency on its purchases of SAF, its actual aviation fuel uplift at the EU covered airports, and tankering practices (if any). Aviation fuel prices in Europe are anticipated to significantly increase as a result of ReFuelEU.
In November 2024, the UK government adopted a SAF mandate through its Renewable Transport Fuel Obligations (Sustainable Aviation Fuel) Order 2024. The UK SAF mandate requires aviation fuel companies to supply at least 2% SAF within the aviation fuel supplied to the UK in 2025, increasing to a minimum of 22% SAF in 2040. Aviation fuel suppliers must apply for tradeable SAF certificates to meet their obligation or pay a buy-out price. Although this legislation does not impose any compliance obligations on airlines, the Company believes the UK SAF mandate will similarly lead to higher aviation fuel prices within the UK (as with the EU SAF mandate). SAF blending mandates have also been introduced or proposed in France, Norway, India, and Japan.
Other regulations are also emerging globally that would require companies such as United to increasingly measure, disclose, and mitigate environmental sustainability risks both within their operations and their supply chains, such as the EU's Corporate Sustainability Due Diligence Directive and Corporate Sustainability Reporting Directive.
Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times and state and local air quality initiatives which have resulted in, or could in the future result in, curtailments in services, increased operating costs, limits on expansion, or further emission reduction requirements. Certain airports and/or governments, both domestically and internationally, either have established or are seeking to establish environmental fees and other requirements applicable to carbon emissions, local air quality pollutants and/or noise and the use of products and material such as single-use plastics. The implementation of these requirements is expected to result in increased operational costs to develop compliance programs and strategies.
Governmental authorities in the U.S. and abroad have passed legislation restricting the use of per- and polyfluoroalkyl substances ("PFAS") which have been used in manufacturing, industrial, and consumer applications, including those related to aviation. Certain state governments and local municipalities have adopted legislation prohibiting the use of Class B fire-fighting foam agents that contain intentionally added PFAS. As a result, the Company continues to incur costs to convert existing fixed foam fire suppression systems to accommodate PFAS-free firefighting foam agents. In addition, the EPA has developed the PFAS Strategic Roadmap, which includes regulatory actions across a wide spectrum of its statutory authorities, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, the Clean Water Act, the Toxic Substances Control Act, and the Safe Drinking Water Act. In April 2024, the EPA designated two PFAS substances, perfluorooctanoic acid ("PFOA") and perfluorooctanesulfonic acid ("PFOS") as hazardous substances under CERCLA. The rule authorizes the EPA to order cleanup actions and hold responsible parties liable under CERCLA's joint and several liability scheme. Additionally, the rule requires the Company to immediately report releases that meet or exceed the reportable quantity of PFOA or PFOS to the EPA and any other applicable state and local agencies. The Company expects these broad regulatory policies will increase the risk of incurring remediation costs and/or liabilities at current and former locations at which the Company currently or historically used fire-fighting foam agents containing PFOA, PFOS or other PFAS substances. To mitigate these risks, the Company is working to remove PFAS-containing fire-fighting foam from its hangars and other assets through a phased retrofit/replacement strategy and is committed to transitioning to PFAS-free materials for fire suppression. Finally, environmental cleanup laws and lease obligations could require the Company to undertake (or subject the Company to liability for costs associated with) investigation and remediation actions at certain owned or leased locations or third-party disposal locations. Because PFOA, PFOS and other PFAS substances are regulated under CERCLA and other environmental cleanup laws, the Company may become subject to potential liability for its historic usage of materials containing PFAS, in addition to potential liabilities for other hazardous substances generated by the Company's operations. Future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time.
While the Company is required to comply with numerous applicable environmental regulations, the Company believes that these regulations and programs, including the first phase of CORSIA, EPA regulations regarding PFAS and GHG emissions, and other environmental regulations, are not reasonably likely to have a material effect on the Company's results or competitive position. However, the precise nature of future requirements and their applicability to the Company are difficult to predict, and the financial impact to the Company and the aviation industry could be significant.

Information about Our Executive Officers
Below is a list of the Company's executive officers as of the date hereof, including their name, office(s) held and age.

Name	Position	Age
Torbjorn (Toby) J. Enqvist	Executive Vice President and Chief Operations Officer	53
Kate Gebo	Executive Vice President Human Resources and Labor Relations	56
Brett J. Hart	President	55
J. Scott Kirby	Chief Executive Officer	57
Michael Leskinen	Executive Vice President and Chief Financial Officer	45
Andrew Nocella	Executive Vice President and Chief Commercial Officer	55
Set forth below is a description of the background of each of the Company's executive officers. Executive officers are elected by UAL's Board for an initial term that continues until the first Board meeting following the next Annual Meeting of Stockholders and thereafter, are elected for a one-year term or until their successors have been chosen, or until their earlier death, resignation or removal. Executive officers serve at the discretion of the Board. Unless otherwise stated, employment is by UAL and United. There are no family relationships between any executive officer or director of UAL.
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
J. Scott Kirby. Mr. Kirby has served as Chief Executive Officer of UAL and United since May 2020. Mr. Kirby served as President of UAL and United from August 2016 to May 2020. Prior to joining the Company, from December 2013 to August 2016, Mr. Kirby served as President of American Airlines Group and American Airlines, Inc. Mr. Kirby also previously served as President of US Airways from October 2006 to December 2013. Mr. Kirby held other significant leadership roles at US Airways and at America West prior to the 2005 merger of those carriers, including Executive Vice President—Sales and Marketing (2001 to 2006); Senior Vice President, e-business (2000 to 2001); Vice President, Revenue Management (1998 to 2000); Vice President, Planning (1997 to 1998); and Senior Director, Scheduling and Planning (1995 to 1998). Prior to joining America West, Mr. Kirby worked for American Airlines Decision Technologies and at the Pentagon.
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
United Next, the Company's strategic operating plan, includes firm orders of over 660 narrow- and widebody aircraft, retrofitting plans and plans to continue to increase mainline daily departures and available seats across the Company's North American network. In developing our United Next plan, we made certain assumptions including, but not limited to, customer demand (in light of changing economic conditions), fuel costs, delivery of aircraft, aircraft certification approval timelines, labor market constraints and related costs, supply chain constraints, inflationary pressures, voluntary or mandatory groundings of aircraft, our regional network, competition, market consolidation and other macroeconomic and geopolitical factors. We also subsequently adjusted certain of our assumptions as a result of the increase in costs due to infrastructure improvements, new labor contracts and aircraft maintenance that were needed to support our United Next plan as well as delays in aircraft deliveries and the temporary grounding of the Boeing 737 MAX 9 aircraft. Actual conditions may be different from our assumptions at any time and could cause the Company to further adjust its strategic operating plan. In addition, we cannot provide any assurance that we will be able to successfully execute our strategic plan, that the growth that we anticipate will occur through execution of our strategic plan will not exacerbate any other risk described in this Form 10-K (especially relating to fuel costs, the impact of economic pressures or geopolitical events, our supply chain or our ability to attract, train and retain talent), that our strategic plan will not result in additional unanticipated costs, that our suppliers will timely provide adequate products or support for our products (including but not limited to certification and delivery of aircraft) or that our strategic plan will result in improvements in future financial performance. If we do not successfully execute our United Next or other strategic plans, if actual results vary significantly from our expectations or if we otherwise fail to successfully structure our business to meet market conditions, our business, operating results, financial condition and market capitalization could be materially and adversely impacted.
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
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft and the financial commitment required for purchases of new aircraft is substantial. As a result of our network strategy changing or our demand expectations not being realized, our preference for the aircraft that we previously ordered may decrease; however, we may be responsible for material liabilities to our counterparties if we were to attempt to modify or terminate any of our existing aircraft order commitments and our financial condition could be adversely impacted. These risks are heightened as a result of the Company's sizeable United Next aircraft orders. Additionally, the Company may have a need for additional aircraft that are not available under its existing firm orders or options and may seek to acquire aircraft from other sources, such as through lease arrangements, which may result in higher costs or less favorable terms, or through the purchase or lease of used aircraft. The Company may not be able to acquire such aircraft when needed on favorable terms or at all.
Furthermore, if, for any reason, the Company is unable or does not want to accept deliveries of new aircraft or integrate such new aircraft into its fleet as planned, the Company may face higher financing and operating costs than planned or litigation risks, and may be required to seek extensions of the terms for certain leased aircraft or otherwise delay the exit of other aircraft from its fleet. Unanticipated extensions or delays may require the Company to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or potentially requiring the Company to reduce its schedule, thereby reducing revenues.
The imposition of new tariffs, or any increase in existing tariffs, on the importation of commercial aircraft or commercial aircraft parts that the Company orders may also result in higher costs. In addition, to the extent our key aircraft suppliers are affected by tariffs and seek to pass those costs onto us, our costs of acquiring new aircraft or aircraft parts could increase.

The failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results. In addition, any businesses or assets that we acquire in the future increase our exposure to unknown liabilities or other issues and also may underperform as compared to expectations.
An important part of the Company's strategy to expand its global network and operate an environmentally sustainable and responsible airline has included making significant investments, both domestically and in other parts of the world, including in other airlines and other aviation industry participants, producers of SAF, manufacturers of electric and other new generation aircraft, and other start-ups developing technologies focused on decarbonizing aviation and its associated energy supply chains. The Company plans to continue to make additional investments, including through its corporate venture capital arm, UAV, and through the Fund. However, since there are a limited number of potential arrangements, and other airlines and industry participants seek to enter into similar relationships, this may make it difficult for the Company to complete strategic investments on commercially reasonable terms or at all.
These investments are inherently risky and may not be successful. Future revenues, profits and cash flows of these and future investments and repayment of invested or loaned funds may not materialize due to safety concerns, regulatory issues, supply chain constraints or other factors beyond our control. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture, the value of those securities will fluctuate and may depreciate in value. We may not control the companies in which we make investments and, as a result, we will have limited ability to determine their management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks. Further, acquisitions and investments create exposure to assumed litigation and unknown liabilities, as well as undetected internal control, regulatory compliance or other issues, or additional costs not anticipated at the time the transaction was completed, and our due diligence efforts may not identify such liabilities or issues, or they may not be fully disclosed to us.
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
Business, Operational and Industry Risks
The Company could experience adverse publicity, increased regulatory scrutiny, harm to its brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving its aircraft or its operations or the aircraft or operations of another airline, which may result in a material adverse effect on the Company's business, operating results or financial condition.
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft or aircraft type that is operated by another airline, or an incident involving the Company's operations, or the operations of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident created a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Further, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could expose the Company to increased regulatory scrutiny and significant liability. For example, in 2024 the FAA conducted a review of the Company's safety and compliance oversight of its operations, though the FAA found no significant safety or compliance issues. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, catastrophe or incident, and the Company's codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company's liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident, which may result in a material adverse effect on the Company's business, operating results or financial condition. In addition, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could result in operational restrictions on the Company, including voluntary or mandatory groundings of aircraft. Voluntary or involuntary groundings have also impacted, and could in the future impact, the Company's financial results and operations in numerous ways, including reduced revenue, redistributions of other aircraft and deferrals of capital expenditure and other spending. For example, in January 2024, the FAA issued an Emergency Airworthiness Directive suspending service of all Boeing 737 MAX 9 aircraft operated by U.S. airlines, resulting in the temporary grounding of all 79 of the Company's Boeing 737 MAX 9 aircraft, which negatively impacted the Company's financial performance in the first quarter of 2024. Previously, in February 2021, the FAA issued an Emergency Airworthiness Directive regarding certain Boeing 777 Pratt & Whitney powered aircraft, which required the Company to keep more than 50 aircraft out of service until required repairs were made to improve the safety of the engines. A prolonged period of time operating a reduced fleet in circumstances such as these could result in a material adverse effect on the Company's business, operating results or financial condition.
The global airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on our business, operating results and financial condition.
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances, swaps of landing and slots and the creation of immunized JBAs have altered and are expected to continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and services and competitive cost structures. Open Skies agreements, including the agreements between the United States and each of the EU, Canada, Japan, Korea, New Zealand, Australia, Colombia, Panama, Mexico, Brazil and the UK, may also give rise to better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for JBAs and bilateral alliances that did not exist before such realignment. Further airline and airline alliance consolidations or reorganizations could occur in the future, and other airlines participating in such activities may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and impairing the Company's ability to realize expected benefits from its own strategic relationships.
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
The Company's U.S. operations are subject to competition from traditional network carriers, national point-to-point carriers and discount carriers, including low-cost carriers and ultra-low-cost carriers, that may have lower costs and provide service at lower fares to destinations also served by the Company. The significant presence of low-cost carriers and ultra-low-cost carriers, which engage in substantial price discounting, may diminish our ability to achieve sustained profitability on domestic and international routes and has also caused us to reduce fares for certain routes, resulting in lower yields on many domestic markets. Our ability to compete effectively, particularly in the domestic market, depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, operating results and financial condition could be materially and adversely affected. In addition, our competitors have established new routes and destinations, including some at our hub airports, which may compete with our existing routes and destinations and expansion plans.
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

Our MileagePlus frequent flyer program benefits from the attractiveness and competitiveness of United Airlines as a material purchaser of award miles and the majority recipient for mileage redemption. If we are not able to maintain a competitive and attractive airline business, our ability to acquire, engage and retain customers in the loyalty program may be adversely affected, which could adversely affect the loyalty programs and our operating results and financial condition.
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
The Company currently sources substantially all of its aircraft and many related aircraft parts from The Boeing Company ("Boeing") or Airbus S.A.S. ("Airbus"). In addition, our aircraft suppliers are dependent on other suppliers for certain other aircraft parts. Therefore, if the Company is unable to acquire additional aircraft at acceptable prices from Boeing or Airbus, or if Boeing or Airbus fails to make timely deliveries of aircraft (whether as a result of increased FAA oversight of the production process, any failure or delay in obtaining regulatory approval or certification for new model aircraft, such as the 737 MAX 10 aircraft, which has not received a type certificate from the FAA, manufacturing delays or otherwise) or to provide adequate support for its products, including with respect to the aircraft subject to firm orders under our United Next plan, the Company's operations could be materially and adversely affected. For example, due to the continuing supply chain issues and continuing production delays, the Company currently expects a reduction in deliveries from Boeing during the next couple of years, which has caused the Company to rework its fleet plan and may impact our financial position, results of operations and cash flows.
The Company is also dependent on a limited number of suppliers for engines and certain other aircraft parts and could, therefore, also be materially and adversely affected in the event of the unavailability or increased cost of these engines and other aircraft parts.
Many of our suppliers are experiencing inflationary pressures, as well as disruptions due to the lingering impacts of global supply chain disruption and labor market constraints and related costs. If one or more of our suppliers, our contractors or their subcontractors continue to experience financial difficulties, delivery delays or other performance problems, they may be unable to meet their commitments to us and our financial position, results of operations and cash flows may continue to be adversely impacted.
Disruptions to our regional network and United Express flights provided by third-party regional carriers could adversely affect our business, operating results and financial condition.
While the Company has contractual relationships that are material to its business with various regional carriers to provide regional aircraft service branded as United Express that include contractually agreed performance metrics, each regional carrier is a separately certificated commercial air carrier, and the Company does not control the operations of these carriers. A number of factors may impact the Company's regional network, including weather-related effects, seasonality, equipment, software, or other system failures or disruptions and cybersecurity attacks and any significant declines in demand for air travel services.
In addition, the decrease in qualified pilots driven primarily by changes to federal regulations has adversely impacted and could continue to adversely impact the Company's regional flying. For example, the FAA's expansion of minimum pilot qualification standards, including a requirement that a pilot have at least 1,500 total flight hours, as well as the FAA's revised pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations, have contributed to a smaller supply of pilots available to regional carriers. The decrease in qualified pilots resulting from the regulations as well as other factors, including a decreased student pilot population and a shrinking U.S. military from which to hire qualified pilots, has led to increased competition from large, mainline carriers attempting to meet their hiring needs and has adversely impacted our regional carriers. In the recent past, United Express regional carriers have been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions in scheduled flights, increased costs of operations, financial difficulties and other adverse effects and these circumstances may arise again and may become more severe in the future, which could cause a material adverse effect on our business. In response, the Company has been and may in the future be required to provide additional financial compensation and other support to its regional carriers or reduce its regional carrier flying, which could require the Company to fly routes at a greater cost, reduce the number of destinations the Company is able to serve or lead to negative public perceptions of the Company.

Disruptions to our regional networks, the pilot shortage or other factors could adversely affect our business, operating results and financial condition.
Unfavorable economic and political conditions, in the United States and globally, may have a material adverse effect on our business, operating results and financial condition.
The Company's business and operating results are significantly impacted by U.S. and global economic and political conditions. The airline industry is highly cyclical and the level of demand for air travel is correlated to the strength of the U.S. and global economies, including unemployment levels, consumer confidence levels and the availability of consumer and business credit. Air transportation is often a discretionary purchase that leisure travelers may limit or eliminate during difficult economic times. Short-haul travelers, in particular, have the option to replace air travel with surface travel. In addition, during periods of unfavorable economic conditions, business travelers historically have reduced the volume of their travel, either due to cost-saving initiatives, the replacement of travel with alternatives such as videoconferencing or as a result of decreased business activity requiring travel. Furthermore, an increase in price levels generally or in price levels in a particular sector (such as current inflationary pressures related to domestic and global supply chain constraints, which have led to both overall price increases and pronounced price increases in certain sectors) could result in a shift in consumer demand away from both leisure and business travel. Reduced or flat consumer spending may drive us and our competitors to reduce or offer promotional prices, which would negatively impact our gross margin. Any of the foregoing would adversely affect the Company's business and operating results. Significant declines in industry passenger demand, particularly with respect to the Company's business and premium cabin travelers and a reduction in fare levels could lead to a material reduction in revenue, changes to the Company's operations and deferrals of capital expenditure and other spending. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.
The Company's business relies extensively on third-party service providers, including certain technology providers. Failure of these parties to perform as expected, or interruptions in the Company's relationships with these providers or their provision of services to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.
The Company has engaged third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities and performance of airport ground services, aircraft fueling operations, catering services and air cargo handling services, among other vital functions and services. Although generally the Company enters into agreements that define expected service performance and compliance requirements, there can be no assurance that our third-party service providers will adhere to these requirements. Accordingly, any of these third-party service providers may materially fail to meet their service performance commitments to the Company or may suffer disruptions to their systems, labor groups or supply chains that could impact their services. For example, failures in certain third-party technology or communications systems have caused, and may in the future cause, flight delays or cancellations. In addition, the failure of any of the Company's third-party service providers to perform their service obligations adequately, or other interruptions of services, may reduce the Company's revenues and increase its expenses, prevent the Company from operating its flights and providing other services to its customers or result in adverse publicity or harm to our brand. We may also be subject to consequences from any illegal conduct of our third-party service providers, including for their failure to comply with anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act. In addition, the Company's business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.
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
The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An extended interruption or disruption at one of our hubs or other airports where we have a significant presence resulting from ATC delays, weather conditions, natural disasters, growth constraints, relationships with or the performance of third-party service providers, cybersecurity incidents and other failures of computer systems, disruptions to government agencies or personnel (including as a result of government shutdowns), regulatory changes, disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations and market constraints, power supplies, fuel supplies, terrorist activities, international hostilities or other factors could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a material adverse impact on our business, operating results and financial condition. For example, we perform significant aircraft and engine maintenance operations at our SFO airport hub and any disruption or interruption at our SFO hub could have a serious impact on our overall operations. We have minimal control over the operation, quality or maintenance of these services or whether our suppliers will improve or continue to provide services that are essential to our business. For example, because we prioritize operational excellence and continually work to optimize our route network and schedule, in light of the industry-wide operational challenges at airports in our network that have limited our system-wide capacity (two of the more prominent examples being the grounding of a number of the Company's transatlantic flights in response to the capacity cut by London Heathrow during the summer of 2022 and the flight disruptions experienced at EWR during the summer of 2023), we have reconfigured our proposed flight schedule and capacity to help improve our operational performance and our customers' experience. These industry-wide operational challenges have had a negative impact on our business and operating results and are expected to continue. In the future, we may not be able to adjust our operations to mitigate their effect, which may have a negative impact on our business, operating results, financial condition and liquidity and may limit our ability to expand or change our route network and execute our United Next strategy.
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
As a global business with operations outside of the United States from which we derive significant operating revenues, volatile conditions in certain international regions may have a negative impact on our operating results and our ability to achieve our business objectives. The Company's international operations are a vital part of its worldwide airline network. Political disruptions and instability in certain regions have negatively impacted the demand and network availability for air travel, as well as fuel prices, and may continue to have a negative impact on these and other items. For example, the suspension of the Company's overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflict in the Middle East have significantly impacted our financial condition, cash flows and results of operations. In addition, terrorist attacks or international hostilities, even if not made on or targeted directly at the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings, travel restrictions, selective cancellation or redirection of flights and new security regulations) could materially and adversely affect the Company and the airline industry. The Company's financial resources and insurance coverage may not be sufficient to absorb the adverse effects of any future terrorist attacks, international hostilities or other security events, which could have a material adverse impact on the Company's financial condition, liquidity and operating results. In addition, due to threats against the aviation industry, the Company has incurred, and may continue to incur, significant expenditures to comply with security-related requirements to mitigate threats and protect the safety of our employees and customers.
Managing our reputation and brand image is critical to our business success and if our reputation or brand image is damaged, it could adversely affect our business or financial results.

We operate in a public-facing industry and maintaining a good reputation and brand image is critical to our business. The Company's reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all of our operations and activities; any failure or perceived failure to achieve and/or make progress toward any publicly-announced safety, community impact, environmental sustainability, human capital management, people impact, responsible sourcing, cybersecurity or governance ("Corporate Citizenship") goals, which are aspirational, subject to risks and uncertainties that are outside of our control and are not guarantees that we will be able to achieve them, within the anticipated timelines disclosed or at all; our stakeholders, including proxy advisory services, not being satisfied with our Corporate Citizenship goals or strategy, our efforts to meet such goals or our actual or perceived position or lack of position on political, public policy or other sensitive issues; public pressure, which can be varied and conflicting, from investors or policy groups to change our Corporate Citizenship policies and strategies or our position on political, public policy or other sensitive issues; customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, including greenwashing concerns regarding our advertising campaigns and marketing programs related to our sustainability initiatives; deficiencies in the quantitative data that we disclose in relation to our Corporate Citizenship goals; customer perceptions of statements made by us, our employees, executives or agents or others; or negative or inaccurate publicity, such as posts, articles or comments on social media, on the internet or in the press. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
Regulators, customers, investors, employees and other stakeholders are focusing more on Corporate Citizenship impacts of operations, diligence processes and related disclosures, which are subject to legislation, regulations, standards and accords for identifying, collecting, measuring and reporting that are developing and sometimes ambiguous, inconsistent or conflicting, could change over time and could result in significant revisions of our goals. This scrutiny and the associated legislation, regulations, standards and accords also involve internal controls and processes that continue to evolve and are not uniform; depend in part on third-party performance or data that is outside the Company's control; expose us to litigation and regulatory enforcement risks; and have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations, legislation, regulations, standards and accords.
Our reputation and brand image may be impacted by our ability to comply with applicable Corporate Citizenship-related federal, state and international binding or non-binding legislation, regulation, standards and accords as well as by the accuracy, adequacy or completeness of our disclosures relating to our Corporate Citizenship goals and initiatives and progress towards those goals.
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
Automated systems and technologies, including AI, may become increasingly important in our operations over time. The Company may face challenges in implementing, integrating and modifying the automated systems and technologies required to operate its business or new systems and technologies designed to enhance its business, each of which may require significant expenditures, human resources, the development of effective internal controls and the transformation of business and financial processes. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if AI is improperly utilized, including if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we would be exposed to new or expanded risks and liabilities related to inaccuracies or errors in the output of such AI applications and our business, reputation, financial condition, and results of operations may be adversely affected. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including current and proposed government regulation of AI, may require significant resources to develop, test and maintain our AI platform and services to help us implement AI in a compliant and ethical manner in order to minimize any adverse impact to our business. If the Company is generally unable to timely or effectively implement, integrate or modify its systems and technology, the Company's operations could be adversely affected.
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
The Company must manage increasing legislative, regulatory and consumer focus on privacy issues, data security and cybersecurity risk management in a variety of jurisdictions domestically and across the globe. For example, the EU's General Data Protection Regulation imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance that have resulted in substantial adverse financial consequences to non-compliant companies. Similarly, Executive Order 14117 (Preventing Access to Americans' Bulk Sensitive Personal Data and US Government Related Data By Countries of Concern), and its implementing regulations, may limit our ability to share information with China and other "Countries of Concern" and certain service providers. Depending on the regulatory interpretation and enforcement of emerging data protection regulations and industry standards, the Company's business operations could be impacted, up to and including being unable to operate, within certain jurisdictions. Also, some of the Company's commercial partners, such as credit card companies, have imposed data security standards that the Company must meet. The Company will continue its efforts to meet its privacy, data security and cybersecurity risk management obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could require changes in the Company's operating processes and increase the Company's costs. Any significant liabilities associated with violations of any related laws or regulations could also have an adverse effect on our business, operating results, financial condition and liquidity, reputation and consumer relationships.
Additionally, the Company must manage the increasing threat of continually evolving cybersecurity risks. Our network, systems and storage applications, and those systems and applications maintained by our third-party commercial partners (such as aircraft and engine suppliers, cloud computing companies, credit card companies, regional airline carriers and international airline partners) have been and likely will continue to be subject to attempts to gain unauthorized access, breaches, malfeasance or other system disruptions, including those involving criminal hackers, denial of service attacks, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby, and we may not be able to realize the benefits of our proactive defense measures and may experience operational difficulty in implementing them. Our use of AI applications has resulted in certain immaterial cybersecurity incidents and may in the future result in additional cybersecurity incidents, including incidents that implicate the personal data of our customers, employees or users of such applications, any of which could have an adverse effect on our business, operating results, financial condition and liquidity, reputation and consumer relationships. In addition, as attacks by cybercriminals and nation state actors become more sophisticated, frequent and intense, the costs of proactive defense measures have increased and will likely continue to increase. Furthermore, the Company's remote work arrangements may make it more vulnerable to targeted activity from cybercriminals and significantly increase the risk of cyberattacks or other security breaches. While we endeavor to safeguard our network, systems and applications, including through risk assessments, system monitoring, cybersecurity and data protection policies, processes and technologies and employee awareness and training, and seek to require that third parties adhere to security standards, there is no assurance that such actions will be sufficient to prevent actual or perceived cybersecurity incidents or data breaches or the damages and impacts to our business that result therefrom.
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
Human Capital Management Risks
Union disputes, employee strikes or slowdowns and other labor-related disruptions as well as increased labor and regulatory compliance costs could adversely affect the Company's business, operations and results of operations.
United is a highly unionized company. As of December 31, 2024, the Company and its subsidiaries had approximately 107,300 employees, of whom approximately 82% were represented by various U.S. labor organizations. See Part I, Item 1. Business—Human Capital Management and Resources of this report for additional information on our represented employee groups and collective bargaining agreements. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company entering into collective bargaining agreements with its represented employee groups. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company's normal operations in an attempt to pressure the Company in collective bargaining negotiations. Although the Railway Labor Act makes such actions unlawful until the parties have been lawfully released to self-help after the failure of direct negotiation, mediation and arbitration process to reach a resolution, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm to the Company's operations even if ultimately enjoined. Similarly, if the operations of our third-party regional carriers, ground handlers or other vendors are impacted by labor-related disruptions, our operations could be adversely affected. In addition, collective bargaining agreements with the Company's represented employee groups have materially increased the Company's labor costs due to wage inflation. We remain in negotiations regarding certain of these collective bargaining agreements and anticipate that any new contracts involving the relevant labor groups may include material increases in salaries and other benefits, which would significantly increase our labor expense. Furthermore, there is rising litigation in the airline industry over the application of state and local employment and labor laws that purport to govern benefits and duties of certain employee groups but are increasingly in conflict with our negotiated collective bargaining agreements. Adverse decisions in these cases could negatively impact our operational flexibility and ability to apply our collective bargaining agreements as negotiated.
If we are unable to attract, train or retain skilled personnel, including our senior management team or other key employees, our business could be adversely affected.
Much of our future success is largely dependent on our continued ability to attract, train and retain talented, highly-qualified personnel with industry experience and knowledge, including our senior management team and other key employees. Competition for qualified talent in the aviation industry is intense and labor market constraints may arise in the future. If there is a shortage of skilled labor, we may be unable to successfully transition key roles, the cost of hiring and retaining quality talent could materially increase and our operations may be impacted, which could impair our ability to adjust capacity or otherwise execute our strategic operating plan. In addition, if we are unable to effectively provide for the succession of senior management or other key employees, our business, ability to execute our strategic operating plan or company culture may be adversely affected.
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

United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT modified, suspended or revoked these certificates, it could have a material adverse effect on the Company's business. The DOT also regulates consumer protection and, through its investigations or rulemaking authority could impose restrictions that materially impact the Company's business. United also operates pursuant to an air carrier operating certificate issued by the FAA, and FAA orders and directives have previously resulted in the temporary grounding of an entire aircraft type when the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action (including the FAA Emergency Airworthiness Directives suspending service of the Company's Boeing 737 MAX 9 aircraft in January 2024 and grounding our Boeing 777 Pratt & Whitney powered aircraft in February 2021), which has had and could in the future have a material effect on the Company's business, operating results and financial condition.
In May 2024, the U.S. Congress approved a reauthorization for the FAA running through fiscal year 2028. Among other things, the FAA reauthorization increased the authorized funding level for the FAA and required the hiring of additional air traffic controllers, an effort to address staffing and resource shortages and improve the operation of the ATC system in the U.S. Any new or enhanced requirements resulting from the FAA reauthorization may materially impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to environmental issues relevant to the airline industry, such as the implementation of CORSIA, which could negatively impact the Company and the airline industry.
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
Access to slots at several major U.S. airports and many foreign airports served by the Company is subject to government regulation on airspace management and competition that might limit the number of slots or change the rules on the use and transfer of slots. If slots are eliminated at one of our hubs or other airports, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on take-offs and landings could result in greater congestion both at the affected airport and in the regional airspace and could significantly impact the Company's operations. Similarly, a government or regulatory agency, including the DOT, could choose to impose slot restrictions at one of our hubs or other airports or grant increased access to another carrier and limit or reduce our operations at an airport, whether or not slot-controlled, which could have a significant impact on our operations. The DOT (including the FAA) may limit the Company's airport access by limiting the number of departure and arrival slots at congested airports, which could affect the Company's ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost to access their facilities, which could have an adverse effect on the Company's business. If the DOT were to take actions that adversely affect the Company's slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots.
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
In addition, disruptions to the Company's business could result from the deployment of new cellular networks (e.g., "5G") by wireless carriers, which, due to potential interference with aircraft systems, could cause flights to be cancelled or diverted, which in turn could affect consumer perceptions of the safety of air travel. For example, over the past years regulators have addressed potential "5G" interference on a temporary and piecemeal basis tailored to specific aircraft and airports, which could occur again. Systematic regulation of the overlap between aviation systems and cellular networks may not occur in the near term or may not involve terms that are favorable to the Company.
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
From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3. Legal Proceedings, of this report. In addition, the Company was subject to an increased risk of litigation and other proceedings as a result of the COVID-19 pandemic and responsive measures. For example, the Company is involved in a certified class action lawsuit relating to its vaccination requirements for employees. No assurances can be given that the results of these or any potential new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and operating results, including as a result of non-monetary remedies, and could also result in adverse publicity. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. If we fail to comply with the terms contained in any settlement, order or agreement with a governmental authority relating to these matters, we could be subject to criminal or civil penalties, which could have a material adverse impact on the Company. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. Any of these payments may be material.
We are subject to many forms of environmental regulation and liability as well as risks associated with climate change and may incur substantial costs as a result.
Many aspects of the Company's operations are subject to federal, state, local and international laws regarding the environment, including those relating to water discharges, safe drinking water and the use and management of hazardous materials and wastes. Compliance with existing and future environmental laws and regulations has required and may in the future require significant expenditures and operational changes. Violations have led and may in the future lead to significant fines, penalties, lawsuits and reputational harm. In addition, we have in the past been identified and may in the future be identified as a responsible party for environmental investigation and remediation costs under applicable environmental laws due to the disposal or release of hazardous substances generated by our operations, including PFAS, which were designated by U.S. EPA in 2024 as hazardous substances under the Comprehensive Environmental Response, Compensation & Liability Act. We could also be subject to environmental liability claims from various parties, including airport authorities and other third parties, related to our operations at our owned or leased premises, including our use of PFAS-containing fire suppression systems as required by fire codes and insurers, or the off-site disposal of waste generated at our facilities.
As discussed in Part I, Item 1. Business—Our Approach to Corporate Citizenship and Value Creation—Environmental Sustainability Strategy, the Company has made commitments to reduce its GHG emissions by 100% by 2050 and its carbon emission intensity by 50% by 2035 compared to 2019. The Company has incurred, and expects to continue to incur, costs to achieve its goal of net zero carbon emissions, which will involve a transition to lower-carbon technologies (such as SAF), and to comply with environmental sustainability legislation and regulation and non-binding standards and accords. Such activity may require the Company to modify its supply chain practices, make capital investments to modify certain aspects of its operations or increase its operating costs (including fuel costs). The potential transition cost to a lower-carbon economy could be prohibitively expensive without appropriate government policies and incentives in place. The precise nature of future binding or non-binding legislation, regulation, standards and accords in this area of increased focus by global, national and regional regulators is difficult to predict and the financial impact to the Company could be significant if future legal standards and regulatory policies do not align with or support the Company's plans to achieve its climate goals. For instance, CORSIA-related costs cannot be fully predicted at this time, but the program, which requires the purchasing of carbon offsets, is expected to increase operating costs for airlines that operate internationally. There is also a risk that a patchwork of inconsistent or conflicting regional environmental requirements could unduly shift excessive cost burden to airlines and inhibit the development of carbon reduction technologies that the Company needs to reach its climate goals. The Company believes that climate change presents, along with challenges, strategic opportunities and that the sustainability-related solutions the Company is pursuing to advance its climate goals will help mitigate several of these potential risks posed by the transition to a lower-carbon economy. While the Company has not yet purchased carbon offsets for CORSIA compliance, the Company anticipates being required to do so by January 2028 if a regulatory framework to implement CORSIA within the United States is established. There is a risk that insufficient CORSIA-eligible carbon offsets will be available for purchase for CORSIA compliance.
There can be no assurance of the extent to which any of our climate goals will be achieved or that any current or future investments that we make in furtherance of achieving our climate goals will produce the expected results or meet stakeholders' evolving expectations. Moreover, future events could lead the Company to prioritize other nearer-term interests over progressing toward our current climate goals based on business strategy, economic, regulatory and social factors or pressure from investors or other stakeholders. If we fail—or are perceived to fail—to meet or properly report on our progress toward achieving our climate change goals and commitments, we could face adverse reactions from investors or other stakeholders, which could result in adverse effects to the Company. In addition, the Company believes it is possible that, in the future, segments of the public may choose to fly less frequently as a result of negative perception of the environmental impact of air travel or fly on an airline based on carriers' GHG emissions or which carrier they perceive as operating in a manner that is more sustainable to the climate, which presents both a challenge and an opportunity for the Company and is why the Company is resolute in attaining its mid-term and long-term climate goals; if this trend materializes, the Company's results of operations could be adversely impacted and those impacts could be exacerbated if the Company fails to meet or properly report on its climate change goals and commitments. More broadly, we could also be subject to climate litigation, as groups, individuals and governmental authorities affected by climate change seek to recover climate-related damages from entities they perceive as being partially responsible for human-induced climate change because of the emission of GHGs from their operations.
The Company's key pathways to achieving its climate goals include investing in and using more SAF, reducing its conventional jet fuel consumption and working with strategic partners to advance the future of more sustainable flight. The achievement of our goals is therefore largely dependent on the significant development of and maturation in the SAF market. Currently, there is a premium for SAF above the cost of conventional jet fuel and this premium may increase in certain markets in the near future due to SAF blending mandates in Europe, the UK and other parts of the world. The Company has been able to increase its purchases of SAF in recent years due to its corporate customers' funding of the price premium for SAF through the Company's Eco-Skies Alliance, but the willingness of corporate customers to assist the Company in covering the price premium for SAF in the future could decrease for a number of reasons, including based on economic factors or concerns regarding the validity of a book and claim approach for claiming the emissions reductions from SAF, constraints on supplies of SAF that meet customer requirements or emerging SAF certification schemes developed by non-governmental organizations or practices whereby corporate customers purchase the environmental attributes from SAF directly from fuel producers, bypassing the airlines. In addition, the demand for cost-competitive SAF within the aviation industry significantly exceeds the current available supply. While we have been able to increase our current supply of SAF year over year through definitive offtake agreements, we have also entered into certain conditional agreements with start-up companies for future SAF supply. These conditional SAF purchase agreements for future SAF supply may pertain to production from facilities that are planned but not yet operational and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will produce SAF at commercial scale or that they will meet expected production timelines and volumes.
As we seek to mitigate our business risks associated with climate change by establishing robust environmental programs, the Company has incurred costs and substantial operational disruptions as a result of both its physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technological changes) associated with climate change. Climate change is expected to increase the frequency, severity, unpredictability and duration of severe weather events and other natural cycles and could affect travel demand as well as result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in a significant loss of revenue and higher costs. In addition, certain of our and our vendors' and airport authorities' operations and facilities around the world are in locations that may be impacted by the physical impacts of climate change and we could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. We are not able to reasonably predict the future materiality of any potential losses or costs associated with the effects of climate change.
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
Aircraft fuel is critical to the Company's operations and is one of our largest operating expenses. During the year ended December 31, 2024, the Company's fuel expense was approximately $11.8 billion. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of its vendors and service providers to maintain supply integrity. Consequently, the Company can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company's system.
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
Given the highly competitive nature of the airline industry, the Company historically has had limited ability to, and may not be able to in the future, increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, any such fare or fee increase may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company's operations, strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period of time may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges. If fuel prices were to then subsequently rise quickly, there may be a lag between the rise in fuel prices and any improvement of the revenue environment.
The Company does not currently hedge its future fuel requirements. However, to the extent the Company decides to start a hedging program to hedge a portion of its future fuel requirements, such hedging program may not be successful in mitigating higher fuel costs and any price protection provided may be limited due to the choice of hedging instruments and market conditions, including the breakdown of correlation between any such hedging instrument and the market price of aircraft fuel and failure of hedge counterparties. To the extent that the Company decides to use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit the Company's ability to benefit fully from lower fuel prices in the future. If fuel prices decline significantly from the levels existing at the time the Company enters into a hedge contract, the Company may be required to post collateral (margin) beyond certain thresholds. There can be no assurance that any such hedging arrangements would provide any particular level of protection against rises in fuel prices or that the counterparties to any such hedging arrangements would be able to perform. Additionally, deterioration in the Company's financial condition could negatively affect its ability to enter into hedge contracts in the future.
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
The senior secured notes (the "MileagePlus Senior Secured Notes") secured by substantially all of the assets of Mileage Plus Holdings, LLC in particular contain stringent covenants, limit our flexibility to manage our capital structure and limit our ability to make financial and operational changes to the MileagePlus program. If we were to default under the agreements governing the MileagePlus Senior Secured Notes, the noteholders' exercise of remedies could result in our loss of the MileagePlus program, which would have a material adverse effect on our business, results of operations and financial condition. As a result we may take actions to ensure that the MileagePlus Senior Secured Notes are repaid or that the noteholders' remedies under such agreements are not exercised, potentially to the detriment of our other creditors.
The Company's ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.
As of December 31, 2024, UAL reported consolidated U.S. federal net operating loss ("NOL") carryforwards of approximately $9.7 billion. The Company's ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods and, as a result, certain of the Company's NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full. In addition, the Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Potential future transactions involving the sale or issuance of UAL common stock may increase the possibility that the Company will experience a future "ownership change" under Section 382. Such transactions may include the exercise of warrants ("Warrants") issued in connection with the Coronavirus Aid, Relief, and Economic Security Act programs, the issuance of UAL common stock for cash, the conversion of any future convertible debt, the repurchase of any debt with the Company's common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of UAL common stock, or a combination of the foregoing.
The Company has established a tax benefits preservation plan (the "Plan") in order to preserve the Company's ability to use its NOLs and certain other tax attributes to reduce potential future income tax obligations. On December 4, 2023, the Company entered into an amendment to extend the Plan until December 4, 2026, which was approved by the Company's stockholders at the Company's 2024 annual meeting of stockholders. The Plan is designed to reduce the likelihood that the Company experiences an "ownership change" by deterring certain acquisitions of Company securities. There is no assurance, however, that the deterrent mechanism in the Plan will be effective, and such acquisitions may still occur. In addition, the Plan may adversely affect the marketability of UAL common stock by discouraging existing or potential investors from acquiring UAL common stock or additional shares of UAL common stock because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of UAL common stock would suffer substantial dilution of its ownership interest in the Company.
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
The closing price for our common stock has varied between a high of $102.44 and a low of $37.88 in the year ended December 31, 2024. Volatility in the market price of our common stock may prevent holders from selling shares at or above the prices paid for them. The market price of our common stock could fluctuate significantly for various reasons which include: changes in the prices or availability of oil or jet fuel; our quarterly or annual earnings or those of other companies in our industry; changes in our earnings or recommendations by research analysts who track our common stock or the stock of other airlines; the public's reaction to our press releases, our other public announcements and our filings with the SEC; changes in the competitive landscape for the airline industry, including any changes resulting from industry consolidation whether or not involving the Company; an accident, catastrophe or incident involving an aircraft that the Company operates; mandatory grounding of an aircraft that the Company operates; changes in general conditions in the United States and global economies, financial markets or airline industries, including those resulting from changes in fuel prices or fuel shortages, war, incidents of terrorism, pandemics, geopolitical conflicts or responses to such events; our liquidity position; the sale of substantial amounts of our common stock; and the other risks described in these "Risk Factors."
The Company's operating results fluctuate due to seasonality and other factors associated with the airline industry, many of which are beyond the Company's control.
Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company's operating results generally reflect this seasonality but have also been impacted by numerous other factors that are not necessarily seasonal, including, among others, extreme or severe weather, outbreaks of disease, public health issues (such as the COVID-19 pandemic) and associated government restrictions and regulations, ATC congestion, geological events, political instability, terrorism, natural disasters, changes in the competitive environment due to industry consolidation, tax obligations, general economic conditions and other factors, as well as related consumer perceptions. Such factors have adversely affected, and could in the future continue to adversely affect, the Company. As a result, the Company's quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
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
As part of our capital deployment program, in the fourth quarter of 2024, the Board authorized a share repurchase program. The Company believes the price of its stock should reflect expectations that the share repurchase program will be fully consummated. However, the program does not obligate us to purchase any specific dollar amount or to acquire any specific number of shares of UAL common stock or Warrants. The specific timing and amount of any share or Warrant purchases will depend on the capital needs of the business, the market price of UAL common stock, general market conditions, securities law limitations and other factors. Our future repurchases of UAL common stock and Warrants, if any, may be limited, suspended or discontinued at any time at our discretion and without prior notice, which could adversely affect our stock price. We, therefore, cannot guarantee that the share repurchase program will enhance long-term stockholder value.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Board and Management Oversight of Cybersecurity Risks
The Company considers management of cybersecurity and digital risk as essential for enabling success. The Audit Committee (the "Audit Committee") of the Board provides oversight of the Company's risk assessment and risk management policies and strategies with respect to significant business risks, including cybersecurity and digital risk. On a regular basis, the Audit Committee reviews reports from the Company's Chief Information Security Officer ("CISO") or her representative(s) regarding the identification and management of cybersecurity risks, including when applicable, notable cybersecurity threats or incidents impacting the aviation sector and the Company; results of independent third-party assessments of the Company's cybersecurity program; key metrics, capabilities, resourcing and strategy regarding the Company's cybersecurity program; and updates related to cybersecurity regulatory developments.
The CISO leads the Company's Cybersecurity and Digital Risk ("CDR") organization, which oversees the Company's approach to identifying and managing cybersecurity and digital risk. The Company's current CISO has extensive technology and risk management experience in critical infrastructure sectors and is qualified as a boardroom certified technology expert by the Digital Directors Network. She has served on the U.S. President's National Infrastructure Advisory Council, examining and providing recommendations related to cross-sector critical infrastructure security and resilience. She serves on the board of directors of the Internet Security Alliance, is currently a member of the Cybersecurity Council at Airlines for America (and has served as Chair) and is currently a member of the board of directors of the Aviation Information Sharing and Analysis Center (A-ISAC). The CDR organization includes teams focusing on cyber defense, identity & digital trust, secure product solutions & aircraft cybersecurity operations. The teams include individuals with a variety of cybersecurity expertise, including expertise in penetration testing; application cybersecurity; product cybersecurity; cloud cybersecurity; infrastructure cybersecurity; cybersecurity engineering and architecture; identity and access management; vulnerability and asset management; cybersecurity threat intelligence; cybersecurity regulatory compliance; digital fraud; digital trust; incident response; insider threat assessment; and aircraft cybersecurity.
The Company's senior leadership, including across the functions of the Company's safety, legal, government affairs, operations, aviation security, finance, communications and digital technology as well as others when appropriate, support CDR and contribute to the management of cybersecurity and digital risk by attending regular cybersecurity risk reviews and participating in cybersecurity exercises.
Cybersecurity Risk Management and Strategy
The Company established a risk-based strategy informed by guiding principles from industry standard cybersecurity and risk management frameworks, such as those published by the National Institute of Standards and Technology. The Company's cybersecurity risk management framework is integrated with the Company's Enterprise Risk Management ("ERM") process that is subject to oversight by the Board. Cybersecurity risks are one of the key risks regularly evaluated, assessed and monitored as part of the Company's overall ERM process.
As part of its risk-based strategy, the Company maintains appropriate technical and organizational measures and regularly reviews the appropriateness of those controls based on changes to the technical or regulatory environment. The Company also regularly incorporates cybersecurity awareness training into employee communications, engagement and training activities. The Company participates in various information-sharing organizations to timely share and receive threat information, thereby improving the collective defense of the aviation, retail and hospitality and other critical infrastructure sectors. The Company regularly seeks opportunities to improve its capabilities, including through cybersecurity trainings and skill development programs for its CDR members.
The Company utilizes a variety of third parties in connection with its cybersecurity risk management. The Company also employs third-party cybersecurity companies to add capacity or expertise when necessary. Additionally, assessments of the Company's cybersecurity program are periodically conducted by independent third-party assessors.
The Company is subject to cybersecurity risks related to its business partners and third-party service providers, as further detailed under the heading "Increasing privacy, data security and cybersecurity obligations or a significant data breach may adversely affect the Company's business" included as part of the risk factor disclosures in Part I, Item 1A. of this report. To manage these risks, the Company considers the impact of third-party incidents as part of its cybersecurity incident response processes. The Company also conducts evaluations of key suppliers based on risk and seeks to incorporate appropriate security standards to manage the risk. The Company also regularly monitors the external cybersecurity posture of select third parties through various service providers.

Crucially, the Company and its suppliers strive to design and implement technical and organizational controls comprehensively, consistently and effectively as intended to protect the confidentiality, integrity or availability of systems and data. However, because the Company utilizes a risk-based strategy, based on professional judgment and analysis of the risks, it is possible that the Company may underappreciate or not recognize a specific risk. Moreover, even the best designed and implemented security controls may not eliminate the occurrence of cybersecurity incidents.
Cybersecurity Incident Management
The CDR organization uses a variety of prevention and detection tools and other resources to identify potential cybersecurity incidents. When a cybersecurity incident is identified, CDR's incident response team engages with the appropriate subject matter experts, the relevant management of impacted organization(s) and others to analyze, contain, eradicate, mitigate and recover from the incident as applicable. When appropriate, during the incident response process, the CISO, CDR leadership and the Company's Chief Legal Officer may be informed and consulted and if deemed necessary, incidents may be escalated for review by the Senior Leader Crisis Team, which consists of cross-functional leaders of the Company. The Company maintains a process in which a subgroup of the Company's Disclosure Council would make a recommendation regarding the materiality of a cybersecurity incident to the full Disclosure Council and subsequently to the Audit Committee. Additionally, the CDR organization has frequent operating rhythms to, among other things, review cybersecurity incidents and track the progress of cybersecurity initiatives.
The Company faces risks from cybersecurity threats, including as a result of any cybersecurity incidents, that could have materially affected or are reasonably likely to materially affect its business strategy, results of operations, and financial condition, cash flows or reputation. Although to our knowledge such risks have not materially affected us in the last three fiscal years, from time to time the Company has experienced and will continue to experience cybersecurity incidents, whether directly or through our supply chain or other channels, in the normal course of its business. For more information about the cybersecurity-related risks that the Company faces, see the risks detailed under the headings "The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems could materially harm its business or business strategy" and "Increasing privacy, data security and cybersecurity obligations or a significant data breach may adversely affect the Company's business" included as part of our risk factor disclosures in Part I, Item 1A. of this Form 10-K.
ITEM 2.    PROPERTIES.
Fleet. As of December 31, 2024, United's mainline and regional fleets consisted of the following:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
777-300ER	22	22	—	350	7.0
777-200ER	55	54	1	276-362	24.8
777-200	19	19	—	364	27.5
787-10	21	21	—	318	4.2
787-9	41	34	7	257	6.7
787-8	12	12	—	243	11.5
767-400ER	16	16	—	231	23.3
767-300ER	37	37	—	167-203	28.8
757-300	21	21	—	234	22.3
757-200	40	39	1	176	27.9
737 MAX 9	85	61	24	179	2.8
737 MAX 8	107	48	59	166	1.6
737-900ER	136	136	—	179	12.0
737-900	12	12	—	179	23.3
737-800	141	130	11	166	20.8
737-700	40	38	2	126	25.8
A321neo	29	24	5	200	0.4
A320-200	79	78	1	150	25.3
A319-100	81	52	29	126	23.1
Total mainline	994	854	140		15.8

Aircraft Type	Total	Owned	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft	Seats in Standard Configuration
Regional:
E175	217	102	115	SkyWest: 111 Mesa: 55 Republic: 51	70/76
E170	15	—	15	Republic: 15	70
CRJ900	6	—	6	Mesa: 6	76
CRJ700	17	—	17	SkyWest: 17	70
CRJ550	50	13	37	GoJet: 46 SkyWest: 4	50
CRJ200	50	—	50	SkyWest: 50	50
ERJ145XR	57	57	—	CommuteAir: 57	50
Total regional	412	172	240
In addition to the aircraft presented in the table above, United owned or leased the following regional aircraft as of December 31, 2024:
• 6 CRJ550s, 5 E175s and 38 ERJ145XRs that are temporarily grounded; and
• 8 CRJ700s awaiting conversion to CRJ550s.
Firm Order and Option Aircraft. As of December 31, 2024, United had firm commitments to purchase aircraft from Boeing and Airbus presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	2025	2026	After 2026	2025	2026	After 2026
787	147	28	17	102	9	20	118
737 MAX 8	16	16	—	—	16	—	—
737 MAX 9	138	68	70	—	28	48	62
737 MAX 10	167	—	3	164	—	—	167
A321neo	101	23	16	62	20	17	64
A321XLR	50	—	12	38	—	9	41
A350	45	—	—	45	—	—	45
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
Facilities. United leases gates, hangar sites, terminal buildings and other airport facilities in the municipalities it serves. United has major terminal facility leases at SFO, IAD, ORD, LAX, DEN, EWR, IAH and GUM with expiration dates ranging from 2025 through 2056. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company having financial responsibility for maintenance, insurance and other facility-related expenses and services.
United also maintains administrative, catering, cargo, training, maintenance and other facilities to support its operations in the cities it serves. In addition, United has multiple leases, which expire from 2029 through 2033, for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston.
ITEM 3.    LEGAL PROCEEDINGS.
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings, including, without limitation, litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, inquiries and similar actions involving its passengers, customers, suppliers, employees and stockholders, as well as government agencies, among others, arising in the ordinary course of business and that have not been fully resolved. Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions.
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
Holders of Common Stock
As of February 24, 2025, there were 5,363 holders of record of UAL common stock.
The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by Computershare Investor Services, our transfer agent, and does not include holders of shares in "street name" or other holders identified in security position listings maintained by depository trust companies.
Dividend Policy
There were no cash dividend payments during the year ended December 31, 2024 and we do not expect to pay cash dividends in the foreseeable future. Future decisions to pay cash dividends continue to be at the discretion of the Board and will be dependent on our profitability expectations, net income, operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to the Company's repurchases of UAL common stock during the quarter ended December 31, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	(a) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions)
October 1 - 31	575,405	$75.02	575,405	$1,457
November 1 - 30	296,796	86.60	296,796	1,431
December 1 - 31	124,875	97.29	124,875	1,419
Total	997,076		997,076

(a) On October 15, 2024, the Company announced that its Board authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and Warrants, subject to a limit of $500 million in the aggregate through 2024. As of February 24, 2025, the dollar value of the shares that may yet be purchased under the program is approximately $1.3 billion. See Note 3 to the financial statements included in Part II, Item 8 of this report for additional information on the share repurchase program.
(b) Average price paid per share is calculated on a settlement basis and excludes commission and taxes.
Recent Sale of Unregistered Securities and Use of Proceeds
The Company did not sell any securities that were not registered under the Securities Act during the period covered by this report that have not been previously disclosed on a Form 10-Q or Form 8-K.
Stock Performance Graph
The following graph compares the cumulative total stockholder return during the period from December 31, 2019 to December 31, 2024 of UAL common stock to the Standard and Poor's 500 Index ("SPX") and the NYSE Arca Airline Index ("XAL"). The comparison assumes $100 was invested on December 31, 2019 in UAL common stock and in each of the foregoing indices and assumes that all dividends were reinvested.
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
This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024 (the "2023 Annual Report").
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
We are the largest airline measured by available seat miles in the world, helping to connect around 174 million passengers to more than 360 destinations across six continents. The Company remains focused on delivering on four strategic pillars, which it believes has helped, and will continue, to differentiate United from the rest of the industry:
•United Next: In 2024 we continued to make progress with our United Next plan to align our network and product with the potential of our hubs while remaining focused on protecting the safety of our employees and customers and providing a superior customer experience. United Next aims to increase customer choice and win brand-loyal customers by offering a diversity of products ranging from Basic Economy to Polaris and growing our leading global network, which the Company expects will lead to diverse revenue streams for the Company. As part of our United Next growth plan, we expect to take delivery of over 660 new narrow- and widebody aircraft by the end of 2033. The new aircraft that the Company has taken delivery of to date have increased our gauge, scale, and connectivity, as well as improved the Company's fuel efficiency. Other key highlights of our United Next plan include:
–increasing our employee headcount by more than 30,000 employees since 2020;
–surpassing 300 new and retrofit aircraft featuring our signature interior with bigger bins, seatback screens at every seat and Bluetooth connectivity;

–expanding our leading global network to destinations like Ulaanbaatar, Mongolia; Nuuk, Greenland; Kaohsiung, Taiwan; Palermo, Italy; Bilbao, Spain; Faro, Portugal; Madeira Island, Portugal; Puerto Escondido, Mexico; and Dakar, Senegal;
–launching Kinective MediaSM (the first media network that uses insights from travel behaviors to connect customers to personalized advertising, experiences and offers from leading brands);
–announcing an industry-leading agreement with SpaceX to bring Starlink's Wi-Fi service (the world's fastest, most reliable Wi-Fi in the sky) to the Company's aircraft; and
–making significant technology changes that empower our employees and improve the customer experience.
•Operational excellence: The most important factor for customer satisfaction is on-time flights. We face some unique challenges in this respect because we operate hubs in the most congested and constrained airports in the country. That backdrop means that United needs to be a leader at using technology to overcome these challenges. We have been working strategically to overcome operational challenges and continue to innovate in order to make advancements in this area.
•Pre-tax margin: We believe that best-in-class margin performance will provide the cash flow needed to support our planned investments in growth.
•Customer service: We believe that excellent customer service is part of de-commoditizing air travel. Our people are our greatest asset and they are by far the most important part of our product. Ultimately our people provide customers with the service they expect.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, airline capacity, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution and effect of our business strategies, including our United Next plan, especially relating to our focus on expanding market and product opportunities and the growth in the scale of our operations; the impact on the Company of significant operational challenges by third parties on which we rely; aircraft delivery delays; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; increasing maintenance expenses; changes in interest rates; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends.
Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements or the implementation of new legal requirements and any failure to comply with such legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the closure of our flying airspace and termination of other operations due to regional conflicts, including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflict in the Middle East, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); increased FAA oversight of the aircraft production process; any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through our loyalty program or the co-branded credit cards issued by our partner; the effect of any potential changes in trade tariffs that we are unable to mitigate; and certain rules and regulations proposed by the DOT that would impose additional costs and operational restrictions on airlines. Changes in existing applicable legal requirements or new applicable legal requirements as well as the related interpretations and enforcement practices regarding them, create uncertainty about how such laws and regulations will be understood and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
Results of Operations
Select financial data and operating statistics are provided in the tables below:

(in millions)	2024	2023	2022
Operating revenue	$57,063	$53,717	$44,955
Operating expense	51,967	49,506	42,618
Operating income	5,096	4,211	2,337
Nonoperating expense, net	(928)	(824)	(1,347)
Income before income taxes	4,168	3,387	990
Income tax expense	1,019	769	253
Net income	$3,149	$2,618	$737

	2024	2023	2022
Passengers (thousands) (a)	173,603	164,927	144,300
Revenue passenger miles ("RPMs") (millions) (b)	258,503	244,435	206,791
Available seat miles ("ASMs") (millions) (c)	311,185	291,333	247,858
Cargo revenue ton miles (millions) (d)	3,604	3,159	3,041
Passenger load factor (e)	83.1%	83.9%	83.4%
Passenger revenue per available seat mile ("PRASM") (cents)	16.66	16.84	16.15
Total revenue per available seat mile ("TRASM") (cents)	18.34	18.44	18.14
Average yield per revenue passenger mile ("Yield") (cents) (f)	20.05	20.07	19.36
Cost per available seat mile ("CASM") (cents)	16.70	16.99	17.19
Average price per gallon of fuel, including fuel taxes	$2.65	$3.01	$3.63
Fuel gallons consumed (millions)	4,444	4,205	3,608
Average stage length (miles) (g)	1,490	1,479	1,437
Employee headcount, as of December 31	107,300	103,300	92,800
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

Operating Revenue. The table below illustrates the year-over-year percentage change in the Company's operating revenues for the years ended December 31 (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change
Passenger revenue	$51,829	$49,046	$2,783	5.7
Cargo	1,743	1,495	248	16.6
Other operating revenue	3,491	3,176	315	9.9
Total operating revenue	$57,063	$53,717	$3,346	6.2

The table below presents passenger revenue and select operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2023:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$1,315	$197	$936	$335	$2,783
Passenger revenue	4.4%	1.9%	20.1%	7.2%	5.7%
Average fare per passenger	0.1%	3.9%	(4.3)%	(4.8)%	0.4%
Yield	0.1%	5.3%	(4.7)%	(4.3)%	(0.1)%
PRASM	0.2%	4.4%	(8.4)%	(5.6)%	(1.1)%
Passengers	4.4%	(1.9)%	25.5%	12.6%	5.3%
RPMs	4.3%	(3.2)%	26.0%	12.0%	5.8%
ASMs	4.3%	(2.3)%	31.1%	13.5%	6.8%
Passenger load factor (points)	—	(0.7)	(3.1)	(1.2)	(0.8)
Passenger revenue increased $2.8 billion, or 5.7%, in 2024 as compared to 2023, primarily due to a 6.8% increase in capacity as well as a 5.3% increase in passengers.
Cargo revenue increased $248 million, or 16.6%, in 2024 as compared to 2023, primarily due to higher tonnage, partially offset by lower yields.
Other operating revenue increased $315 million, or 9.9%, in 2024 as compared to 2023, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships, visitor volume and purchases of one-time United Club passes primarily due to a 5.3% increase in passengers.
Operating Expense. The table below includes data related to the Company's operating expense for the years ended December 31 (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change (a)
Salaries and related costs	$16,678	$14,787	$1,891	12.8
Aircraft fuel	11,756	12,651	(895)	(7.1)
Landing fees and other rent	3,437	3,076	361	11.7
Aircraft maintenance materials and outside repairs	3,063	2,736	327	12.0
Depreciation and amortization	2,928	2,671	257	9.6
Regional capacity purchase	2,516	2,400	116	4.8
Distribution expenses	2,231	1,977	254	12.8
Aircraft rent	193	197	(4)	(2.0)
Special charges	112	949	(837)	NM
Other operating expenses	9,053	8,062	991	12.3
Total operating expenses	$51,967	$49,506	$2,461	5.0
(a) NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $1.9 billion, or 12.8%, in 2024 as compared to 2023, primarily due to annual wage rate increases across certain employee groups and a nearly 4% increase in headcount largely due to increased flight activity.
Aircraft fuel expense decreased $895 million, or 7.1%, in 2024 as compared to 2023, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flight activity.
Landing fees and other rent increased $361 million, or 11.7%, in 2024 as compared to 2023, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates as well as higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $327 million, or 12.0%, in 2024 as compared to 2023, primarily due to increased volumes of engine overhauls, airframe maintenance, materials use and component repair costs mainly as a result of increased flight activity and fleet growth.

Depreciation and amortization expense increased $257 million, or 9.6%, in 2024 as compared to 2023, primarily due to the induction of new aircraft and related spare parts, as well as certain aircraft improvements.
Regional capacity purchase costs increased $116 million, or 4.8%, in 2024 as compared to 2023, primarily due to an 8% increase in regional capacity as well as increases in contractual rates.
Distribution expenses increased $254 million, or 12.8%, in 2024 as compared to 2023, primarily due to higher credit card fees, travel agency commissions and global distribution fees driven by the overall increase in passenger revenue. Also, starting in the fourth quarter of 2023, the Company reclassified certain commissions from contra-revenue to distribution expense as an immaterial reclassification correction, which increased distribution expense by $187 million compared to the prior year.
The table below presents special charges recorded by the Company during the years ended December 31 (in millions):

	2024	2023
(Gains) losses on sale of assets and other special charges	$112	$135
Labor contract ratification bonuses	—	814
Total special charges	$112	$949
See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Other operating expenses increased $1.0 billion, or 12.3%, in 2024 as compared to 2023, primarily due to increased flight activity and onboard passengers, as well as the impacts of inflationary pressures. Other operating expenses include expenditures related to information technology projects and services, food and beverage offerings, passenger services, personnel-related costs and ground handling.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2024	2023	Increase (Decrease)	% Change
Interest expense	$(1,629)	$(1,956)	$(327)	(16.7)
Interest income	726	827	(101)	(12.2)
Interest capitalized	227	182	45	24.7
Unrealized gains (losses) on investments, net	(199)	27	(226)	NM
Miscellaneous, net	(53)	96	(149)	NM
Total nonoperating expense, net	$(928)	$(824)	$104	12.6
Interest expense decreased $327 million, or 16.7%, in 2024 as compared to 2023, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization combined with lower interest rates on refinanced debt.
Interest income decreased $101 million, or 12.2%, in 2024 as compared to 2023, primarily due to lower balances in our short-term investment portfolio, which were partially offset by higher interest rates. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information.
Interest capitalized increased $45 million in 2024 as compared to 2023, primarily due to an increase in accumulated spend on capital projects.
Unrealized losses on investments, net was $199 million in 2024 as compared to $27 million in unrealized gains, net in 2023, primarily due to the change in the market value of the Company's investments in equity securities. See Notes 9 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Miscellaneous, net changed by $149 million in 2024 as compared to 2023, primarily due to debt extinguishment and modification fees related to debt prepayments and refinancing, higher foreign exchange losses and a decrease in the benefit from the Company's net periodic benefit cost of its pension and postretirement benefit plans. See Notes 10 and 13 to the financial statements included in Part II, Item 8 of this report for additional information on the debt prepayments and refinancing.
Income Taxes. See Note 7 to the financial statements included in Part II, Item 8 of this report for information related to income taxes.

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to stockholders through potential share repurchases. As of December 31, 2024, the Company had $14.5 billion in unrestricted cash, cash equivalents and short-term investments as compared to approximately $14.4 billion as of December 31, 2023. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft and any changes to such commitments), planned UAL common stock or Warrant purchases under our share repurchase program and future investments or acquisitions in order to maximize stockholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to efficiently manage financial risks, liquidity access and cost of capital.
On February 15, 2024, the Company entered into an Amended and Restated Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility"), increasing its borrowing capacity by $1.115 billion, bringing the total amount available under the Revolving Credit Facility to $2.865 billion. On April 16, 2024, the Company further increased its revolving loan commitments by $100 million for a total amount of $2.965 billion as of December 31, 2024. Of this total, $2.95 billion expires February 15, 2029 and $15 million expires April 21, 2025, after the extension of the maturity of $150 million from April 21, 2025 to February 15, 2029. The Revolving Credit Facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the Revolving Credit Facility at December 31, 2024. See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on these financing transactions.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of December 31, 2024, the Company had approximately $33.6 billion of debt, finance lease, operating lease and other financial liabilities, including $3.9 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit our ability under certain circumstances to create liens on collateral, make certain dividends, stock repurchases, restricted investments and other restricted payments, and consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. Our debt agreements also contain events of default customary for similar financings including, in certain cases, cross-payment default and cross-acceleration to other material indebtedness. Certain of our debt agreements contain financial covenants that require the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, certain liquid and short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding debt secured by such collateral on a senior basis of 1.6 to 1.0, tested semi-annually. As of December 31, 2024, UAL and United were in compliance with their respective debt covenants under these agreements. As of December 31, 2024, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing and other debt instruments.
For 2025, the Company expects less than $7.0 billion of adjusted capital expenditures, in light of certain aircraft delivery delays. Adjusted capital expenditures is a financial measure not calculated in accordance with generally accepted accounting principles ("GAAP"). It is calculated as capital expenditures, net of flight equipment purchase deposit returns, plus property and equipment acquired through the issuance of debt, finance leases and other financial liabilities. We are not providing a target for or a reconciliation to capital expenditures, net of flight equipment purchase deposit returns, the most directly comparable GAAP measure, because we are not able to predict non-cash capital expenditures without unreasonable efforts, and therefore we also are not able to determine the probable significance of such items. We believe that adjusting capital expenditures for assets acquired through the issuance of debt, finance leases and other financial liabilities is useful to investors in order to appropriately reflect the total amounts spent on capital expenditures. The Company's estimate for aircraft expenditures reflects its current assumptions regarding delayed aircraft deliveries. See Note 12 to the financial statements included in Part II, Item 8 of this report for additional information on commitments, including aircraft expenditures reflecting contractual delivery dates without adjustment for expected delays. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
Sources and Uses of Cash
The following table summarizes our cash flow for the years ended December 31 (in millions):

	2024	2023	2022
Total cash provided by (used in):
Operating activities	$9,445	$6,911	$6,066
Investing activities	(2,651)	(6,106)	(13,829)
Financing activities	(4,182)	(1,892)	(3,349)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,612	$(1,087)	$(11,112)
See the Statements of Consolidated Cash Flows included in Part II, Item 8 of this report for additional information.
Operating Activities. Cash flows provided by operating activities for 2024 were $2.5 billion higher than 2023 primarily due to an approximately $0.9 billion increase in operating income and an approximately $0.9 billion increase in advance ticket sales due to capacity growth as demand trends for air travel continued to accelerate.
Investing Activities. Cash flows used in investing activities decreased $3.5 billion in 2024 as compared to the year-ago period mainly related to approximately $1.8 billion lower net activity in purchases and sales of short-term and other investments, as well as a $1.6 billion decrease in capital expenditures. Capital expenditures primarily consisted of the purchase of aircraft, aircraft improvements and advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in 2024 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During 2024, the Company made payments for debt, finance leases, and other financial liabilities of $10.1 billion, including the $3.9 billion prepayment of its 2021 term loan, $1.8 billion prepayment of the outstanding principal balance of its MileagePlus term loan, and a $0.4 billion prepayment of its 2024 term loan.
Debt Issuances. In 2024, the Company raised:
~~•~~$2.5 billion under the new term loan facility;
•$1.4 billion through the issuance of equipment notes (the "2024 Equipment Notes") secured by 48 Boeing aircraft delivered new from the manufacturer from October 2010 to December 2023; and
•$2.2 billion through the issuance of debt, not including the 2024 Equipment Notes, and other financial liabilities on aircraft.
See Note 10 and Note 11 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing.
Share Repurchases. As part of our capital deployment program, the Company announced on October 15, 2024 that its Board authorized a new share repurchase program, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and Warrants, subject to a limit of $500 million in the aggregate through 2024. During the quarter ended December 31, 2024, the Company repurchased 997,076 shares of UAL common stock at an average price of $81.26 for a total investment of approximately $81 million as part of the share repurchase program. As of February 24, 2025, the dollar value of shares that may yet be purchased under the program is approximately $1.3 billion. See Note 3 to the financial statements included in Part II, Item 8 of this report for additional information on the share repurchase program.
Significant financing events in 2023 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During 2023, the Company made $4.2 billion of principal payments on debt, finance leases, and other financial liabilities. The payments in 2023 included a prepayment of $1.0 billion of the outstanding principal amount under a 2021 term loan facility.
Debt Issuances. In 2023, the Company issued equipment notes (the "2023 Equipment Notes") in the aggregate principal amount of $1.3 billion to finance 39 Boeing aircraft delivered new to the Company from August 2022 to May 2023.
Also, during 2023, United borrowed $1.1 billion for aircraft financings.
For additional information regarding these Liquidity and Capital Resource matters, see Notes 10, 11 and 12 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company's statements of consolidated cash flows. For a discussion of the Company's sources and uses of cash in 2023 as compared to 2022, see "Liquidity and Capital Resources" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB	Ba2	BB-
United	BB	*	BB-
*The credit agency does not issue corporate credit ratings for subsidiary entities.
The Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates ("EETCs"), term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Currently Moody's and Fitch have assigned the Company a positive outlook, while S&P maintains a stable outlook.
Other Liquidity Matters
Below is a summary of additional liquidity matters. See the indicated notes to our consolidated financial statements included in Part II, Item 8 of this report for additional details related to these and other matters affecting our liquidity and commitments.

Pension and other postretirement plans	Note 8
Long-term debt and debt covenants	Note 10
Leases	Note 11
Commitments, contingencies and capacity purchase agreements	Note 12
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
The table below provides a summary of the Company's current and long-term material cash requirements as of December 31, 2024 (in billions):

	2025	2026	2027	2028	2029	After 2029
Long-term debt and related interest (a)	$4.1	$5.8	$3.2	$2.5	$3.5	$11.4
Finance leases	0.2	—	—	—	—	—
Operating leases (b)	0.8	0.7	0.9	0.7	0.5	3.1
Leases not yet commenced (c)	0.1	0.2	0.4	0.4	0.4	4.2
Other financial liabilities	0.5	0.3	0.6	0.3	0.3	3.2
Regional CPAs (d)	2.7	2.8	2.1	1.8	1.4	4.1
Postretirement benefit payments and pension funding (e)	0.2	0.5	0.3	0.1	0.1	0.4
Capital and other purchases (f)	9.6	6.0	4.7	6.5	8.1	19.5
Total	$18.2	$16.3	$12.2	$12.3	$14.3	$45.9
(a)Long-term debt presented in the Company's financial statements is net of $184 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Cash requirements do not include the debt discount, premiums and debt issuance costs. Future interest payments on variable rate debt were computed using the rates as of December 31, 2024.
(b)Represents future payments under fixed rate operating lease obligations. See Note 11 to the financial statements included in Part II, Item 8 of this report for information on variable rate and short-term operating leases.
(c)Represents future payments under leases that have not yet commenced and are not included in the consolidated balance sheet. See Note 11 to the financial statements included in Part II, Item 8 of this report for information on these leases.

(d)Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of operating lease obligations. Amounts also exclude a portion of United's finance lease obligations recorded for certain of its CPAs. See Note 12 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(e)Amounts represent postretirement benefit payments and an estimate of the minimum funding requirements as determined by government regulations for United's U.S. pension plans through 2034. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plans and bond rates. Postretirement benefit payments approximate plan contributions as plans are substantially unfunded. See Note 8 to the financial statements included in Part II, Item 8 of this report for additional information on these benefit plans.
(f)Represents contractual commitments for firm order aircraft, spare engines and other purchase commitments. See Note 12 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.
The Company has significant financial obligations and guarantees that could impact its future cash flow. As of December 31, 2024, the Company has $490 million in letters of credit and surety bonds with expiration dates through 2035, some of which are cash collateralized. Additionally, United is involved in fuel consortia at major airports, which help reduce fuel distribution and storage costs. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through various debt obligations. The Company has indirect guarantees for approximately $2.7 billion in loans secured by fuel facility leases in which United participates, with a contingent exposure of about $504 million. These indirect guarantees are set to expire between 2027 and 2056. The Company's contingent exposure could increase in the future if the participation of other air carriers in such fuel consortia decreases. See Note 12 to the financial statements included in Part II, Item 8 of this report for more information related to these guarantees and increased cost provisions.
Critical Accounting Policies
Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. See Note 1 and Note 2 to the financial statements included in Part II, Item 8 of this report for additional discussion of these estimates and our other significant accounting policies. The Company has identified the following critical accounting policies that impact the preparation of the financial statements.
Passenger Revenue Recognition. As discussed in Note 2 to the financial statements, passenger revenue is recognized when transportation is provided. Passenger tickets and related ancillary services sold by the Company for flights are purchased primarily via credit card transactions, with payments collected by the Company in advance of the performance of related services. The Company initially records ticket sales in its Advance ticket sales liability, deferring revenue recognition until the travel occurs. All tickets sold at any given point in time have travel dates through the next 12 months. The Company estimates the value of Advance ticket sales that will expire unused ("ticket breakage") and recognizes revenue and any changes in estimates in proportion to the usage of the related tickets. To determine ticket breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns.
Frequent Flyer Accounting. United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from approximately one to five years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
Co-Brand Agreement. United has a contract (the "Co-Brand Agreement") to sell MileagePlus miles to its co-branded credit card partner Chase. Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in the Co-Brand Agreement:
•MileagePlus miles awarded – United has a performance obligation to provide MileagePlus cardholders with miles to be used for air travel and non-travel award redemptions. The Company records Passenger revenue related to the travel awards when the transportation is provided and records Other operating revenue related to the non-travel awards when the goods or services are delivered. The Company records the cost associated with non-travel awards in Other operating revenue, as an agent.
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
Indefinite-lived intangible assets. As discussed in Note 1 to the financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. To determine the fair value of the China route authority, the Company used a discounted cash flow method. Key assumptions used in the valuation model included forecasted revenues, margin and an overall discount rate. These assumptions are inherently uncertain as they relate to future events and circumstances.
See Notes 1 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, airline capacity, fleet plan strategy, fares, announced routes (which may be subject to government approval), booking trends, product development, Corporate Citizenship-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," "on track" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflict in the Middle East, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® senior secured notes; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and Warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, and under "Economic and Market Factors" and "Governmental Actions" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
Interest Rates. Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt and interest income earned on short-term investments). The Company's policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company's interest rate market risk at December 31, 2024 (in millions):

Variable rate debt
Carrying value of variable rate debt	$8,420
Impact of 100 basis point increase on projected interest expense for the following year	64
Fixed rate debt
Carrying value of fixed rate debt	16,233
Fair value of fixed rate debt	15,930
Impact of 100 basis point increase in market rates on fair value	(449)
The Company has $8.5 billion in variable rate debt which includes increased cost provisions due to any reduced returns with respect to the loans due to any change in capital requirements or increased costs that the lenders incur in carrying these loans as a result of any change in law and $5.3 billion of these loans, from non-U.S. entities, could be affected by changes in tax laws.
A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2024 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company's interest income of approximately $144 million during 2025.
Commodity Price Risk (Aircraft Fuel). The price of aircraft fuel can significantly affect the Company's operations, results of operations, financial position and liquidity.
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The Company's current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. A one-dollar change in the price of a barrel of aircraft fuel would change the Company's 2025 projected fuel expense by approximately $112 million.
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
The result of a uniform 1% strengthening in the value of the U.S. dollar from December 31, 2024 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $14 million for the year ending December 31, 2025. This sensitivity analysis was prepared based upon projected 2025 foreign currency-denominated revenues and expenses as of December 31, 2024.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines Holdings, Inc. (the "Company") as of December 31, 2024 and 2023, the related statements of consolidated operations, comprehensive income (loss), stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

Indefinite-lived Intangible Asset (China Route Authority) Impairment Analysis

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset’s carrying value. At December 31, 2024, the carrying value of the Company's China route authority indefinite-lived intangible asset (the China intangible asset) was $1.0 billion.

Auditing management's annual China intangible asset impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the asset. The fair value estimate was sensitive to significant assumptions such as forecasted revenues, margin and an overall discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

We Addressed the Matter in Our Audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of the China intangible asset used in the annual impairment test. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including forecasted revenues, margin and the overall discount rate.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of United Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the "Company") as of December 31, 2024 and 2023, the related statements of consolidated operations, comprehensive income (loss), stockholder's equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

Indefinite-lived Intangible Asset (China Route Authority) Impairment Analysis

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. At December 31, 2024, the carrying value of the Company's China route authority indefinite-lived intangible asset (the China intangible asset) was $1.0 billion.

Auditing management's annual China intangible asset impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the asset. The fair value estimate was sensitive to significant assumptions such as forecasted revenues, margin and an overall discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management's estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

We Addressed the Matter in Our Audit
We tested the Company's design and operating effectiveness of internal controls that address the risk of material misstatement relating to the estimate of fair value of the China intangible asset used in the annual impairment test. This included testing controls over management's review of the significant assumptions used in the discounted cash flow methodology, including forecasted revenues, margin and the overall discount rate.

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

Chicago, Illinois
February 27, 2025

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating revenue:
Passenger revenue	$51,829	$49,046	$40,032
Cargo	1,743	1,495	2,171
Other operating revenue	3,491	3,176	2,752
Total operating revenue	57,063	53,717	44,955
Operating expense:
Salaries and related costs	16,678	14,787	11,466
Aircraft fuel	11,756	12,651	13,113
Landing fees and other rent	3,437	3,076	2,576
Aircraft maintenance materials and outside repairs	3,063	2,736	2,153
Depreciation and amortization	2,928	2,671	2,456
Regional capacity purchase	2,516	2,400	2,299
Distribution expenses	2,231	1,977	1,535
Aircraft rent	193	197	252
Special charges	112	949	140
Other operating expenses	9,053	8,062	6,628
Total operating expense	51,967	49,506	42,618
Operating income	5,096	4,211	2,337

Nonoperating income (expense):
Interest expense	(1,629)	(1,956)	(1,778)
Interest income	726	827	298
Interest capitalized	227	182	105
Unrealized gains (losses) on investments, net	(199)	27	20
Miscellaneous, net	(53)	96	8
Total nonoperating expense, net	(928)	(824)	(1,347)
Income before income taxes	4,168	3,387	990
Income tax expense	1,019	769	253
Net income	$3,149	$2,618	$737
Earnings per share, basic	$9.58	$7.98	$2.26
Earnings per share, diluted	$9.45	$7.89	$2.23

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2024	2023	2022

Net income	$3,149	$2,618	$737

Other comprehensive income (loss), net of tax:
Employee benefit plans	247	(261)	1,145
Investments and other	3	24	(28)
Total other comprehensive income (loss), net of tax	250	(237)	1,117
Total comprehensive income, net	$3,399	$2,381	$1,854

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2024	2023
Cash and cash equivalents	$8,769	$6,058
Short-term investments	5,706	8,330
Receivables, net	2,163	1,898
Aircraft fuel, spare parts and supplies, net	1,572	1,561
Prepaid expenses and other	673	640
Total current assets	18,883	18,487
Operating property and equipment, net	42,908	39,815
Operating lease right-of-use assets	3,815	3,914
Goodwill	4,527	4,527
Intangible assets, net	2,683	2,725
Investments in affiliates and other, net	1,267	1,636
Total noncurrent assets	55,200	52,617
Total assets	$74,083	$71,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,193	$3,835
Accrued salaries and benefits	3,289	2,940
Advance ticket sales	7,561	6,704
Frequent flyer deferred revenue	3,403	3,095
Current maturities of long-term debt, finance leases, and other financial liabilities	3,453	4,247
Current maturities of operating leases	467	576
Other	948	806
Total current liabilities	23,314	22,203
Long-term debt, finance leases, and other financial liabilities	25,203	27,413
Long-term obligations under operating leases	4,510	4,503
Frequent flyer deferred revenue	4,038	4,048
Pension and postretirement benefit liability	1,233	1,605
Deferred income taxes	1,580	594
Other	1,530	1,414
Total noncurrent liabilities	38,094	39,577
Commitments and Contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 327,899,771 and 328,018,739 shares at December 31, 2024 and 2023, respectively	4	4
Additional capital invested	8,980	8,992
Stock held in treasury, at cost	(3,377)	(3,441)
Retained earnings	6,880	3,831
Accumulated other comprehensive income (loss)	188	(62)
Total stockholders' equity	12,675	9,324
Total liabilities and stockholders' equity	$74,083	$71,104

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$3,149	$2,618	$737
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Deferred income tax	935	756	248
Depreciation and amortization	2,928	2,671	2,456
Operating and non-operating special charges, non-cash portion	158	84	16
Unrealized (gains) losses on investments	199	(27)	(20)
Amortization of debt discount and debt issuance costs	166	139	156
Other operating activities	9	6	218
Changes in operating assets and liabilities -
(Increase) decrease in receivables	280	(100)	(158)
Increase in prepaids and other assets	(166)	(463)	(86)
Increase (decrease) in advance ticket sales	857	(851)	1,200
Increase in frequent flyer deferred revenue	298	468	393
Increase in accounts payable	178	572	796
Increase in other liabilities	454	1,038	110
Net cash provided by operating activities	9,445	6,911	6,066
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,615)	(7,171)	(4,819)
Purchases of short-term and other investments	(5,809)	(9,470)	(11,232)
Proceeds from sale of short-term and other investments	8,661	10,519	2,084
Proceeds from sale of property and equipment	109	39	207
Other, net	3	(23)	(69)
Net cash used in investing activities	(2,651)	(6,106)	(13,829)
Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	6,139	2,388	736
Payments of long-term debt, finance leases and other financial liabilities	(10,138)	(4,248)	(4,011)
Repurchases of common stock	(162)	—	—
Other, net	(21)	(32)	(74)
Net cash used in financing activities	(4,182)	(1,892)	(3,349)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,612	(1,087)	(11,112)
Cash, cash equivalents and restricted cash at beginning of year	6,334	7,421	18,533
Cash, cash equivalents and restricted cash at end of year	$8,946	$6,334	$7,421

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$406	$777	$19
Right-of-use assets acquired through operating leases	577	552	137
Lease modifications and lease conversions	290	546	(84)
Investment interests received in exchange for goods and services	18	33	103

Cash Paid During the Period for:
Interest	$1,494	$1,848	$1,573
Income taxes	88	7	8

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	323.8	$4	$9,156	$(3,814)	$625	$(942)	$5,029
Net income	—	—	—	—	737	—	737
Other comprehensive income	—	—	—	—	—	1,117	1,117
Stock-settled share-based compensation	—	—	86	—	—	—	86
Stock issued for share-based awards, net of shares withheld for tax	3.1	—	(256)	280	(97)	—	(73)
Balance at December 31, 2022	326.9	4	8,986	(3,534)	1,265	175	6,896
Net income	—	—	—	—	2,618	—	2,618
Other comprehensive loss	—	—	—	—	—	(237)	(237)
Stock-settled share-based compensation	—	—	77	—	—	—	77
Proceeds from exercise of stock options	—	—	1	—	—	—	1
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(72)	93	(52)	—	(31)
Balance at December 31, 2023	328.0	4	8,992	(3,441)	3,831	(62)	9,324
Net income	—	—	—	—	3,149	—	3,149
Other comprehensive income	—	—	—	—	—	250	250
Stock-settled share-based compensation	—	—	135	—	—	—	135
Repurchases of common stock	(3.0)	—	—	(162)	—	—	(162)
Share issued for settlement of Warrants	2.0	—	(96)	150	(54)	—	—
Stock issued for share-based awards, net of shares withheld for tax	0.9	—	(51)	76	(46)	—	(21)
Balance at December 31, 2024	327.9	$4	$8,980	$(3,377)	$6,880	$188	$12,675

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating revenue:
Passenger revenue	$51,829	$49,046	$40,032
Cargo	1,743	1,495	2,171
Other operating revenue	3,491	3,176	2,752
Total operating revenue	57,063	53,717	44,955
Operating expense:
Salaries and related costs	16,678	14,787	11,466
Aircraft fuel	11,756	12,651	13,113
Landing fees and other rent	3,437	3,076	2,576
Aircraft maintenance materials and outside repairs	3,063	2,736	2,153
Depreciation and amortization	2,928	2,671	2,456
Regional capacity purchase	2,516	2,400	2,299
Distribution expenses	2,231	1,977	1,535
Aircraft rent	193	197	252
Special charges	112	949	140
Other operating expenses	9,050	8,059	6,626
Total operating expense	51,964	49,503	42,616
Operating income	5,099	4,214	2,339

Nonoperating income (expense):
Interest expense	(1,629)	(1,956)	(1,778)
Interest income	726	827	298
Interest capitalized	227	182	105
Unrealized gains (losses) on investments, net	(199)	27	20
Miscellaneous, net	(53)	96	8
Total nonoperating expense, net	(928)	(824)	(1,347)
Income before income taxes	4,171	3,390	992
Income tax expense	1,020	770	253
Net income	$3,151	$2,620	$739
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2024	2023	2022

Net income	$3,151	$2,620	$739

Other comprehensive income (loss), net of tax:
Employee benefit plans	247	(261)	1,145
Investments and other	3	24	(28)
Total other comprehensive income (loss), net of tax	250	(237)	1,117
Total comprehensive income, net	$3,401	$2,383	$1,856

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2024	2023
Cash and cash equivalents	$8,769	$6,058
Short-term investments	5,706	8,330
Receivables, net	2,163	1,898
Aircraft fuel, spare parts and supplies, net	1,572	1,561
Prepaid expenses and other	673	640
Total current assets	18,883	18,487
Operating property and equipment, net	42,908	39,815
Operating lease right-of-use assets	3,815	3,914
Goodwill	4,527	4,527
Intangible assets, net	2,683	2,725
Investments in affiliates and other, net	1,267	1,636
Total noncurrent assets	55,200	52,617
Total assets	$74,083	$71,104
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$4,193	$3,835
Accrued salaries and benefits	3,289	2,940
Advance ticket sales	7,561	6,704
Frequent flyer deferred revenue	3,403	3,095
Current maturities of long-term debt, finance leases, and other financial liabilities	3,453	4,247
Current maturities of operating leases	467	576
Other	949	808
Total current liabilities	23,315	22,205
Long-term debt, finance leases, and other financial liabilities	25,203	27,413
Long-term obligations under operating leases	4,510	4,503
Frequent flyer deferred revenue	4,038	4,048
Pension and postretirement benefit liability	1,233	1,605
Deferred income taxes	1,610	622
Other	1,530	1,414
Total noncurrent liabilities	38,124	39,605
Commitments and Contingencies
Stockholder's equity:
Common stock at par, 0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2024 and 2023	—	—
Additional capital invested	617	482
Retained earnings	9,487	6,336
Accumulated other comprehensive income (loss)	188	(62)
Payable to parent	2,352	2,538
Total stockholder's equity	12,644	9,294
Total liabilities and stockholder's equity	$74,083	$71,104

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$3,151	$2,620	$739
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Deferred income tax	937	757	248
Depreciation and amortization	2,928	2,671	2,456
Operating and non-operating special charges, non-cash portion	158	84	16
Unrealized (gains) losses on investments	199	(27)	(20)
Amortization of debt discount and debt issuance costs	166	139	156
Other operating activities	9	7	218
Changes in operating assets and liabilities -
(Increase) decrease in receivables	280	(100)	(158)
Increase in intercompany receivables	(186)	(33)	(76)
Increase in prepaids and other assets	(166)	(463)	(86)
Increase (decrease) in advance ticket sales	857	(851)	1,200
Increase in frequent flyer deferred revenue	298	468	393
Increase in accounts payable	178	572	796
Increase in other liabilities	453	1,035	110
Net cash provided by operating activities	9,262	6,879	5,992
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,615)	(7,171)	(4,819)
Purchases of short-term and other investments	(5,809)	(9,470)	(11,232)
Proceeds from sale of short-term and other investments	8,661	10,519	2,084
Proceeds from sale of property and equipment	109	39	207
Other, net	3	(23)	(69)
Net cash used in investing activities	(2,651)	(6,106)	(13,829)
Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	6,139	2,388	736
Payments of long-term debt, finance leases and other financial liabilities	(10,138)	(4,248)	(4,011)
Net cash used in financing activities	(3,999)	(1,860)	(3,275)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,612	(1,087)	(11,112)
Cash, cash equivalents and restricted cash at beginning of year	6,334	7,421	18,533
Cash, cash equivalents and restricted cash at end of year	$8,946	$6,334	$7,421

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt, finance leases and other	$406	$777	$19
Right-of-use assets acquired through operating leases	577	552	137
Lease modifications and lease conversions	290	546	(84)
Investment interests received in exchange for goods and services	18	33	103

Cash Paid During the Period for:
Interest	$1,494	$1,848	$1,573
Income taxes	88	7	8

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2021	$317	$2,977	$(942)	$2,646	$4,998
Net income	—	739	—	—	739
Other comprehensive income	—	—	1,117	—	1,117
Stock-settled share-based compensation	86	—	—	—	86
Other	—	—	—	(75)	(75)
Balance at December 31, 2022	403	3,716	175	2,571	6,865
Net income	—	2,620	—	—	2,620
Other comprehensive loss	—	—	(237)	—	(237)
Stock-settled share-based compensation	77	—	—	—	77
Other	2	—	—	(33)	(31)
Balance at December 31, 2023	482	6,336	(62)	2,538	9,294
Net income	—	3,151	—	—	3,151
Other comprehensive income	—	—	250	—	250
Stock-settled share-based compensation	135	—	—	—	135
Impact of UAL share repurchase	—	—	—	(162)	(162)
Other	—	—	—	(24)	(24)
Balance at December 31, 2024	$617	$9,487	$188	$2,352	$12,644

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
UNITED AIRLINES, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company incorporated in Delaware and its wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United comprises substantially all of UAL's operating revenues, operating expenses, assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained.
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
Segments
Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker ("CODM") and are used in resource allocation and performance assessments. The Company manages it operations as one segment. Managing the Company as one segment allows management the opportunity to maximize the value of its route network and maximize the Company's consolidated financial results. The Company deploys its aircraft across its route network through a single route scheduling system to maximize its value. The Company's chief executive officer is its CODM. When making resource allocation decisions for the network, the Company's CODM evaluates flight profitability data, which considers aircraft type and route economics. The CODM assesses performance of the Company and makes resource allocation decisions based on net income as reported in the Company's statement of consolidated operations. The measure of segment assets is reported on the consolidated balance sheet as Total assets. Within the statement of consolidated operations, Other expenses represent various purchased services related to the operations of the airline such as ground handling, passenger services, food and beverage offerings, navigation fees, personnel-related costs and information technology projects.
Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash. Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Restricted cash is classified as current or noncurrent in the consolidated balance sheets based on the expected timing of return of the assets to the Company or payment to an outside party. The restricted cash balances primarily include collateral associated with the senior secured notes (the "MileagePlus Senior Secured Notes") secured by substantially all of the assets of Mileage Plus Holdings, LLC ("MPH"), a direct wholly-owned subsidiary of United, collateral for letters of credit and collateral associated with facility leases and certain insurance-related obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows (in millions):

	At December 31,
	2024	2023	2022
Current assets:
Cash and cash equivalents	$8,769	$6,058	$7,166
Restricted cash in Prepaid expenses and other	11	31	45
Noncurrent assets:
Restricted cash in Investments in affiliates and other, net	166	245	210
Total cash, cash equivalents and restricted cash	$8,946	$6,334	$7,421
Investments. Highly liquid investments with maturities of greater than three months, but not beyond one year, at the time of purchase are classified as short-term investments and are stated at fair value. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs. Our short-term investments in debt securities are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of these investments are reflected in Interest income in the statements of consolidated operations. Unrealized gains and losses on available-for-sale debt securities are reflected as a component of accumulated other comprehensive income (loss). Equity investments are accounted for under the equity method if we are able to exercise significant influence over the investee. Equity investments for which we do not have significant influence are recorded at fair value or at cost, if fair value is not readily determinable, with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Changes in fair value are recorded in Unrealized gains (losses) on investments, net in the statements of consolidated operations. See Note 9 of this report for additional information related to investments.
Accounts Receivable. Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo customers. We provide an allowance for credit losses expected to be incurred. We base our allowance on various factors including, but not limited to, aging, payment history, write-offs, macro-economic indicators and other credit monitoring indicators. Credit loss expense and write-offs related to trade receivables were not material for the years ended December 31, 2024, 2023 and 2022.
Aircraft Fuel, Spare Parts and Supplies. The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost. Allowance for obsolescence was $739 million and $689 million at December 31, 2024 and 2023, respectively. Obsolescence expense was $175 million, $102 million, and $73 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Depreciation and amortization expense in the statements of consolidated operations.
Property and Equipment. The Company records additions to owned operating property and equipment at cost when acquired. Costs related to modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. We periodically receive credits in connection with the acquisition of aircraft and engines as well as contractual damages related to delays in delivery or operating performance issues. These credits are generally deferred and are recognized as a reduction to the cost of the related equipment.
Depreciation and amortization is recognized on a straight-line basis over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the related asset. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft, spare engines and related rotable parts	25 to 30
Aircraft seats	10 to 15
Buildings	25 to 45
Other property and equipment	3 to 15
Computer software	5 to 15
Building improvements	1 to 40
Operating property and equipment, net at December 31 was as follows (in millions):

	2024	2023
Flight equipment	$52,696	$48,448
Other property and equipment	11,908	10,527
Purchase deposits for flight equipment	3,427	3,550
Total operating property and equipment	68,031	62,525
Less—Accumulated depreciation and amortization	(25,123)	(22,710)
Total operating property and equipment, net	$42,908	$39,815
As of December 31, 2024 and 2023, the Company had a carrying value of computer software of $456 million and $453 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company's amortization expense related to computer software was $155 million, $168 million and $166 million, respectively. Aircraft, spare engines and related rotable parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.
Leases. The Company enters into various leases as a lessee for assets including, but not limited to, airport facilities, airport gates, hanger sites, administrative offices, aircraft, and various other facilities and equipment to support its operations. The Company determines if an arrangement contains a lease at inception. A lease exists when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and right-of-use ("ROU") asset for the right to use the underlying asset for the lease term in the consolidated balance sheets. The lease liability is measured at the commencement date based on the present value of lease payments not yet paid over the lease term, which includes extension and renewal options that are reasonably certain of being exercised, discounted using an incremental borrowing rate that reflects the term of the lease and the particular economic environment at lease commencement. The ROU asset is based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. The Company does not record a right-of-use asset or lease liability for leases with an initial term of 12 months or less. Lease and non-lease components are combined for all classes of underlying assets, except for capacity purchase agreements ("CPAs") which contain embedded leases for regional aircraft. For these CPAs, the Company allocates consideration to the lease and non-lease components based on their relative standalone values. Many of the Company's leases include variable lease payments, which are not included in the measurement of the right-of-use asset and lease liability. Finance lease right-of-use assets are presented together with Operating property and equipment on the consolidated balance sheets and the related amortization is included in Depreciation and amortization expense.
Long-Lived Asset Impairments. The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for its mainline fleet and the contract level for its regional fleet under CPAs. An impairment charge is recognized when the asset's carrying value exceeds its net undiscounted future cash flows. The amount of the charge is the difference between the asset's carrying value and fair market value.
Intangible Assets. The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. The Company typically determines fair value using either market or a variation of the income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses, margin and cash flows, (2) terminal period growth rate, (3) an estimated weighted average cost of capital, (4) asset-specific risk factor and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. We recognize an impairment when the fair value of an intangible asset is less than its carrying value.
For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. For all other intangible assets, the Company performed a qualitative assessment of whether it was more likely than not that an impairment had occurred. To determine fair value of the China route authority, the Company used a discounted cash flow method. Key assumptions used in the valuation model included forecasted revenues, margin and an overall discount rate. These assumptions are inherently uncertain as they relate to future events and circumstances.
The following table presents information about the Company's goodwill and other intangible assets at December 31 (in millions):

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$4,527		$4,527

Indefinite-lived intangible assets
China route authority	$1,020		$1,020
Airport slots	564		574
Tradenames and logos	593		593
Alliances	404		404
Total	$2,581		$2,591

Finite-lived intangible assets
Frequent flyer database	$1,177	$1,092	$1,177	$1,068
Hubs	145	138	145	131
Other	143	133	307	296
Total	$1,465	$1,363	$1,629	$1,495
Amortization expense in 2024, 2023 and 2022 was $32 million, $37 million and $41 million, respectively. Projected amortization expense in 2025, 2026, 2027, 2028 and 2029 is $28 million, $18 million, $11 million, $10 million and $8 million, respectively.
Labor Costs. The Company records expenses associated with new or amendable labor agreements when the amounts are probable and estimable. These could include costs associated with retro-active lump sum cash payments made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed.
Share-Based Compensation. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. Obligations for cash-settled restricted stock units ("RSUs") are remeasured at fair value throughout the requisite service period at the close of the reporting period based upon UAL's stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. An adjustment is recorded each reporting period to adjust compensation expense based on the then current level of expected performance achievement for the performance-based awards. See Note 5 of this report for additional information on UAL's share-based compensation plans.
Maintenance and Repairs. The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour ("PBTH") engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.
Advertising. Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $235 million, $221 million and $165 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Third-Party Business. The Company has third-party business activity that includes ground handling, maintenance services, flight academy and frequent flyer award non-travel redemptions. Third-party business revenue is recorded in Other operating revenue. Expenses associated with these third-party business activities are recorded in Other operating expenses, except for non-travel mileage redemption. Non-travel mileage redemption expenses are recorded to Other operating revenue.
Uncertain Income Tax Positions. The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company's uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense in its statements of consolidated operations. See Note 7 of this report for additional information on UAL's uncertain tax positions.
Fair Value Measurements. The Company measures certain financial assets and liabilities at fair value on a recurring basis, and certain non-financial assets and liabilities on a nonrecurring basis. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
•Level 1 - Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value
•Level 2 - Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
•Level 3 - Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.
Recently Issued Accounting Standards
Income Taxes. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective for us on January 1, 2025. We are assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures.
Expense Disaggregation. In November 2024, the FASB issued ASU No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires disclosing disaggregated information about certain income statement expense captions but does not change the presentation of expense information or expense captions reported on the face of the income statement. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027; early adoption is permitted. We are assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures.
NOTE 2 - REVENUE RECOGNITION
Passenger Revenue. Passenger revenue is recognized when transportation is provided.
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
Estimate of tickets not expected to be used ("ticket breakage"). The Company estimates the value of Advance ticket sales that will expire unused and recognizes revenue and any changes in estimates in proportion to the usage of the related tickets. To determine ticket breakage, the Company uses its historical experience with expired tickets and certificates and other facts, such as recent aging trends, program changes and modifications that could affect the ultimate expiration patterns.
In the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $5.3 billion, $5.7 billion and $3.3 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Revenue by geography. The Company further disaggregates its operating revenue by principal geographic region for the years ended December 31 is presented in the table below (in millions):

	2024	2023	2022
Domestic (U.S. and Canada)	$34,067	$32,400	$28,474
Atlantic	11,097	10,982	9,072
Pacific	6,462	5,267	2,927
Latin America	5,437	5,068	4,482
Total	$57,063	$53,717	$44,955
The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company's operations involve an insignificant level of revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue-producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.
Ancillary services. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passengers' travel, such as baggage fees, premium seat fees, inflight amenity fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as passenger revenue when the travel occurs. The Company recorded $4.5 billion, $4.1 billion and $3.4 billion of ancillary fees within passenger revenue in the years ended December 31, 2024, 2023 and 2022, respectively.
Ticket Taxes. Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are excluded from the contract transaction price and are therefore not included in passenger revenue. We record a liability when amounts are collected and reduce the liability when payments are made to the appropriate taxing authority.
Frequent Flyer Program. United's MileagePlus loyalty program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for travel on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing goods and services from our network of non-airline partners. We have contracts to sell miles to these partners with the terms extending from approximately one to five years. These partners include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
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
Estimate of miles not expected to be redeemed ("breakage"). The Company's breakage model is based on the assumption that the likelihood that an account will redeem its miles can be estimated based on a consideration of the account's historical behavior. The Company uses a statistical model to estimate the probability that an account will redeem its current miles balance and reviews its breakage estimates annually. The Company's estimate of the expected breakage of miles requires management judgment. Changes to breakage assumptions, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program. We recognize breakage proportionally as the remaining miles are redeemed.
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
Co-Brand agreement. United's most significant contract to sell MileagePlus miles is with its co-branded credit card partner JPMorgan Chase Bank USA, N.A. ("Chase"). Chase awards miles to MileagePlus members based on their credit card activity. United identified the following significant separately identifiable performance obligations in this contract (the "Co-Brand Agreement"):
•MileagePlus miles awarded – United has a performance obligation to provide MileagePlus cardholders with miles to be used for air travel and non-travel award redemptions. The Company records Passenger revenue related to the travel awards when the transportation is provided and records Other operating revenue related to the non-travel awards when the goods or services are delivered. The Company records the cost associated with non-travel awards in Other operating revenue, as an agent.
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

	2024	2023
Balance at January 1	$7,143	$6,675
Miles earned	3,563	3,297
Travel miles redeemed	(3,150)	(2,723)
Non-travel miles redeemed	(115)	(106)
Balance at December 31	$7,441	$7,143
In the years ended December 31, 2024, 2023 and 2022, the Company recognized, in Other operating revenue, $2.9 billion, $2.7 billion and $2.4 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Co-Brand Agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Total Frequent flyer deferred revenue.

Cargo Revenue. Cargo revenue is recognized when shipments arrive at their destination.
NOTE 3 - COMMON STOCKHOLDERS' EQUITY AND PREFERRED SECURITIES
Common stock. On October 15, 2024, the Company announced that its Board of Directors (the "Board") authorized a new share repurchase program, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain Warrants (as defined below) issued in connection with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), subject to a limit of $500 million in the aggregate through 2024. During the quarter ended December 31, 2024, the Company repurchased 997,076 shares of UAL common stock at an average price of $81.26 for a total investment of approximately $81 million as part of the program. As of February 24, 2025, the dollar value of shares that may yet be purchased under the program is approximately $1.3 billion. Unless suspended or terminated earlier by the Board, this program has no set expiration date and will therefore terminate when the Company has completed all purchases authorized under the program. The specific timing and number of shares of UAL common stock or Warrants purchased will be determined by the Company's management at its discretion and will vary based on the capital needs of the business, the market price of UAL common stock, general market conditions, securities law limitations and other factors. The purchases may be effected through a combination of one or more open market and privately negotiated transactions (including under trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as well as transactions structured through investment banking institutions and other derivative transactions (including through one or more accelerated share repurchase programs).
In August 2024, the Company also repurchased, through open market repurchases, following the exercise of the Warrants described below, 2,043,906 shares of UAL common stock, which was recorded as an approximately $82 million increase to stock held in treasury, at cost. These share repurchases were executed outside of a publicly announced plan or program using cash resources.
As of December 31, 2024, approximately 3.5 million shares of UAL's common stock were reserved for future issuance related to the issuance of equity-based awards under the Company's incentive compensation plans.
Preferred stock. As of December 31, 2024, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL's amended and restated certificate of incorporation.
Warrants. In 2020 and 2021, the Company issued to the United States Department of the Treasury (the "U.S. Treasury") warrants ("Warrants") to purchase 9,928,349 shares of UAL common stock in connection with the Payroll Support Program ("PSP") established under Division A, Title IV, Subtitle B of the CARES Act, the Payroll Support Program Extension established under Division N, Title IV, Subtitle A of the Consolidated Appropriations Act, 2021 ("PSP2"), the Payroll Support Program 3 established under Title VII, Subtitle C of the American Rescue Plan Act of 2021 ("PSP3"), and the Airline Loan Program established under Division A, Title IV, Subtitle A of the CARES Act. In August 2024, the holder of the Warrants exercised 6,414,635, or 65%, of the Warrants, with an exercise price of $31.50, in a net share settlement for 2,043,906 shares of UAL common stock. As of December 31, 2024, the Company had the below Warrants outstanding:

Warrant Description	Number of Shares of UAL Common Stock	Exercise Price	Expiration Dates
PSP2 Warrants	2,011,924	$43.26	1/15/2026	—	4/29/2026
PSP3 Warrants	1,501,790	53.92	4/29/2026	—	6/10/2026
Total	3,513,714

NOTE 4 - EARNINGS PER SHARE
The computations of UAL's basic and diluted earnings per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2024	2023	2022
Earnings available to common stockholders	$3,149	$2,618	$737

Basic weighted-average shares outstanding	328.6	327.8	326.4
Dilutive effect of stock Warrants (a)	1.7	2.2	1.5
Dilutive effect of employee stock awards	2.9	1.9	2.2
Diluted weighted-average shares outstanding	333.2	331.9	330.1

Earnings per share, basic	$9.58	$7.98	$2.26
Earnings per share, diluted	$9.45	$7.89	$2.23

Potentially dilutive securities (b)
Stock Warrants (a)	—	1.5	3.5
Employee stock awards	0.3	0.6	0.7
(a) See Note 3 of this report for additional information about these Warrants.
(b) Weighted-average potentially dilutive securities outstanding excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.
NOTE 5 - SHARE-BASED COMPENSATION PLANS
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
All awards are recorded as either equity or a liability in the Company's consolidated balance sheets. Share-based compensation expense is recorded in Salaries and related costs.
During 2024, UAL granted share-based compensation awards pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan. These share-based compensation awards included approximately 3.7 million RSUs consisting of approximately 2.0 million time-vested RSUs and approximately 1.7 million performance-based RSUs. The time-vested RSUs vest pro-rata, a majority of which vest on February 28th of each year, over a three-year period from the date of grant. Performance-based awards vest either pro-rata, one-third each year, over a three-year period from the date of grant or all at once upon continuous employment with the Company over a three-year period. Payout under the performance-based awards can range from 0% to 300% depending on the achievement level of certain financial and strategic goals. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The following table provides information related to UAL's share-based compensation plan cost for the years ended December 31 (in millions):

Compensation cost
	2024	2023	2022
RSUs	$141	$78	$87
Stock options	1	2	2
Total	$142	$80	$89
The table below summarizes UAL's unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2024 (in millions, except as noted):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$110	1.5
Stock options	2	2.2
Total	$112
Restricted stock units. The table below summarizes UAL's RSU activity for the years ended December 31 (shares in millions):

	Liability Awards	Equity Awards
	RSUs	RSUs	Weighted- Average Grant Price
Outstanding at December 31, 2021	0.2	4.4	$53.63
Granted	0.1	2.3	31.96
Additional issuance due to achievement of performance metrics	—	1.6	58.17
Vested	(0.2)	(4.8)	56.00
Forfeited	—	(0.2)	53.03
Outstanding at December 31, 2022	0.1	3.3	37.88
Granted	0.1	2.5	43.42
Vested	(0.1)	(1.6)	44.03
Forfeited	—	(0.1)	36.90
Outstanding at December 31, 2023	0.1	4.1	38.86
Granted	0.1	3.6	46.65
Vested	(0.1)	(2.3)	39.37
Forfeited	—	(0.3)	43.28
Outstanding at December 31, 2024	0.1	5.1	43.89
The fair value of RSUs that vested in 2024, 2023 and 2022 was approximately $91 million, $76 million and $274 million, respectively.
As of December 31, 2024, UAL had recorded a liability of approximately $8 million related to its cash-settled RSUs. UAL paid approximately $2 million, $3 million and $7 million related to its cash-settled RSUs during 2024, 2023 and 2022, respectively.

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The table below presents the components of the Company's AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2021	$(847)		$—	$(95)	$(942)
Changes in value	1,474		(35)	(321)	1,118
Amounts reclassified to earnings	(1)	(b)	—	—	(1)
Balance at December 31, 2022	626		(35)	(416)	175
Changes in value	(199)		31	38	(130)
Amounts reclassified to earnings	(138)	(b)	—	31	(107)
Balance at December 31, 2023	289		(4)	(347)	(62)
Changes in value	417		4	(94)	327
Amounts reclassified to earnings	(99)	(b)	—	22	(77)
Balance at December 31, 2024	$607		$—	$(419)	$188

(a)Includes approximately $285 million of deferred income tax expense that will not be recognized in net income until the related pension and postretirement benefit obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(b)This AOCI component is included in the computation of net periodic pension and other postretirement costs, specifically the following components: amortization of unrecognized (gain) loss, amortization of prior service credit and other. See Note 8 of this report for additional information on pensions and other postretirement liabilities.

NOTE 7 - INCOME TAXES
The income tax provision differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components (in millions):

	2024	2023	2022
Income tax provision at statutory rate	$875	$711	$208
State income tax provision, net of federal income tax benefit	56	46	13
Nondeductible employee meals	16	15	12
Nondeductible transportation fringe benefit	16	13	10
Valuation allowance	29	(21)	(10)
Other, net	27	5	20
Income tax expense	$1,019	$769	$253

Current	$84	$13	$5
Deferred	935	756	248
Income tax expense	$1,019	$769	$253
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows (in millions):

	UAL		United
	2024	2023	2024	2023
Deferred income tax asset (liability):
Federal and state net operating loss ("NOL") carryforwards	$2,149	$2,644	$2,119	$2,616
Deferred revenue	1,865	1,845	1,865	1,845
Employee benefits, including pension, postretirement and medical	608	695	608	695
Operating lease liabilities	1,110	1,134	1,110	1,134
Other financial liabilities	517	414	517	414
Interest expense carryforward	467	579	467	579
Other	565	575	565	575
Less: Valuation allowance	(208)	(179)	(208)	(179)
Total deferred tax assets	$7,073	$7,707	$7,043	$7,679

Depreciation	$(7,171)	$(6,782)	$(7,171)	$(6,782)
Operating lease right-of-use asset	(863)	(887)	(863)	(887)
Intangibles	(619)	(632)	(619)	(632)
Total deferred tax liabilities	$(8,653)	$(8,301)	$(8,653)	$(8,301)
Net deferred tax asset (liability)	$(1,580)	$(594)	$(1,610)	$(622)

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
The Company's federal and state NOL and tax credit carryforwards relate to prior years' NOLs and credits, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $9.7 billion ($2.0 billion tax effected) for UAL. If not utilized, $0.1 billion of these federal pre-tax NOLs will expire in 2029. The remaining $9.6 billion of NOLs has no expiration date. State pre-tax NOLs of $3.0 billion ($0.2 billion tax effected) expire over a 1 to 20-year period. State tax credits of $58 million will expire over a 1 to 15-year period.
As of December 31, 2024, the Company has recorded $179 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2024. Additionally, the Company recorded a valuation allowance of $29 million on certain state deferred tax assets primarily due to state NOLs that have short expiration periods.
The Company's unrecognized tax benefits related to uncertain tax positions were $70 million, $66 million and $58 million at December 31, 2024, 2023 and 2022, respectively. All of the uncertain tax positions would affect the Company's effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2024, 2023 and 2022. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months. There are no material amounts included in the balance at December 31, 2024 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The Company's federal income tax returns for tax years after 2000 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions.
NOTE 8 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS
The following summarizes the significant pension and other postretirement plans of United:
Pension Plans. United maintains two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. Each of these plans provides benefits based on a combination of years of benefit accruals service and an employee's final average compensation. Additional benefit accruals are frozen under the plan covering certain pilot employees and for management and administrative employees covered under the non-pilot plan. Benefit accruals for certain non-pilot employees continue. United maintains additional defined benefit pension plans, which cover certain international employees.
Other Postretirement Plans. United maintains postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in the plan. Benefits provided are subject to applicable contributions, co-payments, deductibles and other limits as described in the specific plan documentation.
Actuarial assumption changes are reflected as a component of the net actuarial (gain) loss. The 2024 actuarial gains were mainly related to discount rate changes in 2024. Actuarial (gains) losses will be amortized over the average remaining service life of the covered active employees.
The following tables set forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2024	Year Ended December 31, 2023
Accumulated benefit obligation:	$3,752	$3,910

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,550	$4,181
Service cost	135	124
Interest cost	229	217
Actuarial (gain) loss	(460)	204
Benefits paid	(135)	(177)
Other	(4)	1
Projected benefit obligation at end of year	$4,315	$4,550

Change in plan assets:
Fair value of plan assets at beginning of year	$3,599	$3,467
Actual income on plan assets	132	281
Employer contributions	5	22
Benefits paid	(135)	(177)
Other	—	6
Fair value of plan assets at end of year	$3,601	$3,599
Funded status—Net amount recognized	$(714)	$(951)

	Pension Benefits
	December 31, 2024	December 31, 2023
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$22	$21
Current liability	(7)	(4)
Noncurrent liability	(729)	(968)
Total liability	$(714)	$(951)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain (loss)	$95	$(242)
Total accumulated other comprehensive gain (loss)	$95	$(242)

	Other Postretirement Benefits
	Year Ended December 31, 2024	Year Ended December 31, 2023
Change in benefit obligation:
Benefit obligation at beginning of year	$746	$788
Service cost	5	4
Interest cost	38	42
Plan participants' contributions	65	67
Benefits paid	(163)	(177)
Actuarial (gain) loss	(101)	22
Benefit obligation at end of year	$590	$746

Change in plan assets:
Fair value of plan assets at beginning of year	$46	$48
Actual return on plan assets	1	1
Employer contributions	96	107
Plan participants' contributions	65	67
Benefits paid	(163)	(177)
Fair value of plan assets at end of year	45	46
Funded status—Net amount recognized	$(545)	$(700)

	Other Postretirement Benefits
	December 31, 2024	December 31, 2023
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(41)	$(63)
Noncurrent liability	(504)	(637)
Total liability	$(545)	$(700)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain	$383	$309
Prior service credit	129	222
Total accumulated other comprehensive income	$512	$531
The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2024	2023
Projected benefit obligation	$4,179	$4,407
Accumulated benefit obligation	3,617	3,767
Fair value of plan assets	3,443	3,435

Net periodic benefit cost (credit) for the years ended December 31 included the following components (in millions):

	2024		2023		2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$135	$5	$124	$4	$204	$9
Interest cost	229	38	217	42	188	30
Expected return on plan assets	(276)	(1)	(251)	(1)	(306)	(1)
Amortization of unrecognized actuarial (gain) loss	19	(26)	8	(38)	120	(14)
Amortization of prior service (credits) cost	—	(93)	1	(112)	—	(112)
Other	1	—	3	—	5	—
Net periodic benefit cost (credit)	$108	$(77)	$102	$(105)	$211	$(88)
Service cost is recorded in Salaries and related costs on the statement of consolidated operations. All other components of net periodic benefit costs are recorded in Miscellaneous, net on the statement of consolidated operations.
The Company's expected Net periodic benefit cost (credit) for 2025 is as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost (credit)	$91	$(81)
The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2024	2023
Discount rate	5.67%	5.04%
Rate of compensation increase	3.85%	3.84%

Assumptions used to determine net expense
Discount rate	5.04%	5.20%
Expected return on plan assets	7.97%	7.53%
Rate of compensation increase	3.84%	3.83%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2024	2023
Discount rate	5.70%	5.43%

Assumptions used to determine net expense
Discount rate	5.43%	5.66%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2033)	4.50%	4.50%
The Company used the Society of Actuaries' PRI-2012 Private Retirement Plans Mortality Tables projected generationally using the Society of Actuaries' MP-2021 projection scale.
The Company selected the 2024 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds at December 31, 2024 that would provide the necessary cash flows to match projected benefit payments.
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

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	27 - 55%	9%
Fixed-income securities	33 - 61	7
Alternatives	7 - 25	7

The table below shows the impacts of a change in certain assumptions on the 2025 net periodic benefit cost and the benefit obligations at December 31, 2024 (in millions):
	Pension Benefits	Other Postretirement Benefits
Impact on Benefit Obligation at December 31, 2024
100 basis points decrease in the weighted average discount rate	$745	$38

Impact on 2025 Net Periodic Benefit Cost
100 basis points decrease in the weighted average discount rate (a)	$83	$—
100 basis points decrease in the expected long-term rate of return on plan assets	35	—
(a) In general, as discount rates increase, the impact of changes in discount rates decreases. Therefore, these sensitivities cannot be extrapolated for larger increases or decreases in the discount rate. In addition, benefit cost is affected by other factors including, but not limited to, investment performance, contributions, demographic experience and other assumption changes.
Fair Value Information. Assets and liabilities measured at fair value are based on the following valuation techniques:
Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.
Income approach. Techniques to convert future amounts to a single current value based on market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables present information about United's pension and other postretirement plan assets at December 31 (in millions):

	2024					2023
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,231	$92	$4	$150	$985	$1,265	$74	$3	$134	$1,054
Fixed-income securities	1,359	—	100	1	1,258	1,325	—	411	3	911
Alternatives	762	—	—	116	646	779	—	—	136	643
Other investments	249	14	153	2	80	230	13	87	3	127
Total	$3,601	$106	$257	$269	$2,969	$3,599	$87	$501	$276	$2,735
Other Postretirement Benefit Plan Assets:
Deposit administration fund	$45	$—	$—	$45	$—	$46	$—	$—	$46	$—
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
The following table presents reconciliation of United's benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023 (in millions):

	2024	2023
Balance at beginning of year	$322	$333
Actual income (loss) on plan assets:
Sold during the year	1	(50)
Held at year end	6	55
Purchases, sales, issuances and settlements (net)	(15)	(16)
Balance at end of year	$314	$322
Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company expects to make required contributions to its tax-qualified defined benefit pension plans in 2025. In 2025, employer anticipated contributions to all of United's pension and postretirement plans are at least $141 million and approximately $80 million, respectively.
The estimated future benefit payments, net of expected participant contributions, in United's pension plans and other postretirement benefit plans for the next ten years, as of December 31, 2024, are as follows (in millions):

	Pension	Other Postretirement
2025	$311	$88
2026	328	79
2027	348	70
2028	372	66
2029	371	62
Years 2030 – 2034	1,863	218

Defined Contribution Plans. United offers several defined contribution plans to its employees. Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United's employer contribution percentages to its primary 401(k) defined contribution plans vary from 1% to 17% of eligible earnings depending on the terms of each plan. United recorded expenses for its primary 401(k) defined contribution plans of $1.2 billion, $960 million and $756 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Multi-Employer Plans. United's participation in the IAM National Pension Plan ("IAM Plan") for the annual period ended December 31, 2024 is outlined in the table below. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United, or if a withdrawal from a multi-employer plan occurs for United. The IAM Plan reported $570 million in employers' contributions for the year ended December 31, 2023. For 2023, the Company's contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan. The 2024 information is not available as the applicable Form 5500 is not final for the plan year.

Pension Fund	IAM National Pension Fund ("IAM Fund")
EIN/ Pension Plan Number	51-6031295 — 002
Pension Protection Act Zone Status (2024 and 2023)
Critical (2024 and 2023). A plan is in "critical" status if the funded percentage is less than 65 percent. On April 17, 2019, the IAM National Pension Fund Board of Trustees voluntarily elected for the IAM Fund to be in critical status effective for the plan year beginning January 1, 2019 to strengthen the IAM Fund's financial health. The IAM Fund's funded percentage was 86.5% as of January 1, 2023.

FIP/RP Status Pending/Implemented
A 10-year Rehabilitation Plan effective, January 1, 2022, was adopted on April 17, 2019 that requires the Company to make an additional contribution of 2.5% of the hourly contribution rate, compounded annually for the length of the Rehabilitation Plan, effective June 1, 2019.

United's Contributions	$95 million, $87 million and $75 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A
Profit Sharing. Substantially all of our employees are eligible to participate in our profit sharing plan. Under the plan, for each year in which our adjusted pre-tax profit (which is calculated as pre-tax profit, excluding unusual, special or non-recurring charges, profit sharing expense and share-based compensation) exceeds a certain amount, a specified portion of that profit will be distributed to eligible employees. The Company recorded profit sharing and related payroll tax expense of $713 million, $681 million and $133 million in 2024, 2023 and 2022, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.
NOTE 9 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
Fair Value Measurement. The table below presents the fair value of financial assets and liabilities measured at fair value, based on the inputs described in Note 1, on a recurring basis in the Company's financial statements as of December 31 (in millions):

	2024				2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,769	$8,769	$—	$—	$6,058	$6,058	$—	$—
Restricted cash - current (Note 1)	11	11	—	—	31	31	—	—
Restricted cash - non-current (Note 1)	166	166	—	—	245	245	—	—
Short-term investments:
U.S. government and agency notes	2,280	—	2,280	—	8,257	—	8,257	—
Certificates of deposit placed through an account registry service ("CDARS")	59	—	59	—	73	—	73	—
Corporate debt	3,127	—	3,127	—	—	—	—	—
Other fixed-income securities	240	—	240	—	—	—	—	—
Long-term investments:
Equity securities	71	71	—	—	177	177	—	—
Investments presented in the table above have the same fair value as their carrying value.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Archer Aviation Inc., Eve Holding, Inc., Mesa Air Group, Inc. ("Mesa"). United concluded that Mesa is a variable interest entity as of December 31, 2024. United holds a variable interest in Mesa in the form of an approximately 10% equity interest and several loans to Mesa, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact Mesa's economic performance.

Other fair value information - The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	2024					2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$24,653	$24,423	$—	$17,300	$7,123	$29,075	$28,302	$—	$22,543	$5,759
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of December 31, 2024, United holds investments, accounted for using the equity method, with a combined carrying value of approximately $241 million. Significant equity method investments are described below:
•Republic Airways Holdings Inc. United holds a 19% minority interest in Republic Airways Holdings Inc., which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under CPAs with United that have terms through 2036.
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 57 regional aircraft under a CPA that has a term through 2026.
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
Other Investments. United has equity investments in Abra Group Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX, as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the carrying value of these investments was $264 million.
Notes Receivable. As of December 31, 2024, the Company has $72 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, net. The long-term portions of the notes receivable are recorded in Investments in affiliates and other, net on the Company's consolidated balance sheet.

NOTE 10 - DEBT

(In millions)	Maturity Dates			Interest Rate(s) at December 31, 2024			At December 31,
							2024	2023
Equipment Notes (a)	2025	—	2037	2.70%	—	6.51%	$12,983	$12,508
MileagePlus Senior Secured Notes		2027			6.50%		1,900	2,660
MileagePlus Term Loan Facility		n/a			n/a		—	2,100
2026 and 2029 Notes	2026	—	2029	4.38%	—	4.63%	4,000	4,000
2021 Term Loans		n/a			n/a		—	3,870
2024 Term Loans (b)		2031			6.63%		2,082	—
Unsecured
Notes		2025			4.88%		315	596
PSP Notes (c)	2030	—	2031		1.00%		3,181	3,181
Other unsecured debt	2027	—	2029	4.00%	—	5.75%	376	437
							24,837	29,352
Less: unamortized debt discount, premiums and debt issuance costs							(184)	(277)
Less: current portion of long-term debt							(2,973)	(4,018)
Long-term debt, net							$21,680	$25,057
(a)Financing includes variable rate debt based on the Secured Overnight Financing Rate ("SOFR") (or another index rate), generally subject to a floor, plus a specified margin of 0.64% to 2.00%.
(b)Financing includes variable rate debt based on SOFR (or another index rate), subject to a floor, plus a specified margin of 2.00%.
(c)The PSP Notes include $1.50 billion of indebtedness evidenced by a 10-year senior unsecured promissory note with Treasury provided under PSP, $0.9 billion of indebtedness evidenced by a 10-year senior unsecured promissory note issued to Treasury pursuant to PSP2 and $0.8 billion of indebtedness evidenced by a 10-year senior unsecured promissory note issued to Treasury pursuant to PSP3. These PSP Notes have a rate of 1.00% in years 1 through 5, and a rate of the SOFR plus 2.00% in years 6 through 10.

The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) as of December 31, 2024 under then-outstanding long-term debt agreements (in millions):

	2025	2026	2027	2028	2029	After 2029	Total
Contractual principal payments	$2,973	$4,793	$2,326	$1,791	$2,892	$10,062	$24,837
On July 2, 2024, the Company voluntarily prepaid in full the $1.8 billion outstanding principal balance of the secured term loan facility, secured ratably with the MileagePlus Senior Secured Notes, by substantially all of the assets of MPH (the "MileagePlus Term Loan"), in addition to all accrued and unpaid interest and fees under the term loan facility and terminated all commitments thereunder. In 2023, United prepaid $1.0 billion of the outstanding principal amount under the 2021 Term Loans. See Note 13 for information related to charges recorded as a result of these prepayments.
On February 15, 2024, the Company entered into an Amended and Restated Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility"), increasing the borrowing capacity by $1.115 billion, bringing the total amount available under the Revolving Credit Facility to $2.865 billion, which may be drawn upon until February 15, 2029, in the case of any Revolving Loans (as defined in the Revolving Credit Facility) made by the Extending Lenders (as defined in the Revolving Credit Facility), and until April 21, 2025, in the case of any Revolving Loans made by the 2024 Non-Extending Lenders (as defined in the Revolving Credit Facility). On April 16, 2024, the Company further increased the revolving loan commitments of the Extending Lenders by $100 million for a total amount available thereunder of $2.965 billion. Following such increase, and after the extension of the maturity of $150 million from April 21, 2025 to February 15, 2029, the revolving loan commitments of the Extending Lenders equal $2.95 billion and the revolving loan commitments of the 2024 Non-Extending Lenders equal $15 million. As of December 31, 2024, we had $2.965 billion undrawn and available under the Revolving Credit Facility. The Revolving Loans, if any, bear interest at a variable rate equal to Term SOFR (as defined in the Revolving Credit Facility), generally subject to a floor, plus a credit adjustment spread described in the Revolving Credit Facility, or, at United's election, another rate based on certain market interest rates, also generally subject to a floor, in each case plus a variable margin ranging from 3.00% to 3.50%, in the case of Term SOFR loans, and 2.00% to 2.50%, in the case of loans at other market rates.

On February 22, 2024, the Company also entered into Amendment No. 2 to Term Loan Credit and Guaranty Agreement (as amended, the "Term Loan Facility" and, together with the Revolving Credit Facility, the "2024 Loan Facilities") and (i) used available cash in an amount equal to $1.37 billion to partially prepay the term loans under a 2021 term loan facility and (ii) borrowed the entire term loan commitment available under the Term Loan Facility in an amount equal to $2.5 billion and used the proceeds of such terms loans (the "2024 Term Loans") to prepay in full the remaining outstanding principal balance under the existing term loan facility. The 2024 Term Loans bear interest at a variable rate equal to Term SOFR (subject to a floor of 0.0%); or, at United's election, another rate based on certain market interest rates (subject to a floor of 1.0%), in each case plus a margin of 2.75%, in the case of Term SOFR loans, and 1.75%, in the case of loans at other market rates. The remaining balance of the 2024 Term Loans will mature and be due and payable on February 22, 2031. On November 1, 2024, the Company made an optional prepayment of $400 million on its 2024 Term Loans and lowered its margin to 2.00%, in the case of Term SOFR loans, and 1.00%, in the case of loans at other market rates.
The 2024 Loan Facilities are secured on a senior basis by continuing security interests granted by United to the Collateral Trustee for the benefit of the lenders under the 2024 Loan Facilities, among other parties, on the following (the "Collateral"), subject to certain exclusions: (i) all of United's route authorities granted by the U.S. Department of Transportation to operate scheduled service between any international airport located in the United States and any international airport located in any country other than the United States (except Cuba), (ii) United's rights to substantially all of its landing and take-off slots at foreign and domestic airports, including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport, and (iii) United's rights to use or occupy space at airport terminals, each to the extent necessary at the relevant time for servicing scheduled air carrier service authorized by an applicable route authority. The Collateral securing the 2024 Loan Facilities also presently secures on a senior basis (i) the Company's 4.375% senior secured notes due 2026, and (ii) the Company's 4.625% senior secured notes due 2029.
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
In addition to the Equipment Notes described above, United borrowed $1.4 billion aggregate principal amount from financial institutions to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature between 2034 and 2036 and bear interest equal to Term SOFR plus a margin with variable rates ranging from 6.17% to 6.51%.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit our ability under certain circumstances to create liens on collateral, make certain dividends, stock repurchases, restricted investments and other restricted payments, and consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. Our debt agreements also contain events of default customary for similar financings including, in certain cases, cross-payment default and cross-acceleration to other material indebtedness. Certain of our debt agreements contain financial covenants that require the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, certain liquid and short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding debt secured by such collateral on a senior basis of 1.6 to 1.0, tested semi-annually. As of December 31, 2024, the Company was in compliance with its debt covenants under these agreements.
NOTE 11 - LEASES
United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, available seat miles, enplaned passengers, passenger facility charges, terminal equipment usage fees, departures, and airports' annual operating budgets. Due to the variable nature of these payments, they are not included in the calculation of the right-of-use asset and lease liability.
Lease Cost. The Company's lease cost for the years ended December 31 included the following components (in millions):

	2024	2023	2022
Operating lease cost	$855	$925	$941
Variable and short-term lease cost	3,592	3,028	2,603
Amortization of finance lease assets	62	52	72
Interest on finance lease liabilities	16	20	13
Sublease income	(35)	(39)	(33)
Total lease cost	$4,490	$3,986	$3,596
Lease Terms and Commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 66 mainline and 219 regional aircraft while finance leases relate to leases of 8 mainline and 21 regional aircraft. United's aircraft leases have remaining lease terms of 1 month to 12 years with expiration dates ranging from 2025 through 2036. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
In addition, United also has 66 leases of Boeing 737 MAX, Boeing 787 and Airbus A321neo aircraft under various sale-leaseback transactions. These transactions did not qualify as a sale under the applicable accounting guidance, and, as such, the associated aircraft remain on the Company's consolidated balance sheet as part of Operating property and equipment, net. The related obligations are recorded in Current maturities of long-term debt, finance leases, and other financial liabilities and Long-term debt, finance leases, and other financial liabilities. These aircraft leases have remaining lease terms of 9 months to 12 years with expiration dates ranging from 2025 through 2037.
Non-aircraft leases have remaining lease terms of 1 month to 32 years.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of December 31, 2024 (in millions):

	Operating Leases	Finance Leases
2025	$757	$232
2026	731	33
2027	926	21
2028	742	11
2029	546	5
After 2029	3,081	4
Minimum lease payments	6,783	306
Imputed interest	(1,806)	(15)
Present value of minimum lease payments	4,977	291
Less: current maturities of lease obligations	(467)	(223)
Long-term lease obligations	$4,510	$68

The table below presents the Company's future contractual lease payments at December 31, 2024 under then-outstanding sale and leaseback agreements that did not qualify as a sale under the applicable accounting guidance (in millions):

Other Financial Liabilities
2025	$453
2026	320
2027	610
2028	283
2029	280
After 2029	3,232
5,178
Imputed interest	(1,466)
Current maturities of other financial liabilities	(257)
Other financial liabilities	$3,455
In November 2024, at the request of United, the City of Houston, Texas issued special facility revenue bonds in the par amount of approximately $1.1 billion (the "IAH SFRBs") to fund a portion of the costs of construction, reconfiguration and redevelopment of portions of Terminal B at George Bush Intercontinental Airport. The IAH SFRBs have interest rates ranging from 5.25% to 5.50% per annum, payable semiannually, commencing in July 2025 through the July 2039 maturity date of the IAH SFRBs. United will account for the lease payments related to these IAH SFRBs as an operating lease recognized as a right-of-use asset and lease liability on the Company's balance sheet.
As of December 31, 2024, we had entered into leases with rental obligations of approximately $5.7 billion for several mainline aircraft, regional aircraft under CPAs, airport facilities, including the lease associated with the IAH SFRBs described above, and office space, none of which had commenced as of such date. These leases will commence between 2025 and 2027 with lease terms of up to 27 years.
Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31:

	2024	2023
Weighted-average remaining lease term - operating leases	11 years	10 years
Weighted-average remaining lease term - finance leases	2 years	2 years
Weighted-average remaining lease term - other financial liabilities	10 years	10 years
Weighted-average discount rate - operating leases	5.9%	5.8%
Weighted-average discount rate - finance leases	5.9%	6.3%
Weighted-average interest rate - other financial liabilities	5.3%	5.3%

The table below presents supplemental cash flow information related to leases during the year ended December 31 (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$851	$874	$919
Operating cash flows for finance leases	15	21	13
Financing cash flows for finance leases	269	311	124
NOTE 12 - COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Purchase Commitments. The table below summarizes United's firm commitments as of December 31, 2024, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments (in billions):

	2025	2026	2027	2028	2029	After 2029	Total
Purchase commitments	$9.6	$6.0	$4.7	$6.5	$8.1	$19.5	$54.4
Aircraft commitments included in the table above are based on contractual scheduled aircraft deliveries. The amount and timing of these commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify (or further modify) the contracts governing those orders, (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries, or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
Regional CPAs. United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on specific rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. United's CPAs are for 412 regional aircraft as of December 31, 2024, and the CPAs have terms expiring through 2036. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United and operated by the regional carriers.
United recorded approximately $1.1 billion, $1.1 billion and $0.9 billion in expenses related to its CPAs with its regional carriers in which United is a minority shareholder, for the years ended December 31, 2024, 2023 and 2022, respectively. United had prepaid assets and accounts and notes receivables with combined carrying values of $52 million and $84 million with these companies, as of December 31, 2024 and 2023, respectively. There were $110 million and $122 million of liabilities due to these companies as of December 31, 2024 and 2023, respectively. The CPAs with these related parties were executed in the ordinary course of business.
Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases in Note 11. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2024, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

	2025	2026	2027	2028	2029	After 2029	Total
Future commitments under CPAs	$2.7	$2.8	$2.1	$1.8	$1.4	$4.1	$14.9
As of December 31, 2024, United had 207 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2036. These call options are exercisable upon wrongful termination or breach of contract, among other conditions.
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2024, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows. The Company records liabilities for legal and environmental claims when it is probable that a loss has been incurred and the amount is reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition.

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
As of December 31, 2024, United is the guarantor of approximately $2.9 billion in aggregate principal amount of tax-exempt special facility revenue bonds and interest thereon. These bonds, which in most instances are issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases and the related obligations are included in our lease related disclosures in Note 11. All of these bonds mature between 2027 and 2041.
As of December 31, 2024, United had $396 million of surety bonds securing various insurance related obligations with expiration dates through 2028.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on SOFR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2024, the Company had $8.5 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $5.3 billion, the Company bears the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through various debt obligations. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on these debt obligations. As of December 31, 2024, approximately $2.7 billion principal amount of such loans was secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2024, the Company's contingent exposure was approximately $504 million principal amount of such obligations based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when these obligations are paid in full, which ranges from 2027 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.
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
Labor Negotiations. As of December 31, 2024, United, including its subsidiaries, had approximately 107,300 employees. Approximately 82% of United's employees were represented by various U.S. labor organizations.

NOTE 13 - SPECIAL CHARGES
For the years ended December 31, operating and nonoperating special charges and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	2024	2023	2022
(Gains) losses on sale of assets and other special charges	$112	$135	$140
Labor contract ratification bonuses	—	814	—
Total operating special charges	112	949	140
Nonoperating unrealized (gains) losses on investments, net	199	(27)	(20)
Nonoperating debt extinguishment and modification fees	128	11	7
Total nonoperating special charges and unrealized (gains) losses on investments, net	327	(16)	(13)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	439	933	127
Income tax benefit, net of valuation allowance	(54)	(214)	(33)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$385	$719	$94
Operating and nonoperating special charges and unrealized (gains) losses on investments included the following:
During 2024, the Company recorded $128 million of charges related to the prepayment in full of the outstanding principal balance of the MileagePlus Term Loan in July 2024, the refinancing of its 2021 term loans in February 2024 and a partial prepayment of the 2024 Term Loans.
During 2023, the Company recorded $814 million of expense associated with the agreements with its employees represented by the Air Line Pilots Association, the International Association of Machinists and Aerospace Workers and other labor unions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2024, disclosure controls and procedures were effective.
Management's Reports on Internal Control Over Financial Reporting
UAL and United Management's Reports on Internal Control Over Financial Reporting are included herein.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company's financial statements included in this Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2024
During the three months ended December 31, 2024, there was no change in UAL's or United's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited United Airlines Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2024 consolidated financial statements and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
February 27, 2025

United Airlines Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 27, 2025
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting
February 27, 2025
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
Under the supervision and with the participation of management, including United's Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United's Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2024.
This annual report does not include an attestation report of United's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by United's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit United to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION.
(a)None.
(b)During the three months ended December 31, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Reference is made to the 2025 Proxy Statement with respect to information about UAL's directors under the principal heading "Item 1 – Election of Directors", including under the subheadings "Director Biographical information" and "Director Qualifications", and information about UAL's corporate governance under the subheadings "Board Selection and Election" and "How the Board is Organized" under the principal heading "Board and Corporate Governance Matters" in the 2025 Proxy Statement, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
The information required by Item 10 with respect to UAL's and United's executive officers has been included in Part I of this Form 10-K under the caption "Information about Our Executive Officers" and is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
Reference is made to information with respect to UAL's non-compliance with Section 16(a) of the Exchange Act, if applicable, under the subheading "Delinquent Section 16(a) Reports" under the principal heading "Securities Ownership" in the 2025 Proxy Statement, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
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
Insider Trading Policy. The Company has adopted an insider trading policy that governs the purchase, sale and any other dispositions of the Company’s securities by the Company’s directors, officers and employees and by UAL itself. The Company believes that this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the Nasdaq listing standards. A copy of the United Airlines Holdings, Inc. Securities Trading Policy is filed as Exhibit 19.1 to this report.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION.
Reference is made to the 2025 Proxy Statement with respect to information about UAL's executive and director compensation and certain related matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2025 Proxy Statement with respect to the security ownership of certain beneficial owners and management and certain equity compensation plan information, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Reference is made to the 2025 Proxy Statement with respect to information about certain relationships and related transactions and director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13 with respect to UAL.
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
On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2024 and 2023 non-audit services provided by Ernst & Young LLP, the Company's independent registered public accounting firm, are compatible with maintaining auditor independence and concluded that such services were compatible with maintaining Ernst & Young LLP's independence.
All of the services in 2024 and 2023 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.
The aggregate fees billed for professional services rendered by the Company's independent auditors in 2024 and 2023 are as follows (in thousands):

Service	2024	2023
Audit Fees	$4,768	$4,467
Tax Fees	42	38
Total Fees	$4,810	$4,505
Audit Fees. For 2024 and 2023, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of the Company and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United Airlines, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
Tax Fees. Tax fees for 2024 and 2023 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters and review of U.S. and international tax impacts of certain transactions, exclusive of tax services rendered in connection with the audit.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of documents filed as part of this report:

(1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8, Financial Statements and Supplementary Data herein.

(2)
Financial Statement Schedules. Financial statement schedules are not included herein as they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are provided in the Exhibit Index.
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Articles of Incorporation and Bylaws

3.1	UAL	Amended and Restated Certificate of Incorporation of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed June 27, 2019 and incorporated herein by reference)

3.2	UAL	Amended and Restated Bylaws of United Airlines Holdings, Inc. (filed as Exhibit 3.1 to UAL's Form 8-K filed December 18, 2024 and incorporated herein by reference)

3.3	UAL
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
Amendment No. 1 to Tax Benefits Preservation Plan, dated as of January 21, 2021, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.18 to UAL's Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

4.29	UAL
Amendment No. 2 to Tax Benefits Preservation Plan, dated as of December 4, 2023, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.3 to UAL's Form 8-A/A filed on December 4, 2023 and incorporated herein by reference)

4.30	UAL
Amendment No. 3 to Tax Benefits Preservation Plan, dated as of April 22, 2024, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.4 to UAL's Form 8-A/A filed on April 23, 2024 and incorporated herein by reference)

4.31	UAL United	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Material Contracts

†10.1	UAL
Agreement, dated as of April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL's Form 8-K filed April 20, 2016 and incorporated herein by reference)

†10.2	UAL	United Airlines Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2024)

†10.3	UAL United
Stock Option Award Notice, dated as of December 4, 2019, to J. Scott Kirby pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL's Form 8-K filed December 6, 2019 and incorporated herein by reference)

†10.4	UAL
Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference)

†10.5	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

†10.6	UAL
UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL's Definitive Proxy Statement filed April 25, 2008 and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.7	UAL
First Amendment to the UAL Corporation 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL's Definitive Proxy Statement filed April 26, 2013 and incorporated herein by reference)

†10.8	UAL
Second Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

†10.9	UAL
United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2016) (filed as Exhibit 10.28 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

†10.10	UAL	United Continental Holdings, Inc. Executive Severance Plan (amended and restated effective December 6, 2023)

†10.11	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2017 and incorporated herein by reference)

†10.12	UAL
Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

†10.13	UAL
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

†10.15	UAL
Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (for awards granted on or after June 2011) (filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference)

†10.16	UAL	United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 28, 2021 and incorporated herein by reference)

†10.17	UAL
First Amendment to United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2023 and incorporated herein by reference)

†10.18	UAL
Second Amendment to the United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 29, 2024 and incorporated herein by reference)

†10.19	UAL	Form of Restricted Stock Unit Award Notice pursuant to the 2021 Incentive Compensation Plan

†10.20	UAL	Form of Performance-Based RSU Award Notice pursuant to the 2021 Incentive Compensation Plan

†10.21	UAL
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

†10.23	UAL	Form of Cash Transformation Incentive Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan

†10.24	UAL United	Form of Retirement and Transition Agreement (filed as Exhibit 10.25 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

^10.25	UAL United
Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.26	UAL United
Amendment No. 1, dated as of July 18, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)

^10.27	UAL United
Amendment No. 2, dated as of December 3, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

^10.28	UAL United
Amendment No. 3, dated as of December 8, 2022, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.35 to UAL’s Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.29	UAL United
Amendment No. 4 to the Amended and Restated A350-900 Purchase Agreement between Airbus S.A.S. and United Airlines, Inc., effective as of September 29, 2023 (filed as Exhibit 10.36 to UAL’s Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.30	UAL United
Amendment No. 5, dated as of December 26, 2024, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc.

^10.31	UAL United
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
Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated as of June 17, 2013, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.34	UAL United
Purchase Agreement Assignment to Purchase Agreement No. 03776, dated as of October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.35	UAL United
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

^10.47	UAL United
Supplemental Agreement No. 14 to Purchase Agreement No. 03776, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference)

^10.48	UAL United
Supplemental Agreement No. 15 to Purchase Agreement No. 03776, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.17 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.49	UAL United
Supplemental Agreement No. 16 to Purchase Agreement No. 03776, dated as of June 27, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.50	UAL United
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

^10.53	UAL United
Supplemental Agreement No. 20 to Purchase Agreement No. 03776, dated as of June 30, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference)

^10.54	UAL United
Supplemental Agreement No. 21 to Purchase Agreement No. 03776, dated as of December 15, 2023, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.55 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

^10.55	UAL United
Letter Agreement No. 6-1162-KKT-080R2, dated as of December 12, 2022, among The Boeing Company, United Airlines Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.59 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.56	UAL United
Purchase Agreement No. 3860, dated as of September 27, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.18 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.57	UAL United
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

^10.75	UAL United
Amendment No. 4 to the A320 Family Purchase Agreement, dated as of July 1, 2022, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.76 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

^10.76	UAL United
Amendment No. 5 to the A320 Family Purchase Agreement, effective as of September 30, 2023, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.37 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.77	UAL United
Amendment No. 6 to the A320 Family Purchase Agreement, dated as of July 16, 2024, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2024 and incorporated herein by reference)

^10.78	UAL United
Amended and Restated Letter Agreement No. 2, dated as of July 1, 2022, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.78 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

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
Supplemental Agreement No. 13 to Purchase Agreement No. 04761, dated as of December 15, 2023, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.92 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

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

^10.107	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 04815, dated as of October 24, 2024, between The Boeing Company and United Airlines, Inc.

^10.108	UAL United
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

^10.110	UAL United
Letter Agreement No. 22004729R1, dated as of September 28, 2023, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03860, 04815 and 02484) (filed as Exhibit 10.35 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.111	UAL United	Letter Agreement No. UAL-NM-2404793, dated as of October 24, 2024, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement No. 04815)

^10.112	UAL United
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

10.113	UAL United
First Amendment, dated as of November 15, 2017, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.219 to UAL's Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)

10.114	UAL United
Second Amendment, dated as of May 16, 2018, to Amended and Restated Credit Guaranty Agreement (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.115	UAL United
Increase Joinder to the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of April 16, 2024, among United Airlines, Inc., United Airlines Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral trustee (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference)

10.116	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020 and incorporated herein by reference)

*10.117	UAL United
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

10.118	UAL United
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

*10.119	UAL United
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

10.120	UAL United
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

10.121	UAL United
Payroll Support Program Extension Agreement, dated as of January 15, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

10.122	UAL United
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

10.123	UAL United
Amendment No. 2 to Term Loan Credit and Guaranty Agreement, dated as of February 22, 2024, among United Airlines, Inc., United Airlines Holdings, Inc., and JPMorgan Chase Bank, N.A., as fronting lender and replacement lender and as administrative agent (filed as Exhibit 10.2 to UAL's Form 8-K filed February 22, 2024 and incorporated herein by reference)

10.124	UAL United
Payroll Support Program 3 Agreement, dated as of April 29, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

10.125	UAL United
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

^10.126	UAL United
Letter Agreement No. 2401454, dated as of April 14, 2024, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03776 and 04761) (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference)

^10.127	UAL United
Letter Agreement No. 2401633, dated as of April 14, 2024, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03776 and 04761) (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference)

Insider Trading Policies and Procedures

19	UAL	United Airlines Holdings, Inc. Securities Trading Policy

List of Subsidiaries

21	UAL United	List of United Airlines Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Policy Relating to Recovery of Erroneously Awarded Compensation

97	UAL	United Airlines Holdings, Inc. Compensation Clawback Policy (filed as Exhibit 97.1 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

Interactive Data File

101	UAL United
The following financial statements from the combined Annual Report of UAL and United on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity (Deficit) and (vi) Combined Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

UNITED AIRLINES HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Michael Leskinen
Michael Leskinen
Executive Vice President and Chief Financial Officer

Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Michael Leskinen	Executive Vice President and Chief Financial Officer
Michael Leskinen	(Principal Financial Officer)

/s/ Brigitte Bokemeier	Vice President and Controller
Brigitte Bokemeier	(Principal Accounting Officer)

/s/ Rosalind G. Brewer	Director
Rosalind G. Brewer

/s/ Michelle Freyre	Director
Michelle Freyre

/s/ Matthew Friend	Director
Matthew Friend

/s/ Barney Harford	Director
Barney Harford

/s/ Michele J. Hooper	Director
Michele J. Hooper

/s/ Walter Isaacson	Director
Walter Isaacson

/s/ Richard Johnsen	Director
Richard Johnsen

/s/ Brian Noyes	Director
Brian Noyes

/s/ Edward M. Philip	Director
Edward M. Philip

/s/ Edward L. Shapiro	Director
Edward L. Shapiro

/s/ Laysha Ward	Director
Laysha Ward

/s/ James M. Whitehurst	Director
James M. Whitehurst

Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Michael Leskinen	Executive Vice President and Chief Financial Officer, Director
Michael Leskinen	(Principal Financial Officer)

/s/ Brigitte Bokemeier	Vice President and Controller
Brigitte Bokemeier	(Principal Accounting Officer)

/s/ Brett J. Hart	Director
Brett J. Hart

Date:	February 27, 2025