Form 10-Q
period 2025-03-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2025-04-16
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 10, 2025 is shown below:

United Airlines Holdings, Inc.	326,600,570	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating revenue:
Passenger revenue	$11,860	$11,313
Cargo revenue	429	391
Other operating revenue	923	835
Total operating revenue	13,213	12,539

Operating expense:
Salaries and related costs	4,155	3,932
Aircraft fuel	2,701	2,954
Landing fees and other rent	873	804
Aircraft maintenance materials and outside repairs	731	773
Depreciation and amortization	727	708
Regional capacity purchase	650	585
Distribution expenses	496	480
Aircraft rent	51	43
Special charges (credits)	(108)	13
Other operating expenses	2,326	2,148
Total operating expense	12,605	12,440
Operating income	607	99

Nonoperating income (expense):
Interest expense	(356)	(454)
Interest income	164	177
Interest capitalized	48	61
Unrealized losses on investments, net	(21)	(37)
Miscellaneous, net	36	(10)
Total nonoperating expense, net	(129)	(263)
Income (loss) before income taxes	478	(164)
Income tax expense (benefit)	91	(40)
Net income (loss)	$387	$(124)

Earnings (loss) per share, basic	$1.18	$(0.38)
Earnings (loss) per share, diluted	$1.16	$(0.38)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$387	$(124)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(26)	(17)
Investments and other	3	(2)
Total other comprehensive loss, net of tax	(23)	(19)

Total comprehensive income (loss), net	$364	$(143)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$9,370	$8,769
Short-term investments	5,960	5,706
Receivables, net	2,288	2,163
Aircraft fuel, spare parts and supplies, net	1,601	1,572
Prepaid expenses and other	928	673
Total current assets	20,148	18,883
Operating property and equipment, net	43,430	42,908
Operating lease right-of-use assets	4,092	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,676	2,683
Investments in affiliates and other, net	1,239	1,267
Total noncurrent assets	55,963	55,200
Total assets	$76,111	$74,083
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,694	$4,193
Accrued salaries and benefits	2,394	3,289
Advance ticket sales	10,477	7,561
Frequent flyer deferred revenue	3,473	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	3,265	3,453
Current maturities of operating leases	506	467
Other	990	948
Total current liabilities	25,798	23,314
Long-term debt, finance leases, and other financial liabilities	24,398	25,203
Long-term obligations under operating leases	4,756	4,510
Frequent flyer deferred revenue	4,118	4,038
Pension and postretirement benefit liability	1,252	1,233
Deferred income taxes	1,624	1,580
Other	1,549	1,530
Total noncurrent liabilities	37,697	38,094
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 327,494,648 and 327,899,771 shares at March 31, 2025 and December 31, 2024, respectively	4	4
Additional capital invested	8,813	8,980
Stock held in treasury, at cost	(3,502)	(3,377)
Retained earnings	7,137	6,880
Accumulated other comprehensive income	164	188
Total stockholders' equity	12,616	12,675
Total liabilities and stockholders' equity	$76,111	$74,083
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net cash provided by operating activities	$3,710	$2,848

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,233)	(1,366)
Purchases of short-term and other investments	(2,246)	(866)
Proceeds from sale of short-term and other investments	2,023	3,657
Proceeds from sale of property and equipment	29	20
Other, net	(35)	(4)
Net cash provided by (used in) investing activities	(1,462)	1,441

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	(3)	3,111
Payments of long-term debt, finance leases and other financial liabilities	(1,011)	(5,031)
Repurchases of common stock	(349)	—
Other, net	(94)	(18)
Net cash used in financing activities	(1,457)	(1,938)
Net increase in cash, cash equivalents and restricted cash	791	2,351
Cash, cash equivalents and restricted cash at beginning of the period	8,946	6,334
Cash, cash equivalents and restricted cash at end of the period (a)	$9,737	$8,685

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$419	$145
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(1)	1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$9,370	$8,401
Restricted cash in Prepaid expenses and other	200	40
Restricted cash in Investments in affiliates and other, net	167	244
Total cash, cash equivalents and restricted cash	$9,737	$8,685

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	327.9	$4	$8,980	$(3,377)	$6,880	$188	$12,675
Net income	—	—	—	—	387	—	387
Other comprehensive loss	—	—	—	—	—	(23)	(23)
Stock-settled share-based compensation	—	—	28	—	—	—	28
Repurchases of common stock	(3.8)	—	—	(356)	—	—	(356)
Stock issued for settlement of warrants	1.8	—	(99)	133	(34)	—	—
Stock issued for share-based awards, net of shares withheld for tax	1.6	—	(96)	98	(96)	—	(94)
Balance at March 31, 2025	327.5	$4	$8,813	$(3,502)	$7,137	$164	$12,616

Balance at December 31, 2023	328.0	$4	$8,992	$(3,441)	$3,831	$(62)	$9,324
Net loss	—	—	—	—	(124)	—	(124)
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Stock-settled share-based compensation	—	—	25	—	—	—	25
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(44)	69	(43)	—	(18)
Balance at March 31, 2024	328.8	$4	$8,973	$(3,372)	$3,664	$(81)	$9,188

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2025	2024
Operating revenue:
Passenger revenue	$11,860	$11,313
Cargo revenue	429	391
Other operating revenue	923	835
Total operating revenue	13,213	12,539

Operating expense:
Salaries and related costs	4,155	3,932
Aircraft fuel	2,701	2,954
Landing fees and other rent	873	804
Aircraft maintenance materials and outside repairs	731	773
Depreciation and amortization	727	708
Regional capacity purchase	650	585
Distribution expenses	496	480
Aircraft rent	51	43
Special charges (credits)	(108)	13
Other operating expenses	2,326	2,148
Total operating expense	12,605	12,440
Operating income	608	99

Nonoperating income (expense):
Interest expense	(356)	(454)
Interest income	164	177
Interest capitalized	48	61
Unrealized losses on investments, net	(21)	(37)
Miscellaneous, net	36	(10)
Total nonoperating expense, net	(129)	(263)
Income (loss) before income taxes	479	(164)
Income tax expense (benefit)	91	(40)
Net income (loss)	$388	$(124)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$388	$(124)

Other comprehensive income (loss), net of tax:
Employee benefit plans	(26)	(17)
Investments and other	3	(2)
Total other comprehensive loss, net of tax	(23)	(19)

Total comprehensive income (loss), net	$365	$(143)
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$9,370	$8,769
Short-term investments	5,960	5,706
Receivables, net	2,288	2,163
Aircraft fuel, spare parts and supplies, net	1,601	1,572
Prepaid expenses and other	928	673
Total current assets	20,148	18,883
Operating property and equipment, net	43,430	42,908
Operating lease right-of-use assets	4,092	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,676	2,683
Investments in affiliates and other, net	1,239	1,267
Total noncurrent assets	55,963	55,200
Total assets	$76,111	$74,083
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$4,694	$4,193
Accrued salaries and benefits	2,394	3,289
Advance ticket sales	10,477	7,561
Frequent flyer deferred revenue	3,473	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	3,265	3,453
Current maturities of operating leases	506	467
Other	983	949
Total current liabilities	25,791	23,315
Long-term debt, finance leases, and other financial liabilities	24,398	25,203
Long-term obligations under operating leases	4,756	4,510
Frequent flyer deferred revenue	4,118	4,038
Pension and postretirement benefit liability	1,252	1,233
Deferred income taxes	1,654	1,610
Other	1,549	1,530
Total noncurrent liabilities	37,727	38,124
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2025 and December 31, 2024	—	—
Additional capital invested	645	617
Retained earnings	9,875	9,487
Accumulated other comprehensive income	164	188
Payable to parent	1,909	2,352
Total stockholder's equity	12,593	12,644
Total liabilities and stockholder's equity	$76,111	$74,083

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2025	2024

Operating Activities:
Net cash provided by operating activities	$3,267	$2,830

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,233)	(1,366)
Purchases of short-term and other investments	(2,246)	(866)
Proceeds from sale of short-term and other investments	2,023	3,657
Proceeds from sale of property and equipment	29	20
Other, net	(35)	(4)
Net cash provided by (used in) investing activities	(1,462)	1,441

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	(3)	3,111
Payments of long-term debt, finance leases and other financial liabilities	(1,011)	(5,031)
Net cash used in financing activities	(1,014)	(1,920)
Net increase in cash, cash equivalents and restricted cash	791	2,351
Cash, cash equivalents and restricted cash at beginning of the period	8,946	6,334
Cash, cash equivalents and restricted cash at end of the period (a)	$9,737	$8,685

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$419	$145
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(1)	1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$9,370	$8,401
Restricted cash in Prepaid expenses and other	200	40
Restricted cash in Investments in affiliates and other, net	167	244
Total cash, cash equivalents and restricted cash	$9,737	$8,685

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2024	$617	$9,487	$188	$2,352	$12,644
Net income	—	388	—	—	388
Other comprehensive loss	—	—	(23)	—	(23)
Stock-settled share-based compensation	28	—	—	—	28
Impact of UAL share repurchase	—	—	—	(349)	(349)
Other	—	—	—	(94)	(94)
Balance at March 31, 2025	$645	$9,875	$164	$1,909	$12,593

Balance at December 31, 2023	$482	$6,336	$(62)	$2,538	$9,294
Net loss	—	(124)	—	—	(124)
Other comprehensive loss	—	—	(19)	—	(19)
Stock-settled share-based compensation	25	—	—	—	25
Other	—	—	—	(18)	(18)
Balance at March 31, 2024	$507	$6,212	$(81)	$2,520	$9,158

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
UNITED AIRLINES, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
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
The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. The UAL and United financial statements should be read together with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K").
The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company's quarterly financial data is subject to seasonal fluctuations, and its second and third quarter financial results have historically reflected higher travel demand than its first and fourth quarter financial results. Due to these fluctuations, quarterly financial results are not necessarily indicative of financial results for the entire year.
Change in Presentation. In the first quarter of 2025, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise designated. As such, certain columns and rows within the financial statements and tables presented may not sum due to rounding. Per unit amounts have been calculated from the underlying whole-dollar amounts. This change is not material and does not impact the comparability of our condensed consolidated financial statements.
Segments. The Company manages it operations as one segment. The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance of the Company and makes resource allocation decisions based on Net income as reported in the Company's statement of consolidated operations. The measure of segment assets is reported on the consolidated balance sheet as Total assets.
NOTE 2 - REVENUE RECOGNITION
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (in millions):

	Three Months Ended March 31,
	2025	2024
Domestic (U.S. and Canada)	$8,034	$7,673
Atlantic	1,899	1,833
Latin America	1,557	1,445
Pacific	1,722	1,588
Total	$13,213	$12,539
Advance ticket sales. In the three months ended March 31, 2025 and 2024, the Company recognized approximately $4.3 billion and $4.0 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.

Ancillary services. The Company recorded approximately $1.0 billion and $984 million of ancillary fees within passenger revenue in the three months ended March 31, 2025 and 2024, respectively.
Frequent flyer deferred revenue. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	2025	2024
Balance at January 1	$7,441	$7,143
Miles earned	919	840
Travel miles redeemed	(730)	(665)
Non-travel miles redeemed	(38)	(39)
Balance at March 31	$7,591	$7,279
In the three months ended March 31, 2025 and 2024, the Company recognized, in Other operating revenue, $774 million and $714 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Frequent flyer deferred revenue.
NOTE 3 - EARNINGS (LOSS) PER SHARE
The following table shows the computation of UAL's basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Earnings (loss) available to common stockholders	$387	$(124)

Basic weighted-average shares outstanding	327.7	328.3
Dilutive effect of stock Warrants (a)	1.2	—
Dilutive effect of employee stock awards	4.1	—
Diluted weighted-average shares outstanding	333.0	328.3

Earnings (loss) per share, basic	$1.18	$(0.38)
Earnings (loss) per share, diluted	$1.16	$(0.38)

Potentially dilutive securities (b)
Stock Warrants (a)	—	3.5
Employee stock awards	0.3	0.5
(a) See discussion below for more information about these Warrants.
(b) Weighted-average potentially dilutive securities outstanding are excluded from the computation of diluted earnings per share because the securities would have an antidilutive effect.
In 2020 and 2021, the Company issued to the United States Department of the Treasury (the "U.S. Treasury") warrants (the "Warrants") to purchase 9,928,349 shares of UAL common stock in connection with the Payroll Support Program established under Division A, Title IV, Subtitle B of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Payroll Support Program Extension established under Division N, Title IV, Subtitle A of the Consolidated Appropriations Act, 2021, the Payroll Support Program 3 established under Title VII, Subtitle C of the American Rescue Plan Act of 2021, and the Airline Loan Program established under Division A, Title IV, Subtitle A of the CARES Act. In August 2024, the holder of the Warrants exercised 6,414,635 of the Warrants in a net share settlement for 2,043,906 shares of UAL common stock. In March 2025, the remaining 3,513,714 Warrants were exercised in a net share settlement for 1,801,430 shares of UAL common stock.
In the three months ended March 31, 2025, the Company repurchased, through open market purchases, approximately 4.0 million shares of UAL common stock for a total of approximately $0.4 billion as part of its share repurchase program. As of April 10, 2025, the dollar value of shares that may yet be purchased under the program is approximately $1.0 billion.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2024	$607		$—	$(419)	$188
Changes in value	(2)		4	—	2
Amounts reclassified to earnings	(31)	(b)	(1)	7	(25)
Balance at March 31, 2025	$574		$3	$(412)	$164

Balance at December 31, 2023	$289		$(4)	$(347)	$(62)
Changes in value	3		(2)	—	1
Amounts reclassified to earnings	(25)	(b)	—	5	(20)
Balance at March 31, 2024	$267		$(6)	$(342)	$(81)

(a) Includes approximately $285 million of deferred income tax expense that will not be recognized in net income until the related pension and postretirement benefit obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.

(b) This AOCI component is included in the computation of net periodic pension and other postretirement costs, specifically the following components: amortization of unrecognized (gain) loss, amortization of prior service credit and other. See Note 6 of this report for additional information on pensions and other postretirement liabilities.

NOTE 5 - INCOME TAXES
The Company's effective tax rates for the three months ended March 31, 2025 and 2024 were 19.0% and 24.4%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The decrease in the effective tax rate, in the three months ended March 31, 2025 as compared to the same period in 2024, was primarily due to an increase in excess tax benefits related to stock-based compensation.
NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2025	2024	2025	2024
Service cost	$32	$34	$1	$1	Salaries and related costs
Interest cost	61	57	8	10	Miscellaneous, net
Expected return on plan assets	(68)	(69)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	(2)	5	(8)	(7)	Miscellaneous, net
Amortization of prior service credit	—	—	(22)	(23)	Miscellaneous, net
Total	$23	$27	$(21)	$(19)

NOTE 7 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents the value of financial assets measured at fair value on a recurring basis in the Company's financial statements (in millions):

	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,370	$9,370	$—	$—	$8,769	$8,769	$—	$—
Restricted cash — current	200	200	—	—	11	11	—	—
Restricted cash — noncurrent	167	167	—	—	166	166	—	—
Short-term investments:
U.S. government and agency notes	1,936	—	1,936	—	2,280	—	2,280	—
Certificates of deposit placed through an account registry service (CDARS)	71	—	71	—	59	—	59	—
Corporate debt	3,546	—	3,546	—	3,127	—	3,127	—
Other fixed-income securities	407	—	407	—	240	—	240	—
Long-term investments:
Equity securities	50	50	—	—	71	71	—	—
Investments presented in the table above have the same fair value as their carrying value.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A., Archer Aviation Inc., Eve Holding, Inc. and Mesa Air Group, Inc. ("Mesa"). United concluded that Mesa is a variable interest entity as of March 31, 2025. United holds a variable interest in Mesa in the form of an approximately 10% equity interest and several loans to Mesa, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact Mesa's economic performance.
Other fair value information. The table below presents the carrying values and estimated fair values of financial instruments not presented in the table above (in millions). Carrying amounts include any related discounts, premiums and issuance costs.

	March 31, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$23,842	$23,549	$—	$16,582	$6,967	$24,653	$24,423	$—	$17,300	$7,123
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of March 31, 2025, United holds investments, accounted for using the equity method, with a combined carrying value of approximately $249 million, including the following:
•Republic Airways Holdings Inc. ("Republic Airways"). United holds a 19% minority interest in Republic Airways, which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under capacity purchase agreements ("CPAs") with United that have terms through 2037.
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC. CommuteAir currently operates 59 regional aircraft under a CPA with United that has a term through 2026.

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
Other Investments. As of March 31, 2025, United has equity investments in a number of companies including a multinational airline holding company, an independent air carrier and others with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2025, the carrying value of these investments was $262 million.
Notes Receivable. As of March 31, 2025, the Company has $79 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, net. The long-term portion of the notes receivable is recorded in Investments in affiliates and other, net on the Company's consolidated balance sheet.
On April 4, 2025, Mesa entered into an Agreement, Plan of Conversion and Plan of Merger (the "Merger Agreement") with Republic Airways. Subject to the terms and conditions of the Merger Agreement, Republic Airways will merge with and into Mesa, with Mesa continuing as the surviving corporation following the merger (the "Surviving Entity"). At the effective time of the merger, our equity holdings in both Mesa and Republic Airways will be converted into shares of the new Surviving Entity. Concurrent with the execution of the Merger Agreement, Republic Airways, Mesa and its affiliates, and United entered into a Three Party Agreement that provides for certain actions to be taken subject to the terms and conditions therein to facilitate transactions related to the merger, including United's commitment to facilitate, by making certain financial contributions to Mesa, Mesa's disposition of certain assets and its extinguishment of certain liabilities in exchange for United receiving shares of up to 6% of equity interests of the Surviving Entity.
NOTE 8 - DEBT
As of March 31, 2025, we had $2.965 billion undrawn and available under our revolving credit facility.
The table below presents the Company's contractual principal payments (not including $169 million of unamortized debt discount, premiums and debt issuance costs) as of March 31, 2025 under then-outstanding long-term debt agreements (in millions):

	Last nine months of 2025	2026	2027	2028	2029	After 2029	Total
Contractual principal payments	$2,085	$4,819	$2,353	$1,800	$2,892	$10,063	$24,011
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2025, the Company was in compliance with its debt covenants under these agreements.
NOTE 9 - COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments. The table below summarizes United's firm commitments as of March 31, 2025, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments (in billions):

	Last nine months of 2025	2026	2027	2028	2029	After 2029	Total
Purchase commitments	$8.1	$6.3	$4.9	$6.7	$8.3	$21.7	$56.0
Aircraft commitments are based on contractual scheduled aircraft deliveries. The amount and timing of these commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify (or further modify) the contracts governing those orders, (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries, or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.

Guarantees. As of March 31, 2025, United is the guarantor of approximately $2.9 billion in aggregate principal amount of tax-exempt special facility revenue bonds and interest thereon. These bonds, which are issued by various airport authorities or other conduit issuers, are payable solely from rentals paid under long-term agreements with the respective airport authorities or from payments under loan agreements with the respective issuing authorities. The leasing arrangements associated with these obligations are accounted for as operating leases in the Company's financial statements. All of these bonds are due between 2027 and 2041.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate ("SOFR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2025, the Company had $8.4 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $5.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Relations. As of March 31, 2025, the Company had approximately 109,200 employees, of whom approximately 82% were represented by various U.S. labor organizations.
NOTE 10 - SPECIAL CHARGES (CREDITS)
For the three months ended March 31, operating and nonoperating special charges (credits) and unrealized losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
(Gains) losses on sale of assets and other special charges	$(108)	$13
Total operating special charges (credits)	(108)	13
Nonoperating unrealized losses on investments, net	21	37
Nonoperating debt extinguishment and modification fees	—	35
Total nonoperating special charges and unrealized losses on investments, net	21	72
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net	(87)	85
Income tax expense (benefit), net of valuation allowance	2	(11)
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net of income taxes	$(85)	$74
Operating and nonoperating special charges (credits) and unrealized losses on investments included the following:
During the three months ended March 31, 2025, the Company recorded $108 million of net gains primarily related to gains on various aircraft sale-leaseback transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q to enhance the understanding of our results of operations, financial condition and cash flows.
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
Our shared purpose is "Connecting People. Uniting the World." We have the most comprehensive route network among North American carriers, including U.S. mainland hubs in Chicago, Denver, Houston, Los Angeles, New York/Newark, San Francisco and Washington, D.C. The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 126 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United's regional carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world's largest airline alliance network.
Our current expectations described below are forward-looking statements and our actual results and timing may vary materially based on various factors that include, but are not limited to, those discussed below under "Economic and Market Factors," "Governmental Actions" and "Forward-Looking Information" and in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K"). The results presented in this report are not necessarily indicative of future operating results.
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, airline capacity, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution and effect of our business strategies, including our United Next plan, especially relating to our focus on expanding market and product opportunities and the growth in the scale of our operations; the impact on the Company of significant operational challenges by third parties on which we rely; aircraft delivery delays; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; increasing maintenance expenses; changes in interest rates; changes in government travel patterns; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn or macroeconomic uncertainty leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of the 2024 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends.

Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements or the implementation of new legal requirements and any failure to comply with such legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the closure of our flying airspace and termination of other operations due to regional conflicts, including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflict in the Middle East, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); increased Federal Aviation Administration oversight of the aircraft production process; any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through our loyalty program or the co-branded credit cards issued by our partner; the effect of trade tariffs and any potential changes to them that we are unable to mitigate; and certain rules and regulations proposed by the U.S. Department of Transportation that would impose additional costs and operational restrictions on airlines. Changes in existing applicable legal requirements or new applicable legal requirements as well as the related interpretations and enforcement practices regarding them, create uncertainty about how such laws and regulations will be understood and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2025, as compared to the corresponding period in 2024.
First Quarter 2025 Compared to First Quarter 2024
The Company recorded net income of $387 million for the first quarter of 2025 as compared to a net loss of $124 million for the first quarter of 2024. Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change (a)
Operating revenue	$13,213	$12,539	$674	5.4
Operating expense	12,605	12,440	165	1.3
Operating income	607	99	508	NM
Nonoperating expense, net	(129)	(263)	(134)	(51.0)
Income (loss) before income taxes	478	(164)	642	NM
Income tax expense (benefit)	91	(40)	131	NM
Net income (loss)	$387	$(124)	$511	NM
(a) NM - Greater than 100% change or otherwise not meaningful.

Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2025	2024	Increase (Decrease)	% Change
Passengers (thousands) (a)	40,806	39,325	1,481	3.8
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	59,517	57,427	2,090	3.6
Available seat miles ("ASMs" or "capacity") (millions) (c)	75,155	71,668	3,487	4.9
Passenger load factor (d)	79.2%	80.1%	(0.9) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	15.78	15.79	(0.01)	(0.1)
Total revenue per ASM ("TRASM") (cents)	17.58	17.50	0.08	0.5
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.93	19.70	0.23	1.2
Cargo revenue ton miles ("CTM") (millions) (f)	889	852	37	4.3
Cost per ASM ("CASM") (cents)	16.77	17.36	(0.59)	(3.4)
Average price per gallon of fuel, including fuel taxes	$2.53	$2.88	$(0.35)	(12.2)
Fuel gallons consumed (millions)	1,067	1,025	42	4.1
Employee headcount, as of March 31	109,200	104,500	4,700	4.5
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Passenger revenue	$11,860	$11,313	$547	4.8
Cargo revenue	429	391	38	9.7
Other operating revenue	923	835	88	10.5
Total operating revenue	$13,213	$12,539	$674	5.4
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2024:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$266	$56	$123	$102	$547
Passenger revenue	3.8%	3.3%	8.9%	7.7%	4.8%
Average fare per passenger	0.1%	4.5%	(1.9)%	3.8%	1.0%
Yield	0.2%	5.8%	(0.4)%	2.9%	1.2%
PRASM	(3.9)%	4.7%	8.5%	1.9%	(0.1)%
Passengers	3.7%	(1.1)%	11.0%	3.7%	3.8%
RPMs	3.6%	(2.3)%	9.3%	4.6%	3.6%
ASMs	8.0%	(1.3)%	0.4%	5.7%	4.9%
Passenger load factor (points)	(3.4)	(0.8)	6.3	(0.9)	(0.9)
Passenger revenue increased $547 million, or 4.8%, in the first quarter of 2025 as compared to the year-ago period, primarily due to a 4.9% increase in capacity, a 3.8% increase in the number of passengers flown and a 1.2% increase in yield.
Cargo revenue increased $38 million, or 9.7%, in the first quarter of 2025 as compared to the year-ago period, primarily due to higher tonnage and yields.

Other operating revenue increased $88 million, or 10.5%, in the first quarter of 2025 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as an increase in the purchases of United Club memberships.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Salaries and related costs	$4,155	$3,932	$223	5.7
Aircraft fuel	2,701	2,954	(253)	(8.6)
Landing fees and other rent	873	804	69	8.6
Aircraft maintenance materials and outside repairs	731	773	(42)	(5.4)
Depreciation and amortization	727	708	19	2.7
Regional capacity purchase	650	585	65	11.1
Distribution expenses	496	480	16	3.3
Aircraft rent	51	43	8	18.6
Special charges (credits)	(108)	13	(121)	NM
Other operating expenses	2,326	2,148	178	8.3
Total operating expense	$12,605	$12,440	$165	1.3
Salaries and related costs increased $223 million, or 5.7%, in the first quarter of 2025 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 4.5% increase in headcount, and increase in pay rates for eligible employee groups.
Aircraft fuel decreased by $253 million, or 8.6%, in the first quarter of 2025 as compared to the year-ago period, due to a lower average price per gallon of fuel, partially offset by increased consumption from higher flying activity.
Landing fees and other rent increased $69 million, or 8.6%, in the first quarter of 2025 as compared to the year-ago period, primarily due to rate increases at various airports and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs decreased $42 million, or 5.4%, in the first quarter of 2025 as compared to the year-ago period, primarily due to lower volumes of engine overhauls.
Regional capacity purchase increased $65 million, or 11.1%, in the first quarter of 2025 as compared to the year-ago period, primarily due to an approximately 17% increase in regional capacity.
For details on the Company's Special charges (credits), see Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.
Other operating expenses increased $178 million, or 8.3%, in the first quarter of 2025 as compared to the year ago period, primarily due to an increase in flying activity, including increased costs for onboard catering and amenities, ground and cargo handling, airport lounge operations and passenger services, as well as expenditures related to employee uniforms and information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Interest expense	$(356)	$(454)	$(98)	(21.6)
Interest income	164	177	(13)	(7.3)
Interest capitalized	48	61	(13)	(21.3)
Unrealized losses on investments, net	(21)	(37)	(16)	NM
Miscellaneous, net	36	(10)	46	NM
Total nonoperating expense	$(129)	$(263)	$(134)	(51.0)
Interest expense decreased $98 million, or 21.6%, in the first quarter of 2025 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization.

Miscellaneous, net changed by $46 million in the first quarter of 2025 as compared to the year-ago period, primarily due to $35 million of debt extinguishment and modification fees related to the refinancing of the Company's 2021 term loans recorded in the year-ago period.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
We deploy a disciplined and balanced approach to capital allocation, including returns to shareholders through potential share repurchases. As of March 31, 2025, the Company had $15.3 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $14.5 billion at December 31, 2024. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations.
The Company has a $2.965 billion revolving credit facility as of March 31, 2025, of which $2.95 billion expires February 15, 2029 and $15 million expires April 21, 2025. The revolving credit facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the revolving credit facility as of March 31, 2025.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2025, the Company had approximately $32.9 billion of debt, finance lease, operating lease and other financial liabilities, including $3.8 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2025, the Company was in compliance with its debt covenants under these agreements. As of March 31, 2025, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on commitments.
As of March 31, 2025, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2025	2026	After 2026	Last Nine Months of 2025	2026	After 2026
787	145	26	17	102	7	20	118
737 MAX 8	7	7	—	—	7	—	—
737 MAX 9	130	60	70	—	20	67	43
737 MAX 10	167	—	3	164	—	—	167
A321neo	136	17	18	101	15	17	104
A321XLR	50	—	8	42	—	8	42
A350	45	—	—	45	—	—	45
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2024 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

The aircraft listed in the table above are scheduled for delivery through 2033. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify (or further modify) the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on these purchase commitments.
Sources and Uses of Cash
The following table summarizes our cash flows for the three months ended March 31 (in millions):

	2025	2024	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$3,710	$2,848	$862
Investing activities	(1,462)	1,441	2,903
Financing activities	(1,457)	(1,938)	(481)
Net increase in cash, cash equivalents and restricted cash	$791	$2,351	$(1,560)
Operating Activities. Cash flows provided by operating activities increased approximately $0.9 billion in the first three months of 2025 as compared to the year-ago period, primarily due to an operating income increase period-over-period and a net change in various working capital items.
Investing Activities. Cash flows used in investing activities increased $2.9 billion in the first three months of 2025 as compared to the year-ago period, primarily due to a decrease in net proceeds of short-term and other investments.
Financing Activities. Significant financing events in the three months ended March 31, 2025 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During the three months ended March 31, 2025, the Company made payments for debt, finance leases, and other financial liabilities of $1.0 billion.
Share repurchase. As part of our capital deployment program, the Company's Board of Directors authorized a share repurchase program in October 2024. In the three months ended March 31, 2025, the Company repurchased, through open market purchases, approximately 4.0 million shares of UAL common stock for a total of approximately $0.4 billion as part of its share repurchase program. See Note 3 to the financial statements in Part I, Item 1 of this report and Note 3 to the financial statements in Part II, Item 8 of the 2024 Form 10-K for additional information on the share repurchase program.
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
Commitments, Contingencies and Liquidity Matters. As described in the 2024 Form 10-K, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.
See the 2024 Form 10-K and Notes 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, market position, airline capacity, fleet plan strategy, fares, booking trends, product development, corporate citizenship-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," "on track" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflict in the Middle East, as well as any escalation of the broader economic consequences of these conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt, including our MileagePlus® senior secured notes; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of our 2024 Form 10-K, and under "Economic and Market Factors" and "Governmental Actions" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2024 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2025, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2025
During the three months ended March 31, 2025, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2024 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A. Risk Factors of the 2024 Form 10-K for a discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchases of its UAL common stock during the quarter ended March 31, 2025:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	(a) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions)
January 1 - 31	408,741	$106.03	408,741	$1,376
February 1 - 28	1,344,952	101.56	1,344,952	1,239
March 1 - 31	2,280,547	76.80	2,280,547	1,064
Total	4,034,240		4,034,240

(a) On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock. Under the share repurchase program, we have repurchased a total of approximately 6.6 million shares of UAL common stock for a total investment of approximately $0.5 billion as of April 10, 2025. See Note 3 to the financial statements in Part I, Item 1 of this report and Note 3 to the financial statements in Part II, Item 8 of the 2024 Form 10-K for additional information on the share repurchase program.

(b) Average price paid per share is calculated on a settlement basis and excludes commission and taxes.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2025, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United	Amendment No. 7 to the A320 Family Purchase Agreement, effective as of March 6, 2025, between Airbus S.A.S. and United Airlines, Inc.

^10.2	UAL United
Amendment No. 6, dated as of March 31, 2025, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S and United Airlines, Inc.

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	April 16, 2025	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	April 16, 2025	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)