Form 10-Q
period 2025-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2025-07-17
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 10, 2025 is shown below:

United Airlines Holdings, Inc.	323,732,094	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenue:
Passenger revenue	$13,836	$13,680	$25,696	$24,993
Cargo revenue	430	414	859	805
Other operating revenue	970	892	1,893	1,727
Total operating revenue	15,236	14,986	28,448	27,525

Operating expense:
Salaries and related costs	4,413	4,098	8,568	8,030
Aircraft fuel	2,775	3,133	5,476	6,087
Landing fees and other rent	961	866	1,834	1,670
Aircraft maintenance materials and outside repairs	865	716	1,596	1,489
Depreciation and amortization	733	719	1,461	1,427
Regional capacity purchase	676	612	1,326	1,197
Distribution expenses	487	626	983	1,106
Aircraft rent	67	40	118	83
Special charges	447	36	340	49
Other operating expenses	2,487	2,211	4,814	4,359
Total operating expense	13,911	13,057	26,516	25,497
Operating income	1,325	1,929	1,932	2,028

Nonoperating income (expense):
Interest expense	(361)	(427)	(717)	(881)
Interest income	167	190	331	367
Interest capitalized	51	60	98	121
Unrealized gains (losses) on investments, net	26	(33)	5	(70)
Miscellaneous, net	41	20	77	10
Total nonoperating expense, net	(77)	(190)	(206)	(453)
Income before income taxes	1,248	1,739	1,727	1,575
Income tax expense	275	416	366	376
Net income	$973	$1,323	$1,361	$1,199

Earnings per share, basic	$3.00	$4.02	$4.17	$3.65
Earnings per share, diluted	$2.97	$3.96	$4.12	$3.60

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$973	$1,323	$1,361	$1,199

Other comprehensive income (loss), net of tax:
Employee benefit plans	(23)	(17)	(49)	(34)
Investments and other	—	1	3	(1)
Total other comprehensive loss, net of tax	(22)	(16)	(46)	(35)

Total comprehensive income, net	$951	$1,307	$1,314	$1,164

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$9,354	$8,769
Short-term investments	6,262	5,706
Receivables, net	2,286	2,163
Aircraft fuel, spare parts and supplies, net	1,547	1,572
Prepaid expenses and other	809	673
Total current assets	20,258	18,883
Operating property and equipment, net	43,896	42,908
Operating lease right-of-use assets	4,517	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,669	2,683
Investments in affiliates and other, net	1,295	1,267
Total noncurrent assets	56,904	55,200
Total assets	$77,163	$74,083
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,920	$4,193
Accrued salaries and benefits	3,211	3,289
Advance ticket sales	9,664	7,561
Frequent flyer deferred revenue	3,552	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	6,194	3,453
Current maturities of operating leases	541	467
Other	910	948
Total current liabilities	28,992	23,314
Long-term debt, finance leases, and other financial liabilities	20,885	25,203
Long-term obligations under operating leases	5,166	4,510
Frequent flyer deferred revenue	4,114	4,038
Pension and postretirement benefit liability	1,199	1,233
Deferred income taxes	1,919	1,580
Other	1,515	1,530
Total noncurrent liabilities	34,798	38,094
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 323,801,715 and 327,899,771 shares at June 30, 2025 and December 31, 2024, respectively	4	4
Additional capital invested	8,855	8,980
Stock held in treasury, at cost	(3,737)	(3,377)
Retained earnings	8,110	6,880
Accumulated other comprehensive income	142	188
Total stockholders' equity	13,373	12,675
Total liabilities and stockholders' equity	$77,163	$74,083
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net cash provided by operating activities	$5,927	$5,723

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,520)	(2,530)
Purchases of short-term and other investments	(4,722)	(1,754)
Proceeds from sale of short-term and other investments	4,222	5,820
Proceeds from sale of property and equipment	48	42
Other, net	(70)	(3)
Net cash provided by (used in) investing activities	(3,042)	1,575

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	—	3,718
Payments of long-term debt, finance leases and other financial liabilities	(1,611)	(6,217)
Repurchases of common stock	(589)	—
Other, net	(99)	(19)
Net cash used in financing activities	(2,300)	(2,518)
Net increase in cash, cash equivalents and restricted cash	585	4,780
Cash, cash equivalents and restricted cash at beginning of the period	8,946	6,334
Cash, cash equivalents and restricted cash at end of the period (a)	$9,531	$11,114

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$973	$170
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(52)	(204)
Operating leases converted to finance leases	—	44
Investment interests received in exchange for loans, goods and services	14	18

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$9,354	$10,864
Restricted cash in Prepaid expenses and other	8	30
Restricted cash in Investments in affiliates and other, net	168	220
Total cash, cash equivalents and restricted cash	$9,531	$11,114

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2025	327.5	$4	$8,813	$(3,502)	$7,137	$164	$12,616
Net income	—	—	—	—	973	—	973
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Stock-settled share-based compensation	—	—	43	—	—	—	43
Repurchases of common stock	(3.7)	—	—	(237)	—	—	(237)
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	1	(1)	—	(1)
Balance at June 30, 2025	323.8	$4	$8,855	$(3,737)	$8,110	$142	$13,373

Balance at December 31, 2024	327.9	$4	$8,980	$(3,377)	$6,880	$188	$12,675
Net income	—	—	—	—	1,361	—	1,361
Other comprehensive loss	—	—	—	—	—	(46)	(46)
Stock-settled share-based compensation	—	—	71	—	—	—	71
Repurchases of common stock	(7.6)	—	—	(593)	—	—	(593)
Share issued for settlement of warrants	1.8	—	(99)	133	(34)	—	—
Stock issued for share-based awards, net of shares withheld for tax	1.7	—	(97)	99	(96)	—	(95)
Balance at June 30, 2025	323.8	$4	$8,855	$(3,737)	$8,110	$142	$13,373

Balance at March 31, 2024	328.8	$4	$8,973	$(3,372)	$3,664	$(81)	$9,188
Net income	—	—	—	—	1,323	—	1,323
Other comprehensive loss	—	—	—	—	—	(16)	(16)
Stock-settled share-based compensation	—	—	31	—	—	—	31
Stock issued for share-based awards, net of shares withheld for tax	—	—	(3)	4	(1)	—	—
Balance at June 30, 2024	328.8	$4	$9,001	$(3,368)	$4,986	$(97)	$10,526

Balance at December 31, 2023	328.0	$4	$8,992	$(3,441)	$3,831	$(62)	$9,324
Net loss	—	—	—	—	1,199	—	1,199
Other comprehensive loss	—	—	—	—	—	(35)	(35)
Stock-settled share-based compensation	—	—	56	—	—	—	56
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(47)	73	(44)	—	(18)
Balance at June 30, 2024	328.8	$4	$9,001	$(3,368)	$4,986	$(97)	$10,526

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenue:
Passenger revenue	$13,836	$13,680	$25,696	$24,993
Cargo revenue	430	414	859	805
Other operating revenue	970	892	1,893	1,727
Total operating revenue	15,236	14,986	28,448	27,525

Operating expense:
Salaries and related costs	4,413	4,098	8,568	8,030
Aircraft fuel	2,775	3,133	5,476	6,087
Landing fees and other rent	961	866	1,834	1,670
Aircraft maintenance materials and outside repairs	865	716	1,596	1,489
Depreciation and amortization	733	719	1,461	1,427
Regional capacity purchase	676	612	1,326	1,197
Distribution expenses	487	626	983	1,106
Aircraft rent	67	40	118	83
Special charges	447	36	340	49
Other operating expenses	2,487	2,210	4,813	4,358
Total operating expense	13,910	13,056	26,515	25,496
Operating income	1,325	1,930	1,933	2,029

Nonoperating income (expense):
Interest expense	(361)	(427)	(717)	(881)
Interest income	167	190	331	367
Interest capitalized	51	60	98	121
Unrealized gains (losses) on investments, net	26	(33)	5	(70)
Miscellaneous, net	41	20	77	10
Total nonoperating expense, net	(77)	(190)	(206)	(453)
Income before income taxes	1,249	1,740	1,727	1,576
Income tax expense	275	416	366	376
Net income	$974	$1,324	$1,361	$1,200
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$974	$1,324	$1,361	$1,200

Other comprehensive income (loss), net of tax:
Employee benefit plans	(23)	(17)	(49)	(34)
Investments and other	—	1	3	(1)
Total other comprehensive loss, net of tax	(22)	(16)	(46)	(35)

Total comprehensive income, net	$951	$1,308	$1,315	$1,165
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$9,354	$8,769
Short-term investments	6,262	5,706
Receivables, net	2,286	2,163
Aircraft fuel, spare parts and supplies, net	1,547	1,572
Prepaid expenses and other	809	673
Total current assets	20,258	18,883
Operating property and equipment, net	43,896	42,908
Operating lease right-of-use assets	4,517	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,669	2,683
Investments in affiliates and other, net	1,295	1,267
Total noncurrent assets	56,904	55,200
Total assets	$77,163	$74,083
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$4,920	$4,193
Accrued salaries and benefits	3,211	3,289
Advance ticket sales	9,664	7,561
Frequent flyer deferred revenue	3,552	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	6,194	3,453
Current maturities of operating leases	541	467
Other	907	949
Total current liabilities	28,989	23,315
Long-term debt, finance leases, and other financial liabilities	20,885	25,203
Long-term obligations under operating leases	5,166	4,510
Frequent flyer deferred revenue	4,114	4,038
Pension and postretirement benefit liability	1,199	1,233
Deferred income taxes	1,949	1,610
Other	1,515	1,530
Total noncurrent liabilities	34,828	38,124
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2025 and December 31, 2024	—	—
Additional capital invested	688	617
Retained earnings	10,848	9,487
Accumulated other comprehensive income	142	188
Payable to parent	1,667	2,352
Total stockholder's equity	13,347	12,644
Total liabilities and stockholder's equity	$77,163	$74,083

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2025	2024

Operating Activities:
Net cash provided by operating activities	$5,243	$5,704

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(2,520)	(2,530)
Purchases of short-term and other investments	(4,722)	(1,754)
Proceeds from sale of short-term and other investments	4,222	5,820
Proceeds from sale of property and equipment	48	42
Other, net	(70)	(3)
Net cash provided by (used in) investing activities	(3,042)	1,575

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	—	3,718
Payments of long-term debt, finance leases and other financial liabilities	(1,611)	(6,217)
Other, net	(4)	—
Net cash used in financing activities	(1,616)	(2,499)
Net increase in cash, cash equivalents and restricted cash	585	4,780
Cash, cash equivalents and restricted cash at beginning of the period	8,946	6,334
Cash, cash equivalents and restricted cash at end of the period (a)	$9,531	$11,114

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$973	$170
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(52)	(204)
Operating leases converted to finance leases	—	44
Investment interests received in exchange for loans, goods and services	14	18

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$9,354	$10,864
Restricted cash in Prepaid expenses and other	8	30
Restricted cash in Investments in affiliates and other, net	168	220
Total cash, cash equivalents and restricted cash	$9,531	$11,114

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at March 31, 2025	$645	$9,875	$164	$1,909	$12,593
Net income	—	974	—	—	974
Other comprehensive loss	—	—	(22)	—	(22)
Stock-settled share-based compensation	43	—	—	—	43
Impact of UAL share repurchase	—	—	—	(240)	(240)
Other	—	—	—	(1)	(1)
Balance at June 30, 2025	$688	$10,848	$142	$1,667	$13,347

Balance at December 31, 2024	$617	$9,487	$188	$2,352	$12,644
Net income	—	1,361	—	—	1,361
Other comprehensive loss	—	—	(46)	—	(46)
Stock-settled share-based compensation	71	—	—	—	71
Impact of UAL share repurchase	—	—	—	(589)	(589)
Other	—	—	—	(95)	(95)
Balance at June 30, 2025	$688	$10,848	$142	$1,667	$13,347

Balance at March 31, 2024	$507	$6,212	$(81)	$2,520	$9,158
Net income	—	1,324	—	—	1,324
Other comprehensive loss	—	—	(16)	—	(16)
Stock-settled share-based compensation	31	—	—	—	31
Other	—	—	—	(2)	(2)
Balance at June 30, 2024	$538	$7,536	$(97)	$2,518	$10,495

Balance at December 31, 2023	$482	$6,336	$(62)	$2,538	$9,294
Net loss	—	1,200	—	—	1,200
Other comprehensive loss	—	—	(35)	—	(35)
Stock-settled share-based compensation	56	—	—	—	56
Other	—	—	—	(20)	(20)
Balance at June 30, 2024	$538	$7,536	$(97)	$2,518	$10,495

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
Segments. The Company manages it operations as one segment. The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance of the Company and makes resource allocation decisions based on Net income as reported in the Company's statement of consolidated operations. The measure of segment assets is reported on the Company's consolidated balance sheets as Total assets.

NOTE 2 - REVENUE RECOGNITION
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic (U.S. and Canada)	$8,784	$8,761	$16,818	$16,434
Atlantic	3,370	3,277	5,270	5,110
Latin America	1,362	1,346	2,919	2,791
Pacific	1,720	1,602	3,442	3,190
Total	$15,236	$14,986	$28,448	$27,525
Advance ticket sales. In the six months ended June 30, 2025 and 2024, the Company recognized approximately $5.5 billion and $5.0 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary services. The Company recorded approximately $1.2 billion and $2.2 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2025, respectively. The Company recorded approximately $1.2 billion and $2.2 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2024, respectively.
Frequent flyer deferred revenue. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$7,591	$7,279	$7,441	$7,143
Miles earned	991	919	1,910	1,759
Travel miles redeemed	(888)	(818)	(1,618)	(1,483)
Non-travel miles redeemed	(29)	(27)	(67)	(66)
Ending Balance	$7,665	$7,353	$7,665	$7,353
In the three and six months ended June 30, 2025, the Company recognized, in Other operating revenue, $0.8 billion and $1.6 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. In the three and six months ended June 30, 2024, the Company recognized, in Other operating revenue, $0.7 billion and $1.5 billion, respectively, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Frequent flyer deferred revenue.

NOTE 3 - EARNINGS PER SHARE
The following table shows the computation of UAL's basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings available to common stockholders	$973	$1,323	$1,361	$1,199

Basic weighted-average shares outstanding	324.6	328.8	326.2	328.6
Dilutive effect of stock Warrants (a)	—	2.7	0.6	2.2
Dilutive effect of employee stock awards	2.6	2.4	3.3	2.3
Diluted weighted-average shares outstanding	327.2	333.9	330.1	333.1

Earnings per share, basic	$3.00	$4.02	$4.17	$3.65
Earnings per share, diluted	$2.97	$3.96	$4.12	$3.60

Potentially dilutive securities (b)
Stock Warrants (a)	—	1.5	—	1.5
Employee stock awards	0.7	0.6	0.5	0.6
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
In the three and six months ended June 30, 2025, the Company repurchased, through open market purchases, approximately 3.5 million and 7.6 million shares, respectively, of UAL common stock for a total of approximately $0.2 billion and $0.6 billion, respectively, as part of its share repurchase program. As of July 10, 2025, the dollar value of shares that may yet be purchased under the program is approximately $0.8 billion.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at March 31, 2025	$574		$3	$(412)	$164
Changes in value	1		1	(1)	2
Amounts reclassified to earnings	(31)	(b)	(1)	7	(25)
Balance at June 30, 2025	$544		$4	$(406)	$142

Balance at December 31, 2024	$607		$—	$(419)	$188
Changes in value	(2)		5	(1)	3
Amounts reclassified to earnings	(61)	(b)	(2)	14	(49)
Balance at June 30, 2025	$544		$4	$(406)	$142

Balance at March 31, 2024	$267		$(6)	$(342)	$(81)
Changes in value	3		1	(1)	3
Amounts reclassified to earnings	(25)	(b)	—	6	(19)
Balance at June 30, 2024	$245		$(5)	$(337)	$(97)

Balance at December 31, 2023	$289		$(4)	$(347)	$(62)
Changes in value	6		(1)	(1)	4
Amounts reclassified to earnings	(50)	(b)	—	11	(39)
Balance at June 30, 2024	$245		$(5)	$(337)	$(97)

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

NOTE 5 - INCOME TAXES
The Company's effective tax rates for the three and six months ended June 30, 2025 were 22.0% and 21.2%, respectively. The Company's effective tax rate for both the three and six months ended June 30, 2024 was 23.9%. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The decrease in the effective tax rate in the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a release of valuation allowance related to realized capital gains. The decrease in the effective tax rate in the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in excess tax benefits related to stock-based compensation and a release of valuation allowance related to realized capital gains.

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2025	2024	2025	2024
Service cost	$32	$34	$1	$2	Salaries and related costs
Interest cost	61	58	8	9	Miscellaneous, net
Expected return on plan assets	(68)	(69)	—	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	(2)	5	(8)	(6)	Miscellaneous, net
Amortization of prior service credit	—	—	(22)	(24)	Miscellaneous, net
Total	$23	$28	$(20)	$(20)
The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2025	2024	2025	2024
Service cost	$64	$68	$3	$3	Salaries and related costs
Interest cost	121	115	16	19	Miscellaneous, net
Expected return on plan assets	(136)	(138)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	(3)	10	(15)	(13)	Miscellaneous, net
Amortization of prior service credit	—	—	(43)	(47)	Miscellaneous, net
Total	$46	$55	$(41)	$(39)
During the three and six months ended June 30, 2025, the Company contributed $59 million to its U.S. domestic tax-qualified defined benefit pension plans.
NOTE 7 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents the value of financial assets measured at fair value on a recurring basis in the Company's financial statements (in millions):

	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,354	$9,354	$—	$—	$8,769	$8,769	$—	$—
Restricted cash — current	8	8	—	—	11	11	—	—
Restricted cash — noncurrent	168	168	—	—	166	166	—	—
Short-term investments:
U.S. government and agency notes	2,386	—	2,386	—	2,280	—	2,280	—
Certificates of deposit placed through an account registry service (CDARS)	12	—	12	—	59	—	59	—
Corporate debt	3,578	—	3,578	—	3,127	—	3,127	—
Other fixed-income securities	286	—	286	—	240	—	240	—
Long-term investments:
Equity securities	70	70	—	—	71	71	—	—
Investments presented in the table above have the same fair value as their carrying amount.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), Archer Aviation Inc., Eve Holding, Inc. and

Mesa Air Group, Inc. ("Mesa"). United concluded that Mesa is a variable interest entity as of June 30, 2025. United holds a variable interest in Mesa in the form of an approximately 10% equity interest and several loans to Mesa, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact Mesa's economic performance.
On May 28, 2025, Azul announced it had entered into restructuring agreements with its key stakeholders and strategic partners, including United, to effectuate a proactive reorganization process. Under the agreement, United and another key Azul stakeholder may provide equity investments of up to $300 million in the aggregate in connection with the reorganization process, subject to the satisfaction of certain conditions.
Other fair value information. The table below presents the carrying amounts and estimated fair values of financial instruments not presented in the table above (in millions). Carrying amounts include any related discounts, premiums and issuance costs.

	June 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$23,324	$23,189	$—	$16,260	$6,929	$24,653	$24,423	$—	$17,300	$7,123
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair values are based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of June 30, 2025, United holds investments, accounted for using the equity method, with a combined carrying amount of approximately $255 million, including the following:
•Republic Airways Holdings Inc. ("Republic Airways"). United holds a 19% minority interest in Republic Airways, which is the parent company of Republic Airways Inc. ("Republic"). Republic currently operates 66 regional aircraft under capacity purchase agreements ("CPAs") with United that have terms through 2037.
•CommuteAir LLC ("CommuteAir"). United owns a 40% minority ownership stake in CommuteAir. CommuteAir currently operates 59 regional aircraft under a CPA with United that has a term through 2028.
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
Other Investments. As of June 30, 2025, United has equity investments in a number of companies including a multinational airline holding company, an independent air carrier and others with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2025, the carrying amount of these investments was $283 million.
Notes Receivable. As of June 30, 2025, the Company has $74 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, net. The long-term portion of the notes receivable is recorded in Investments in affiliates and other, net on the Company's consolidated balance sheets.
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
NOTE 8 - DEBT
As of June 30, 2025, we had $3.0 billion undrawn and available under our revolving credit facility.
The table below presents the Company's contractual principal payments (not including $155 million of unamortized debt discount, premiums and debt issuance costs) as of June 30, 2025 under then-outstanding long-term debt agreements (in millions):

	Last Six Months of 2025	2026	2027	2028	2029	After 2029	Total
Contractual principal payments	$2,693	$4,059	$1,973	$1,800	$2,892	$10,063	$23,478
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2025, the Company was in compliance with its debt covenants under these agreements.
On July 7, 2025, the Company voluntarily prepaid in full the outstanding principal balance of the MileagePlus senior secured notes secured by substantially all of the assets of Mileage Plus Holdings, LLC (the "MileagePlus Notes"), which outstanding principal balance was $1.52 billion as of June 30, 2025, in addition to all accrued and unpaid interest under the MileagePlus Notes, and terminated all commitments thereunder.
NOTE 9 - COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments. The table below summarizes United's firm commitments as of June 30, 2025, which include aircraft and related spare engines, aircraft improvements and non-aircraft capital commitments (in billions):

	Last Six Months of 2025	2026	2027	2028	2029	After 2029	Total
Purchase commitments	$6.3	$6.9	$5.0	$6.3	$8.0	$22.4	$54.8
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
Guarantees. As of June 30, 2025, United is the guarantor of approximately $2.9 billion in aggregate principal amount of tax-exempt special facility revenue bonds and interest thereon. These bonds, which are issued by various airport authorities or other conduit issuers, are payable solely from rentals paid under long-term agreements with the respective airport authorities or from payments under loan agreements with the respective issuing authorities. The leasing arrangements associated with these obligations are accounted for as operating leases in the Company's financial statements. All of these bonds are due between 2027 and 2041.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate ("SOFR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2025, the Company had $8.3 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $5.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Relations. As of June 30, 2025, the Company had approximately 111,300 employees, of whom approximately 82% were represented by various U.S. labor organizations.
In May 2025, the Company reached a Tentative Agreement ("TA") with its employees represented by the Association of Flight Attendants ("AFA") regarding a contract that became amendable in August 2021. The TA includes improvements with respect to scheduling, reserve requirements and other quality of life improvements, as well as pay rate increases during its five-year term. The TA also includes a provision for a one-time payment to employees represented by the AFA upon ratification. Voting to ratify the TA started on July 7, 2025 and will close on July 29, 2025. In the three and six months ended June 30, 2025, the Company recorded, in Special charges, $561 million of expenses relating to this ratification payment.
NOTE 10 - SPECIAL CHARGES
For the three and six months ended June 30, operating and nonoperating special charges and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Labor contract ratification bonuses	$561	$—	$561	$—
(Gains) losses on sale of assets and other special charges	(114)	36	(222)	49
Total operating special charges	447	36	340	49
Nonoperating unrealized (gains) losses on investments, net	(26)	33	(5)	70
Nonoperating debt extinguishment and modification fees	—	—	—	35
Total nonoperating special charges and unrealized (gains) losses on investments, net	(26)	33	(5)	105
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	422	69	335	154
Income tax benefit, net of valuation allowance	(128)	(8)	(127)	(19)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$293	$61	$208	$135
Operating and nonoperating special charges and unrealized (gains) losses on investments included the following:
During the three and six months ended June 30, 2025, the Company recorded $114 million and $222 million, respectively, of net gains on sale of assets and other special charges, which were primarily comprised of $151 million and $261 million, respectively, of gains on various aircraft sale-leaseback transactions. The Company also recorded a $561 million special charge in connection with the TA with its flight attendants represented by the AFA. See Note 9 for more information related to the TA.

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
Economic and Market Factors
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, airline capacity, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. We, like other companies in our industry, have been subject to these and other industry-specific competitive dynamics. In addition, our operations, supply chain, partners and suppliers have been subject to various global macroeconomic factors. We expect to continue to remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution and effect of our business strategies, including our United Next plan, especially relating to our focus on expanding market and product opportunities and the growth in the scale of our operations; the impact on the Company of significant operational challenges by third parties on which we rely; aircraft delivery delays; rising inflationary pressures; labor market and supply chain constraints and related costs affecting us and our partners; volatile fuel prices; increasing maintenance expenses; changes in interest rates; changes in travel patterns; and changes in general economic conditions in the markets in which the Company operates, including an economic downturn or macroeconomic uncertainty leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of the 2024 Form 10-K. Our future results of operations may be subject to volatility and our growth plans may be delayed, particularly in the short term, due to the impact of the above factors and trends.

Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Compliance with laws, regulations, administrative practices and other restrictions or legal requirements in the countries in which we do business is onerous and expensive. In addition, changes to existing legal requirements or the implementation of new legal requirements and any failure to comply with such legal requirements could negatively impact our business, operations, financial condition, future results of operations, liquidity and financial flexibility by increasing the Company's costs, limiting the Company's ability to offer a product, service or feature to customers, impacting customer demand for the Company's products and services and requiring changes to the Company's supply chain and its business. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the closure of our flying airspace and termination of other operations due to regional conflicts, including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflicts in the Middle East, as well as any escalation of the broader economic consequences of any conflicts beyond their current scope; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); increased Federal Aviation Administration oversight of the aircraft production process; any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through our loyalty program or the co-branded credit cards issued by our partner; the effect of trade tariffs and any potential changes to them that we are unable to mitigate; and certain rules and regulations proposed by the U.S. Department of Transportation that would impose additional costs and operational restrictions on airlines. Changes in existing applicable legal requirements or new applicable legal requirements as well as the related interpretations and enforcement practices regarding them, create uncertainty about how such laws and regulations will be understood and applied. As a result, the impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2025, as compared to the corresponding period in 2024.
Second Quarter 2025 Compared to Second Quarter 2024
The Company recorded net income of $1.0 billion for the second quarter of 2025 as compared to $1.3 billion for the second quarter of 2024. Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change
Operating revenue	$15,236	$14,986	$250	1.7
Operating expense	13,911	13,057	854	6.5
Operating income	1,325	1,929	(604)	(31.3)
Nonoperating expense, net	(77)	(190)	(113)	(59.6)
Income before income taxes	1,248	1,739	(491)	(28.2)
Income tax expense	275	416	(141)	(33.9)
Net income	$973	$1,323	$(350)	(26.4)

Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2025	2024	Increase (Decrease)	% Change
Passengers (thousands) (a)	46,186	44,375	1,811	4.1
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	70,088	67,064	3,024	4.5
Available seat miles ("ASMs" or "capacity") (millions) (c)	84,347	79,678	4,669	5.9
Passenger load factor (d)	83.1%	84.2%	(1.1) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	16.40	17.17	(0.77)	(4.5)
Total revenue per ASM ("TRASM") (cents)	18.06	18.81	(0.75)	(4.0)
Average yield per revenue passenger mile ("Yield") (cents) (e)	19.74	20.40	(0.66)	(3.2)
Cargo revenue ton miles ("CTM") (millions) (f)	885	890	(5)	(0.6)
Cost per ASM ("CASM") (cents)	16.49	16.39	0.10	0.6
Average price per gallon of fuel, including fuel taxes	$2.34	$2.76	$(0.42)	(15.2)
Fuel gallons consumed (millions)	1,188	1,134	54	4.7
Employee headcount, as of June 30	111,300	106,000	5,300	5.0
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Passenger revenue	$13,836	$13,680	$156	1.1
Cargo revenue	430	414	16	3.8
Other operating revenue	970	892	78	8.8
Total operating revenue	$15,236	$14,986	$250	1.7
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (Decrease) from 2024:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$(60)	$78	$121	$17	$156
Passenger revenue	(0.7)%	2.5%	8.7%	1.4%	1.1%
Average fare per passenger	(4.7)%	(0.8)%	(2.5)%	(0.4)%	(2.8)%
Yield	(4.5)%	(0.9)%	(1.9)%	(1.2)%	(3.2)%
PRASM	(7.0)%	(2.3)%	2.9%	(2.3)%	(4.5)%
Passengers	4.1%	3.3%	11.5%	1.7%	4.1%
RPMs	3.9%	3.5%	10.8%	2.6%	4.5%
ASMs	6.7%	4.9%	5.7%	3.8%	5.9%
Passenger load factor (points)	(2.3)	(1.2)	3.8	(0.9)	(1.1)
Passenger revenue increased $0.2 billion, or 1.1%, in the second quarter of 2025 as compared to the year-ago period, primarily due to a 5.9% increase in capacity and a 4.1% increase in the number of passengers flown, partially offset by a 3.2% decrease in yield.
Other operating revenue increased $78 million, or 8.8%, in the second quarter of 2025 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as an increase in the purchases of United Club memberships.

Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Salaries and related costs	$4,413	$4,098	$315	7.7
Aircraft fuel	2,775	3,133	(358)	(11.4)
Landing fees and other rent	961	866	95	11.0
Aircraft maintenance materials and outside repairs	865	716	149	20.8
Depreciation and amortization	733	719	14	2.0
Regional capacity purchase	676	612	64	10.5
Distribution expenses	487	626	(139)	(22.2)
Aircraft rent	67	40	27	67.2
Special charges	447	36	411	NM
Other operating expenses	2,487	2,211	276	12.5
Total operating expense	$13,911	$13,057	$854	6.5
NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $0.3 billion, or 7.7%, in the second quarter of 2025 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.0% increase in headcount, and an increase in pay rates for eligible employee groups.
Aircraft fuel decreased by $0.4 billion, or 11.4%, in the second quarter of 2025 as compared to the year-ago period, due to a lower average price per gallon of fuel, partially offset by increased consumption from increased flying activity.
Landing fees and other rent increased $95 million, or 11.0%, in the second quarter of 2025 as compared to the year-ago period, primarily due to rate increases at various airports and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $149 million, or 20.8%, in the second quarter of 2025 as compared to the year-ago period, primarily due to higher volumes of engine overhauls as well as the timing of repair work.
Regional capacity purchase increased $64 million, or 10.5%, in the second quarter of 2025 as compared to the year-ago period, primarily due to an approximately 9% increase in regional capacity.
Distribution expenses decreased $139 million, or 22.2%, in the second quarter of 2025 as compared to the year-ago period, primarily due to a change in the mix of sales channels as well as the refinement of assumptions used in determining our credit card fees expense.
Aircraft rent increased $27 million, or 67.2%, in the second quarter of 2025 as compared to the year-ago period, primarily due to the addition of new leased aircraft to the Company's fleet.
For details on the Company's Special charges, see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $0.3 billion, or 12.5%, in the second quarter of 2025 as compared to the year-ago period, primarily due to an increase in flying activity, including increased costs for onboard catering, supplies and amenities, ground and cargo handling, airport lounge operations and passenger services, as well as expenditures related to employee uniforms and information technology projects and services.

Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Interest expense	$(361)	$(427)	$(66)	(15.5)
Interest income	167	190	(23)	(12.3)
Interest capitalized	51	60	(9)	(15.6)
Unrealized gains (losses) on investments, net	26	(33)	(59)	NM
Miscellaneous, net	41	20	21	NM
Total nonoperating expense, net	$(77)	$(190)	$(113)	(59.6)
Interest expense decreased $66 million, or 15.5%, in the second quarter of 2025 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization and a reduction in the average cost of debt.
Unrealized gains on investments, net, was $26 million in the second quarter of 2025 as compared to $33 million in unrealized losses in the year-ago period, primarily due to changes in the market value of the Company's investments in equity securities. See Note 7 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2025 Compared to First Six Months 2024
The Company recorded net income of $1.4 billion in the first six months of 2025 as compared to net income of $1.2 billion in the first six months of 2024. Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change
Operating revenue	$28,448	$27,525	$923	3.4
Operating expense	26,516	25,497	1,019	4.0
Operating income	1,932	2,028	(96)	(4.7)
Nonoperating expense, net	(206)	(453)	(247)	(54.6)
Income before income taxes	1,727	1,575	152	9.6
Income tax expense	366	376	(10)	(2.7)
Net income	$1,361	$1,199	$162	13.5
Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2025	2024	Increase (Decrease)	% Change
Passengers (thousands)	86,992	83,700	3,292	3.9
RPMs (millions)	129,604	124,491	5,113	4.1
ASMs (millions)	159,503	151,346	8,157	5.4
Passenger load factor	81.3%	82.3%	(1.0) pt.	N/A
PRASM (cents)	16.11	16.51	(0.40)	(2.4)
TRASM (cents)	17.84	18.19	(0.35)	(1.9)
Yield (cents)	19.83	20.08	(0.25)	(1.3)
CTM (millions)	1,774	1,742	32	1.8
CASM (cents)	16.62	16.85	(0.23)	(1.3)
Average price per gallon of fuel, including fuel taxes	$2.43	$2.82	$(0.39)	(13.8)
Fuel gallons consumed (millions)	2,254	2,159	95	4.4
Employee headcount, as of June 30	111,300	106,000	5,300	5.0

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Passenger revenue	$25,696	$24,993	$703	2.8
Cargo revenue	859	805	54	6.7
Other operating revenue	1,893	1,727	166	9.6
Total operating revenue	$28,448	$27,525	$923	3.4
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	Increase (Decrease) from 2024:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$206	$134	$244	$119	$703
Passenger revenue	1.4%	2.8%	8.8%	4.6%	2.8%
Average fare per passenger	(2.5)%	1.1%	(2.2)%	1.8%	(1.1)%
Yield	(2.3)%	1.5%	(1.1)%	1.0%	(1.3)%
PRASM	(5.6)%	0.4%	5.8%	(0.1)%	(2.4)%
Passengers	3.9%	1.7%	11.2%	2.7%	3.9%
RPMs	3.8%	1.3%	10.0%	3.6%	4.1%
ASMs	7.3%	2.4%	2.9%	4.7%	5.4%
Passenger load factor (points)	(2.8)	(0.9)	5.2	(0.9)	(1.0)
Passenger revenue increased $0.7 billion, or 2.8%, in the first six months of 2025 as compared to the year-ago period, primarily due to a 5.4% increase in capacity as well as a 3.9% increase in passengers.
Cargo revenue increased $54 million, or 6.7%, in the first six months of 2025 as compared to the year-ago period, primarily due to higher tonnage and higher yields.
Other operating revenue increased $0.2 billion, or 9.6%, in the first six months of 2025 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships, visitor volume and purchases of one-time United Club passes.
Operating Expenses. The table below presents data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Salaries and related costs	$8,568	$8,030	$538	6.7
Aircraft fuel	5,476	6,087	(611)	(10.0)
Landing fees and other rent	1,834	1,670	164	9.8
Aircraft maintenance materials and outside repairs	1,596	1,489	107	7.2
Depreciation and amortization	1,461	1,427	34	2.4
Regional capacity purchase	1,326	1,197	129	10.8
Distribution expenses	983	1,106	(123)	(11.1)
Aircraft rent	118	83	35	42.4
Special charges	340	49	291	NM
Other operating expenses	4,814	4,359	455	10.4
Total operating expenses	$26,516	$25,497	$1,019	4.0
Salaries and related costs increased $0.5 billion, or 6.7%, in the first six months of 2025 as compared to the year-ago period, primarily due to annual wage rate increases across certain employee groups, increased flight activity, and a 5.0% increase in headcount.

Aircraft fuel expense decreased $0.6 billion, or 10.0%, in the first six months of 2025 as compared to the year-ago period, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from increased flying activity.
Landing fees and other rent increased $164 million, or 9.8%, in the first six months of 2025 as compared to the year-ago period, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates, and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $107 million, or 7.2%, in the first six months of 2025 as compared to the year-ago period, primarily due to engine overhauls and component part repairs driven by higher volumes and cost of materials.
Depreciation expense increased $34 million, or 2.4%, in the first six months of 2025 as compared to the year-ago period, primarily due to the induction of new aircraft and related spare parts, as well as certain capital improvement projects.
Regional capacity purchase increased $129 million, or 10.8%, in the first six months of 2025 as compared to the year-ago period, primarily due to an approximately 13% increase in regional capacity.
Distribution expenses decreased $123 million, or 11.1%, in the first six months of 2025 as compared to the year-ago period, primarily due to a change in the mix of sales channels as well as the refinement of assumptions used in determining our credit card fees expense.
Aircraft rent increased $35 million, or 42.4%, in the first six months of 2025 as compared to the year-ago period, primarily due to the addition of new leased aircraft to the Company's fleet.
For details on the Company's Special charges, see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $455 million, or 10.4%, in the first six months of 2025 as compared to the year-ago period, primarily due to an increase in flight activity, including increased costs for onboard catering and amenities, ground and cargo handling, airport lounge operations and passenger services, as well as expenditures related to employee uniforms and information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Interest expense	$(717)	$(881)	$(164)	(18.6)
Interest income	331	367	(36)	(9.8)
Interest capitalized	98	121	(23)	(18.6)
Unrealized gains (losses) on investments, net	5	(70)	75	NM
Miscellaneous, net	77	10	67	NM
Total nonoperating expense, net	$(206)	$(453)	$(247)	(54.6)
Interest expense decreased $164 million, or 18.6%, in the first six months of 2025 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization and a reduction in the average cost of debt.
Interest income decreased $36 million, or 9.8%, in the first six months of 2025 as compared to the year-ago period, primarily due to lower interest rates.
Unrealized gains on investments, net, was $5 million in the first six months of 2025 as compared to $70 million in unrealized losses in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 7 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net, changed by $67 million in the first six months of 2025 as compared to the year-ago period, primarily due to $35 million of debt extinguishment and modification fees related to the refinancing of the Company's 2021 term loans recorded in the year-ago period, foreign exchange gains recorded in the current period as compared to losses in the year-ago-period and an increase in the benefit from the Company's net periodic benefit cost of its pensions and postretirement benefit plans.

Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
We deploy a disciplined and balanced approach to capital allocation, including returns to shareholders through potential share repurchases. As of June 30, 2025, the Company had $15.6 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $14.5 billion at December 31, 2024. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations.
The Company has a $3.0 billion revolving credit facility as of June 30, 2025. The revolving credit facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the revolving credit facility as of June 30, 2025.
On July 7, 2025, the Company voluntarily prepaid in full the outstanding principal balance of the MileagePlus senior secured notes secured by substantially all of the assets of Mileage Plus Holdings, LLC (the "MileagePlus Notes"), which outstanding principal balance was $1.52 billion as of June 30, 2025, in addition to all accrued and unpaid interest under the MileagePlus Notes, and terminated all commitments thereunder.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2025, the Company had approximately $32.8 billion of debt, finance lease, operating lease and other financial liabilities, including $6.7 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2025, the Company was in compliance with its debt covenants under these agreements. As of June 30, 2025, a substantial portion of the Company's assets, principally aircraft and certain related assets, its loyalty program, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on commitments.
As of June 30, 2025, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2025	2026	After 2026	Last Six Months of 2025	2026	After 2026
787	143	24	17	102	5	20	118
737 MAX 9	119	49	70	—	13	69	37
737 MAX 10	167	—	3	164	—	—	167
A321neo	135	16	18	101	13	18	104
A321XLR	50	—	8	42	—	8	42
A350	45	—	—	45	—	—	45
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
Sources and Uses of Cash
The following table summarizes our cash flows for the six months ended June 30 (in millions):

	2025	2024	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$5,927	$5,723	$204
Investing activities	(3,042)	1,575	4,617
Financing activities	(2,300)	(2,518)	(218)
Net increase in cash, cash equivalents and restricted cash	$585	$4,780	$(4,195)
Operating Activities. Cash flows provided by operating activities increased approximately $0.2 billion in the first six months of 2025 as compared to the year-ago period, primarily due to net working capital changes and higher profitability in the first six months of 2025.
Investing Activities. Cash flows used in investing activities were $3.0 billion in the first six months of 2025 compared to cash flows provided by investing activities of $1.6 billion in the year-ago period, a change of $4.6 billion, primarily due to an increase in the purchase of short-term and other investments as well as a decrease in proceeds from the sale of short-term and other investments.
Financing Activities. Significant financing events in the six months ended June 30, 2025 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During the six months ended June 30, 2025, the Company made payments for debt, finance leases, and other financial liabilities of $1.6 billion.
Share repurchase. As part of our capital deployment program, the Company's Board of Directors authorized a share repurchase program in October 2024. In the three and six months ended June 30, 2025, the Company repurchased, through open market purchases, approximately 3.5 million and 7.6 million shares, respectively, of UAL common stock for a total of approximately $0.2 billion and $0.6 billion, respectively, as part of its share repurchase program. See Note 3 to the financial statements in Part I, Item 1 of this report and Note 3 to the financial statements in Part II, Item 8 of the 2024 Form 10-K for additional information on the share repurchase program.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports; geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflicts in the Middle East, as well as any escalation of the broader economic consequences of any conflicts beyond their current scope); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of our 2024 Form 10-K, and under "Economic and Market Factors" and "Governmental Actions" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2025, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2025
During the three months ended June 30, 2025, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2024 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A. Risk Factors of the 2024 Form 10-K for a discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchases of its UAL common stock during the quarter ended June 30, 2025:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	(a) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions)
April 1-30	2,678,987	$62.78	2,678,987	$896
May 1-31	475,951	76.21	475,951	859
June 1-30	388,842	77.87	388,842	829
Total	3,543,780		3,543,780

(a) On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock. Under the share repurchase program, we have repurchased a total of approximately 8.7 million shares of UAL common stock for a total investment of approximately $0.7 billion as of July 10, 2025. See Note 3 to the financial statements in Part I, Item 1 of this report and Note 3 to the financial statements in Part II, Item 8 of the 2024 Form 10-K for additional information on the share repurchase program.

(b) Average price paid per share is calculated on a settlement basis and excludes commission and taxes.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2025, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

†10.1	UAL	Form of Share Unit Award Notice pursuant to the United Airlines Holdings, Inc. 2006 Director Equity Incentive Plan (for awards granted on or after May 2025)

^10.2	UAL United
Amendment No. 7, dated as of June 30, 2025, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc.

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	July 17, 2025	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 17, 2025	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)