Form 10-Q
period 2025-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2025-10-16
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 9, 2025 is shown below:

United Airlines Holdings, Inc.	323,737,989	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Passenger revenue	$13,815	$13,561	$39,512	$38,554
Cargo revenue	431	417	1,290	1,222
Other operating revenue	979	865	2,872	2,592
Total operating revenue	15,225	14,843	43,673	42,368

Operating expense:
Salaries and related costs	4,555	4,323	13,123	12,353
Aircraft fuel	2,997	2,993	8,473	9,080
Landing fees and other rent	1,002	866	2,836	2,536
Aircraft maintenance materials and outside repairs	779	765	2,374	2,254
Depreciation and amortization	730	742	2,191	2,169
Regional capacity purchase	686	651	2,012	1,848
Distribution expenses	555	574	1,538	1,680
Aircraft rent	54	65	172	148
Special charges (credits)	(73)	(5)	266	44
Other operating expenses	2,546	2,304	7,359	6,663
Total operating expense	13,830	13,278	40,345	38,775
Operating income	1,395	1,565	3,328	3,593

Nonoperating income (expense):
Interest expense	(331)	(379)	(1,048)	(1,260)
Interest income	142	187	473	554
Interest capitalized	53	53	152	174
Unrealized losses on investments, net	(13)	(90)	(8)	(160)
Miscellaneous, net	9	(50)	86	(40)
Total nonoperating expense, net	(141)	(279)	(346)	(732)
Income before income taxes	1,255	1,286	2,981	2,861
Income tax expense	306	321	672	697
Net income	$949	$965	$2,309	$2,164

Earnings per share, basic	$2.93	$2.93	$7.10	$6.58
Earnings per share, diluted	$2.90	$2.90	$7.02	$6.49

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$949	$965	$2,309	$2,164

Other comprehensive income (loss), net of tax:
Employee benefit plans	(23)	(24)	(72)	(58)
Investments and other	4	12	8	11
Total other comprehensive loss, net of tax	(19)	(12)	(64)	(47)

Total comprehensive income, net	$930	$953	$2,245	$2,117

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$6,730	$8,769
Short-term investments	6,599	5,706
Receivables, net	2,433	2,163
Aircraft fuel, spare parts and supplies, net	1,588	1,572
Prepaid expenses and other	744	673
Total current assets	18,094	18,883
Operating property and equipment, net	44,968	42,908
Operating lease right-of-use assets	4,821	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,662	2,683
Investments in affiliates and other, net	1,242	1,267
Total noncurrent assets	58,219	55,200
Total assets	$76,313	$74,083
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,636	$4,193
Accrued salaries and benefits	3,555	3,289
Advance ticket sales	9,338	7,561
Frequent flyer deferred revenue	3,642	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	4,621	3,453
Current maturities of operating leases	563	467
Other	763	948
Total current liabilities	27,119	23,314
Long-term debt, finance leases, and other financial liabilities	20,807	25,203
Long-term obligations under operating leases	5,331	4,510
Frequent flyer deferred revenue	4,060	4,038
Pension and postretirement benefit liability	974	1,233
Deferred income taxes	2,206	1,580
Other	1,508	1,530
Total noncurrent liabilities	34,886	38,094
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 323,743,462 and 327,899,771 shares at September 30, 2025 and December 31, 2024, respectively	4	4
Additional capital invested	8,878	8,980
Stock held in treasury, at cost	(3,745)	(3,377)
Retained earnings	9,049	6,880
Accumulated other comprehensive income	123	188
Total stockholders' equity	14,309	12,675
Total liabilities and stockholders' equity	$76,313	$74,083
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net cash provided by operating activities	$7,145	$7,221

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,984)	(3,940)
Purchases of short-term and other investments	(6,454)	(4,057)
Proceeds from sale of short-term and other investments	5,654	7,206
Proceeds from sale of property and equipment	63	66
Other, net	(64)	(211)
Net cash used in investing activities	(4,785)	(936)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	485	5,302
Payments of long-term debt, finance leases and other financial liabilities	(4,196)	(8,792)
Repurchases of common stock	(610)	(82)
Other, net	(114)	(19)
Net cash used in financing activities	(4,436)	(3,591)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,075)	2,694
Cash, cash equivalents and restricted cash at beginning of the period	8,946	6,334
Cash, cash equivalents and restricted cash at end of the period (a)	$6,871	$9,028

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$1,382	$395
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(52)	(156)
Operating leases converted to finance leases	417	96
Investment interests received in exchange for loans, goods and services	16	19

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$6,730	$8,812
Restricted cash in Prepaid expenses and other	—	36
Restricted cash in Investments in affiliates and other, net	141	180
Total cash, cash equivalents and restricted cash	$6,871	$9,028

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2025	323.8	$4	$8,855	$(3,737)	$8,110	$142	$13,373
Net income	—	—	—	—	949	—	949
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Stock-settled share-based compensation	—	—	38	—	—	—	38
Repurchases of common stock	(0.3)	—	—	(19)	—	—	(19)
Stock issued for share-based awards, net of shares withheld for tax	0.2	—	(15)	12	(10)	—	(13)
Balance at September 30, 2025	323.7	$4	$8,878	$(3,745)	$9,049	$123	$14,309

Balance at December 31, 2024	327.9	$4	$8,980	$(3,377)	$6,880	$188	$12,675
Net income	—	—	—	—	2,309	—	2,309
Other comprehensive loss	—	—	—	—	—	(64)	(64)
Stock-settled share-based compensation	—	—	109	—	—	—	109
Repurchases of common stock	(7.8)	—	—	(612)	—	—	(612)
Share issued for settlement of warrants	1.8	—	(99)	133	(34)	—	—
Stock issued for share-based awards, net of shares withheld for tax	1.9	—	(112)	111	(107)	—	(108)
Balance at September 30, 2025	323.7	$4	$8,878	$(3,745)	$9,049	$123	$14,309

Balance at June 30, 2024	328.8	$4	$9,001	$(3,368)	$4,986	$(97)	$10,526
Net income	—	—	—	—	965	—	965
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Stock-settled share-based compensation	—	—	41	—	—	—	41
Repurchases of common stock	(2.0)	—	—	(82)	—	—	(82)
Share issued for settlement of warrants	2.0	—	(96)	150	(54)	—	—
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	1	(1)	—	(1)
Balance at September 30, 2024	328.8	$4	$8,945	$(3,299)	$5,896	$(109)	$11,437

Balance at December 31, 2023	328.0	$4	$8,992	$(3,441)	$3,831	$(62)	$9,324
Net income	—	—	—	—	2,164	—	2,164
Other comprehensive loss	—	—	—	—	—	(47)	(47)
Stock-settled share-based compensation	—	—	97	—	—	—	97
Repurchases of common stock	(2.0)	—	—	(82)	—	—	(82)
Share issued for settlement of warrants	2.0	—	(96)	150	(54)	—	—
Stock issued for share-based awards, net of shares withheld for tax	0.8	—	(48)	74	(45)	—	(19)
Balance at September 30, 2024	328.8	$4	$8,945	$(3,299)	$5,896	$(109)	$11,437

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Passenger revenue	$13,815	$13,561	$39,512	$38,554
Cargo revenue	431	417	1,290	1,222
Other operating revenue	979	865	2,872	2,592
Total operating revenue	15,225	14,843	43,673	42,368

Operating expense:
Salaries and related costs	4,555	4,323	13,123	12,353
Aircraft fuel	2,997	2,993	8,473	9,080
Landing fees and other rent	1,002	866	2,836	2,536
Aircraft maintenance materials and outside repairs	779	765	2,374	2,254
Depreciation and amortization	730	742	2,191	2,169
Regional capacity purchase	686	651	2,012	1,848
Distribution expenses	555	574	1,538	1,680
Aircraft rent	54	65	172	148
Special charges (credits)	(73)	(5)	266	44
Other operating expenses	2,545	2,304	7,358	6,662
Total operating expense	13,829	13,278	40,344	38,774
Operating income	1,396	1,565	3,329	3,594

Nonoperating income (expense):
Interest expense	(331)	(379)	(1,048)	(1,260)
Interest income	142	187	473	554
Interest capitalized	53	53	152	174
Unrealized losses on investments, net	(13)	(90)	(8)	(160)
Miscellaneous, net	9	(50)	86	(40)
Total nonoperating expense, net	(141)	(279)	(346)	(732)
Income before income taxes	1,255	1,286	2,982	2,862
Income tax expense	306	321	672	697
Net income	$949	$965	$2,310	$2,165
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$949	$965	$2,310	$2,165

Other comprehensive income (loss), net of tax:
Employee benefit plans	(23)	(24)	(72)	(58)
Investments and other	4	12	8	11
Total other comprehensive loss, net of tax	(19)	(12)	(64)	(47)

Total comprehensive income, net	$930	$953	$2,246	$2,118
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$6,730	$8,769
Short-term investments	6,599	5,706
Receivables, net	2,433	2,163
Aircraft fuel, spare parts and supplies, net	1,588	1,572
Prepaid expenses and other	744	673
Total current assets	18,094	18,883
Operating property and equipment, net	44,968	42,908
Operating lease right-of-use assets	4,821	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,662	2,683
Investments in affiliates and other, net	1,242	1,267
Total noncurrent assets	58,219	55,200
Total assets	$76,313	$74,083
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$4,636	$4,193
Accrued salaries and benefits	3,555	3,289
Advance ticket sales	9,338	7,561
Frequent flyer deferred revenue	3,642	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	4,621	3,453
Current maturities of operating leases	563	467
Other	761	949
Total current liabilities	27,116	23,315
Long-term debt, finance leases, and other financial liabilities	20,807	25,203
Long-term obligations under operating leases	5,331	4,510
Frequent flyer deferred revenue	4,060	4,038
Pension and postretirement benefit liability	974	1,233
Deferred income taxes	2,236	1,610
Other	1,508	1,530
Total noncurrent liabilities	34,916	38,124
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2025 and December 31, 2024	—	—
Additional capital invested	727	617
Retained earnings	11,798	9,487
Accumulated other comprehensive income	123	188
Payable to parent	1,633	2,352
Total stockholder's equity	14,281	12,644
Total liabilities and stockholder's equity	$76,313	$74,083

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2025	2024

Operating Activities:
Net cash provided by operating activities	$6,428	$7,120

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,984)	(3,940)
Purchases of short-term and other investments	(6,454)	(4,057)
Proceeds from sale of short-term and other investments	5,654	7,206
Proceeds from sale of property and equipment	63	66
Other, net	(64)	(211)
Net cash used in investing activities	(4,785)	(936)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	485	5,302
Payments of long-term debt, finance leases and other financial liabilities	(4,196)	(8,792)
Other, net	(7)	—
Net cash used in financing activities	(3,718)	(3,490)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,075)	2,694
Cash, cash equivalents and restricted cash at beginning of the period	8,946	6,334
Cash, cash equivalents and restricted cash at end of the period (a)	$6,871	$9,028

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$1,382	$395
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(52)	(156)
Operating leases converted to finance leases	417	96
Investment interests received in exchange for loans, goods and services	16	19

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$6,730	$8,812
Restricted cash in Prepaid expenses and other	—	36
Restricted cash in Investments in affiliates and other, net	141	180
Total cash, cash equivalents and restricted cash	$6,871	$9,028

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at June 30, 2025	$688	$10,848	$142	$1,667	$13,347
Net income	—	949	—	—	949
Other comprehensive loss	—	—	(19)	—	(19)
Stock-settled share-based compensation	38	—	—	—	38
Impact of UAL share repurchase	—	—	—	(20)	(20)
Other	—	—	—	(14)	(13)
Balance at September 30, 2025	$727	$11,798	$123	$1,633	$14,281

Balance at December 31, 2024	$617	$9,487	$188	$2,352	$12,644
Net income	—	2,310	—	—	2,310
Other comprehensive loss	—	—	(64)	—	(64)
Stock-settled share-based compensation	109	—	—	—	109
Impact of UAL share repurchase	—	—	—	(609)	(609)
Other	—	—	—	(109)	(109)
Balance at September 30, 2025	$727	$11,798	$123	$1,633	$14,281

Balance at June 30, 2024	$538	$7,536	$(97)	$2,518	$10,495
Net income	—	965	—	—	965
Other comprehensive loss	—	—	(12)	—	(12)
Stock-settled share-based compensation	41	—	—	—	41
Impact of UAL share repurchase	—	—	—	(82)	(82)
Other	—	—	—	(1)	(1)
Balance at September 30, 2024	$579	$8,501	$(109)	$2,435	$11,406

Balance at December 31, 2023	$482	$6,336	$(62)	$2,538	$9,294
Net income	—	2,165	—	—	2,165
Other comprehensive loss	—	—	(47)	—	(47)
Stock-settled share-based compensation	97	—	—	—	97
Impact of UAL share repurchase	—	—	—	(82)	(82)
Other	—	—	—	(21)	(21)
Balance at September 30, 2024	$579	$8,501	$(109)	$2,435	$11,406

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
Segments. The Company manages its operations as one segment. The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance of the Company and makes resource allocation decisions based on Net income as reported in the Company's statement of consolidated operations. The measure of segment assets is reported on the Company's consolidated balance sheets as Total assets.

NOTE 2 - REVENUE RECOGNITION
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic (U.S. and Canada)	$8,990	$8,648	$25,808	$25,082
Atlantic	3,486	3,432	8,755	8,542
Pacific	1,568	1,531	5,009	4,721
Latin America	1,181	1,232	4,100	4,023
Total	$15,225	$14,843	$43,673	$42,368
Advance ticket sales. In the nine months ended September 30, 2025 and 2024, the Company recognized approximately $5.8 billion and $5.2 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary services. The Company recorded approximately $1.3 billion and $3.5 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2025, respectively. The Company recorded approximately $1.1 billion and $3.3 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2024, respectively.
Frequent flyer deferred revenue. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$7,665	$7,353	$7,441	$7,143
Miles earned	968	884	2,878	2,643
Travel miles redeemed	(896)	(842)	(2,514)	(2,325)
Non-travel miles redeemed	(36)	(24)	(103)	(90)
Ending Balance	$7,702	$7,371	$7,702	$7,371
In the three and nine months ended September 30, 2025, the Company recognized, in Other operating revenue, $0.8 billion and $2.4 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our JPMorgan Chase Bank, N.A. MileagePlus co-brand agreement. In the three and nine months ended September 30, 2024, the Company recognized, in Other operating revenue, $0.7 billion and $2.2 billion, respectively, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Frequent flyer deferred revenue.

NOTE 3 - EARNINGS PER SHARE
The following table shows the computation of UAL's basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings available to common stockholders	$949	$965	$2,309	$2,164

Basic weighted-average shares outstanding	323.7	329.0	325.3	328.7
Dilutive effect of stock Warrants (a)	—	0.9	0.4	1.8
Dilutive effect of employee stock awards	3.2	2.8	3.3	2.8
Diluted weighted-average shares outstanding	326.9	332.7	329.0	333.3

Earnings per share, basic	$2.93	$2.93	$7.10	$6.58
Earnings per share, diluted	$2.90	$2.90	$7.02	$6.49

Potentially dilutive securities (b)
Stock Warrants (a)	—	1.5	—	1.5
Employee stock awards	0.4	0.7	0.3	0.5
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
In the three and nine months ended September 30, 2025, the Company repurchased, through open market purchases, approximately 0.2 million and 7.8 million shares, respectively, of UAL common stock for a total of approximately $19 million and $612 million, respectively, as part of its share repurchase program. As of October 9, 2025, the dollar value of shares that may yet be purchased under the program is approximately $0.8 billion.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at June 30, 2025	$544		$4	$(406)	$142
Changes in value	1		6	(2)	5
Amounts reclassified to earnings	(31)	(b)	—	7	(24)
Balance at September 30, 2025	$514		$10	$(401)	$123

Balance at December 31, 2024	$607		$—	$(419)	$188
Changes in value	(1)		12	(3)	9
Amounts reclassified to earnings	(92)	(b)	(2)	21	(73)
Balance at September 30, 2025	$514		$10	$(401)	$123

Balance at June 30, 2024	$245		$(5)	$(337)	$(97)
Changes in value	(5)		15	(2)	8
Amounts reclassified to earnings	(25)	(b)	—	5	(20)
Balance at September 30, 2024	$215		$10	$(334)	$(109)

Balance at December 31, 2023	$289		$(4)	$(347)	$(62)
Changes in value	1		14	(3)	12
Amounts reclassified to earnings	(75)	(b)	—	16	(59)
Balance at September 30, 2024	$215		$10	$(334)	$(109)

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

NOTE 5 - INCOME TAXES
The Company's effective tax rates for the three and nine months ended September 30, 2025 were 24.4% and 22.5%, respectively. The Company's effective tax rate for both the three and nine months ended September 30, 2024 was 25.0% and 24.4%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The decrease in the effective tax rate in the three and nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a release of valuation allowance related to realized capital gains.

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2025	2024	2025	2024
Service cost	$32	$33	$1	$1	Salaries and related costs
Interest cost	61	57	8	9	Miscellaneous, net
Expected return on plan assets	(68)	(69)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	(2)	4	(8)	(7)	Miscellaneous, net
Amortization of prior service credit	—	—	(22)	(23)	Miscellaneous, net
Other	—	1	—	—	Miscellaneous, net
Total	$23	$26	$(20)	$(20)
The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2025	2024	2025	2024
Service cost	$95	$101	$4	$4	Salaries and related costs
Interest cost	182	172	24	28	Miscellaneous, net
Expected return on plan assets	(205)	(207)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized (gain) loss	(5)	14	(23)	(20)	Miscellaneous, net
Amortization of prior service credit	—	—	(65)	(70)	Miscellaneous, net
Other	1	1	—	—	Miscellaneous, net
Total	$68	$81	$(61)	$(59)
During the three and nine months ended September 30, 2025, the Company contributed $230 million and $289 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.
NOTE 7 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents the value of financial assets measured at fair value on a recurring basis in the Company's financial statements (in millions):

	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,730	$6,730	$—	$—	$8,769	$8,769	$—	$—
Restricted cash — current	—	—	—	—	11	11	—	—
Restricted cash — noncurrent	141	141	—	—	166	166	—	—
Short-term investments:
Corporate debt	3,472	—	3,472	—	3,127	—	3,127	—
U.S. government and agency notes	2,569	—	2,569	—	2,280	—	2,280	—
Other fixed-income securities	559	—	559	—	240	—	240	—
Certificates of deposit placed through an account registry service (CDARS)	—	—	—	—	59	—	59	—
Long-term investments:
Equity securities	50	50	—	—	71	71	—	—
Investments presented in the table above have the same fair value as their carrying amount.

Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), Archer Aviation Inc., Eve Holding, Inc. and Mesa Air Group, Inc. ("Mesa"). United concluded that Mesa is a variable interest entity as of September 30, 2025. United holds a variable interest in Mesa in the form of an approximately 10% equity interest and several loans to Mesa, but United is not the primary beneficiary because it does not have power to direct the activities that most significantly impact Mesa's economic performance.
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

	September 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$21,534	$21,697	$—	$14,262	$7,435	$24,653	$24,423	$—	$17,300	$7,123
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair values are based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of September 30, 2025, United holds investments, accounted for using the equity method, with a combined carrying amount of approximately $265 million, including the following:
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
Other Investments. As of September 30, 2025, United has equity investments in a number of companies including a multinational airline holding company, an independent air carrier and others with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2025, the carrying amount of these investments was $286 million.
Notes Receivable. As of September 30, 2025, the Company has $75 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in

Receivables, net. The long-term portion of the notes receivable is recorded in Investments in affiliates and other, net on the Company's consolidated balance sheets.
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
NOTE 8 - DEBT
As of September 30, 2025, we had $3.0 billion undrawn and available under our revolving credit facility.
The table below presents the Company's contractual principal payments (not including $130 million of unamortized debt discount, premiums and debt issuance costs) as of September 30, 2025 under then-outstanding long-term debt agreements (in millions):

	Last Three Months of 2025	2026	2027	2028	2029	After 2029	Total
Contractual principal payments	$397	$4,092	$2,008	$1,835	$2,928	$10,403	$21,664
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2025, the Company was in compliance with its debt covenants under these agreements.
On July 7, 2025, Mileage Plus Holdings, LLC ("MPH"), a direct wholly owned subsidiary of United, and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly owned subsidiary of MPH ("MIPA" and, together with MPH, the "Issuers"), redeemed in full (the "Redemption") all $1.52 billion aggregate principal amount of the Issuers' outstanding MileagePlus 6.5% senior secured notes due 2027 (the "MileagePlus Notes"), which were secured by substantially all of the assets of the Issuers and their subsidiaries. As a result of the Redemption and the July 2024 voluntarily prepayment in full of the $1.80 billion outstanding principal balance of the secured term loan facility, which was secured ratably with the MileagePlus Notes, all indebtedness secured by the MileagePlus assets have been fully repaid.
NOTE 9 - COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments. The table below summarizes United's firm commitments as of September 30, 2025, which include aircraft and related spare engines, aircraft improvements and non-aircraft commitments (in billions):

	Last Three Months of 2025	2026	2027	2028	2029	After 2029	Total
Purchase commitments	$4.6	$7.8	$5.1	$6.4	$8.1	$22.4	$54.3
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
In September 2025, the Company entered into an agreement with the lessor of 25 Airbus A319 aircraft to purchase those aircraft at the end of the applicable lease term, between 2026 and 2029. The provisions of such agreement resulted in a change to the accounting classification of the applicable leases from operating leases to finance leases.

Guarantees. As of September 30, 2025, United is the guarantor of approximately $2.9 billion in aggregate principal amount of tax-exempt special facility revenue bonds and interest thereon. These bonds, which are issued by various airport authorities or other conduit issuers, are payable solely from rentals paid under long-term agreements with the respective airport authorities or from payments under loan agreements with the respective issuing authorities. The leasing arrangements associated with these obligations are accounted for as operating leases in the Company's financial statements. All of these bonds are due between 2027 and 2041.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate ("SOFR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2025, the Company had $8.6 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to approximately 12 years and an aggregate balance of $5.5 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.
Labor Relations. As of September 30, 2025, the Company had approximately 111,900 employees, of whom approximately 82% were represented by various U.S. labor organizations.
In May 2025, the Company reached a Tentative Agreement ("TA") with its employees represented by the Association of Flight Attendants ("AFA") regarding a contract that became amendable in August 2021. The TA included improvements with respect to scheduling, reserve requirements and other quality of life improvements, as well as pay rate increases during its five-year term. The TA also included a provision for a one-time payment to employees represented by the AFA upon ratification. In the second quarter of 2025, the Company recorded, in Special charges, $561 million of expenses related to this ratification payment. On July 29, 2025, the Company's employees represented by the AFA voted against ratification of the TA. The Company and the AFA are expected to restart negotiations on October 29, 2025.
NOTE 10 - SPECIAL CHARGES (CREDITS)
For the three and nine months ended September 30, operating and nonoperating special charges (credits) and unrealized losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Labor contract ratification bonuses	$—	$—	$561	$—
(Gains) losses on sale of assets and other special charges	(73)	(5)	(295)	44
Total operating special charges (credits)	(73)	(5)	266	44
Nonoperating unrealized losses on investments, net	13	90	8	160
Nonoperating debt extinguishment and modification fees	20	75	20	110
Total nonoperating special charges and unrealized losses on investments, net	33	165	28	270
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net	(40)	160	295	314
Income tax benefit, net of valuation allowance	—	(15)	(127)	(34)
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net of income taxes	$(40)	$145	$168	$280
Operating and nonoperating special charges (credits) and unrealized losses on investments included the following:
During the three and nine months ended September 30, 2025, the Company recorded $73 million and $295 million, respectively, of net gains on sale of assets and other special charges, which were primarily comprised of $75 million and $336 million, respectively, of gains on various aircraft sale-leaseback transactions.
During the nine months ended September 30, 2025, the Company also recorded a $561 million special charge in connection with a labor contract ratification bonus for the Company's employees represented by the AFA. See Note 9 for more information related to the negotiations.

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
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2025, as compared to the corresponding period in 2024.
Third Quarter 2025 Compared to Third Quarter 2024
Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change
Operating revenue	$15,225	$14,843	$382	2.6
Operating expense	13,830	13,278	552	4.2
Operating income	1,395	1,565	(170)	(10.8)
Nonoperating expense, net	(141)	(279)	(138)	(49.6)
Income before income taxes	1,255	1,286	(31)	(2.4)
Income tax expense	306	321	(15)	(4.7)
Net income	$949	$965	$(16)	(1.7)

Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2025	2024	Increase (Decrease)	% Change
Passengers (thousands) (a)	48,382	45,559	2,823	6.2
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	73,769	69,549	4,220	6.1
Available seat miles ("ASMs" or "capacity") (millions) (c)	87,417	81,541	5,876	7.2
Passenger load factor (d)	84.4%	85.3%	(0.9) pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	15.80	16.63	(0.83)	(5.0)
Total revenue per ASM ("TRASM") (cents)	17.42	18.20	(0.78)	(4.3)
Average yield per revenue passenger mile ("Yield") (cents) (e)	18.73	19.50	(0.77)	(4.0)
Cargo revenue ton miles ("CTM") (millions) (f)	890	881	9	1.0
Cost per ASM ("CASM") (cents)	15.82	16.28	(0.46)	(2.8)
Average price per gallon of fuel, including fuel taxes	$2.43	$2.56	$(0.13)	(5.1)
Fuel gallons consumed (millions)	1,233	1,170	63	5.4
Employee headcount, as of September 30	111,900	106,500	5,400	5.1
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Passenger revenue	$13,815	$13,561	$254	1.9
Cargo revenue	431	417	14	3.2
Other operating revenue	979	865	114	13.2
Total operating revenue	$15,225	$14,843	$382	2.6
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Increase (Decrease) from 2024:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$242	$43	$24	$(54)	$254
Passenger revenue	3.1%	1.3%	1.8%	(4.8)%	1.9%
Average fare per passenger	(2.7)%	(5.4)%	(7.1)%	(10.1)%	(4.1)%
Yield	(2.2)%	(5.2)%	(5.1)%	(10.7)%	(4.0)%
PRASM	(3.3)%	(6.2)%	(3.9)%	(13.5)%	(5.0)%
Passengers	6.0%	7.1%	9.6%	6.0%	6.2%
RPMs	5.4%	6.8%	7.3%	6.6%	6.1%
ASMs	6.6%	8.0%	5.9%	10.1%	7.2%
Passenger load factor (points)	(1.0)	(1.0)	1.0	(2.7)	(0.9)
Passenger revenue increased $254 million, or 1.9%, in the third quarter of 2025 as compared to the year-ago period, primarily due to a 7.2% increase in capacity and a 6.2% increase in the number of passengers flown, partially offset by a 4.0% decrease in yield.

Other operating revenue increased $114 million, or 13.2%, in the third quarter of 2025 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as an increase in the purchases of United Club memberships.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Salaries and related costs	$4,555	$4,323	$232	5.4
Aircraft fuel	2,997	2,993	4	0.1
Landing fees and other rent	1,002	866	136	15.7
Aircraft maintenance materials and outside repairs	779	765	14	1.8
Depreciation and amortization	730	742	(12)	(1.6)
Regional capacity purchase	686	651	35	5.3
Distribution expenses	555	574	(19)	(3.3)
Aircraft rent	54	65	(11)	(16.7)
Special charges (credits)	(73)	(5)	68	NM
Other operating expenses	2,546	2,304	242	10.5
Total operating expense	$13,830	$13,278	$552	4.2
NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $232 million, or 5.4%, in the third quarter of 2025 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.1% increase in headcount, and an increase in pay rates for eligible employee groups.
Landing fees and other rent increased $136 million, or 15.7%, in the third quarter of 2025 as compared to the year-ago period, primarily due to rate increases at various airports and higher landed weight volume due to increased flight activity.
Regional capacity purchase increased $35 million, or 5.3%, in the third quarter of 2025 as compared to the year-ago period, primarily due to an approximately 10% increase in regional flying activity.
For details on the Company's Special charges, see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $242 million, or 10.5%, in the third quarter of 2025 as compared to the year-ago period, primarily due to an increase in flying activity and on-board passengers, including increased costs for onboard catering, ground handling and passenger services, crew-related expenses, as well as expenditures related to information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Interest expense	$(331)	$(379)	$(48)	(12.6)
Interest income	142	187	(45)	(23.9)
Interest capitalized	53	53	—	0.2
Unrealized losses on investments, net	(13)	(90)	(77)	NM
Miscellaneous, net	9	(50)	59	NM
Total nonoperating expense, net	$(141)	$(279)	$(138)	(49.6)
Interest expense decreased $48 million, or 12.6%, in the third quarter of 2025 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization and a reduction in the average cost of debt.
Interest income decreased $45 million, or 23.9%, in the third quarter of 2025 as compared to the year-ago period, primarily due to lower interest rates and slightly lower levels of cash and short-term investments.

Unrealized losses on investments, net, were $13 million in the third quarter of 2025 as compared to $90 million in the year-ago period, primarily due to changes in the market value of the Company's investments in equity securities. See Note 7 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net, changed by $59 million in the third quarter of 2025 as compared to the year-ago period, primarily due to $75 million of debt extinguishment and modification fees in the year-ago period as compared to $20 million in the third quarter of 2025.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Nine Months 2025 Compared to First Nine Months 2024
The Company recorded net income of $2.3 billion in the first nine months of 2025 as compared to net income of $2.2 billion in the first nine months of 2024. Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change
Operating revenue	$43,673	$42,368	$1,305	3.1
Operating expense	40,345	38,775	1,570	4.1
Operating income	3,328	3,593	(265)	(7.4)
Nonoperating expense, net	(346)	(732)	(386)	(52.7)
Income before income taxes	2,981	2,861	120	4.2
Income tax expense	672	697	(25)	(3.6)
Net income	$2,309	$2,164	$145	6.7
Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2025	2024	Increase (Decrease)	% Change
Passengers (thousands)	135,374	129,259	6,115	4.7
RPMs (millions)	203,374	194,040	9,334	4.8
ASMs (millions)	246,919	232,887	14,032	6.0
Passenger load factor	82.4%	83.3%	(0.9) pts.	N/A
PRASM (cents)	16.00	16.55	(0.55)	(3.3)
TRASM (cents)	17.69	18.19	(0.50)	(2.8)
Yield (cents)	19.43	19.87	(0.44)	(2.2)
CTM (millions)	2,663	2,623	40	1.5
CASM (cents)	16.34	16.65	(0.31)	(1.9)
Average price per gallon of fuel, including fuel taxes	$2.43	$2.73	$(0.30)	(11.0)
Fuel gallons consumed (millions)	3,488	3,329	159	4.8
Employee headcount, as of September 30	111,900	106,500	5,400	5.1
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Passenger revenue	$39,512	$38,554	$958	2.5
Cargo revenue	1,290	1,222	68	5.5
Other operating revenue	2,872	2,592	280	10.8
Total operating revenue	$43,673	$42,368	$1,305	3.1

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Increase (Decrease) from 2024:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$448	$177	$268	$65	$958
Passenger revenue	2.0%	2.2%	6.5%	1.8%	2.5%
Average fare per passenger	(2.6)%	(1.7)%	(3.8)%	(1.9)%	(2.1)%
Yield	(2.3)%	(1.3)%	(2.4)%	(2.7)%	(2.2)%
PRASM	(4.8)%	(2.3)%	2.6%	(4.3)%	(3.3)%
Passengers	4.7%	3.9%	10.7%	3.7%	4.7%
RPMs	4.3%	3.6%	9.1%	4.6%	4.8%
ASMs	7.1%	4.6%	3.8%	6.4%	6.0%
Passenger load factor (points)	(2.2)	(0.8)	3.9	(1.5)	(0.9)
Passenger revenue increased approximately $1.0 billion, or 2.5%, in the first nine months of 2025 as compared to the year-ago period, primarily due to a 6.0% increase in capacity as well as a 4.7% increase in passengers.
Cargo revenue increased $68 million, or 5.5%, in the first nine months of 2025 as compared to the year-ago period, primarily due to both higher tonnage and higher yields.
Other operating revenue increased $280 million, or 10.8%, in the first nine months of 2025 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships and visitor volumes.
Operating Expenses. The table below presents data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Salaries and related costs	$13,123	$12,353	$770	6.2
Aircraft fuel	8,473	9,080	(607)	(6.7)
Landing fees and other rent	2,836	2,536	300	11.8
Aircraft maintenance materials and outside repairs	2,374	2,254	120	5.3
Depreciation and amortization	2,191	2,169	22	1.0
Regional capacity purchase	2,012	1,848	164	8.9
Distribution expenses	1,538	1,680	(142)	(8.4)
Aircraft rent	172	148	24	16.4
Special charges	266	44	222	NM
Other operating expenses	7,359	6,663	696	10.4
Total operating expenses	$40,345	$38,775	$1,570	4.1
Salaries and related costs increased $770 million, or 6.2%, in the first nine months of 2025 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.1% increase in headcount, and an increase in pay rates for eligible employee groups.
Aircraft fuel expense decreased $607 million, or 6.7%, in the first nine months of 2025 as compared to the year-ago period, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from increased flying activity.
Landing fees and other rent increased $300 million, or 11.8%, in the first nine months of 2025 as compared to the year-ago period, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates, and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $120 million, or 5.3%, in the first nine months of 2025 as compared to the year-ago period, primarily due to engine overhauls and component part repairs driven by higher volumes and cost of materials.

Regional capacity purchase increased $164 million, or 8.9%, in the first nine months of 2025 as compared to the year-ago period, primarily due to an approximately 12% increase in regional flying activity.
Distribution expenses decreased $142 million, or 8.4%, in the first nine months of 2025 as compared to the year-ago period, primarily due to a change in the mix of sales channels as well as the refinement of assumptions used in determining our credit card fees expense.
For details on the Company's Special charges, see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $696 million, or 10.4%, in the first nine months of 2025 as compared to the year-ago period, primarily due to an increase in flying activity and on-board passengers, including increased costs for onboard catering and amenities, ground and cargo handling, airport lounge operations and passenger services, crew-related expenses, as well as expenditures related to employee uniforms and information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2025	2024	Increase (Decrease)	% Change
Interest expense	$(1,048)	$(1,260)	$(212)	(16.8)
Interest income	473	554	(81)	(14.6)
Interest capitalized	152	174	(22)	(12.9)
Unrealized losses on investments, net	(8)	(160)	(152)	NM
Miscellaneous, net	86	(40)	126	NM
Total nonoperating expense, net	$(346)	$(732)	$(386)	(52.7)
Interest expense decreased $212 million, or 16.8%, in the first nine months of 2025 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization and a reduction in the average cost of debt.
Interest income decreased $81 million, or 14.6%, in the first nine months of 2025 as compared to the year-ago period, primarily due to lower interest rates and slightly lower levels of cash and short-term investments.
Unrealized losses on investments, net, were $8 million in the first nine months of 2025 as compared to $160 million in the year-ago period, primarily due to the change in the market value of the Company's investments in equity securities. See Note 7 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Miscellaneous, net, changed by $126 million in the first nine months of 2025 as compared to the year-ago period, primarily due to $110 million of debt extinguishment and modification fees in the year-ago period as compared to $20 million in the first nine months of 2025, foreign exchange gains recorded in the current period as compared to losses in the year-ago-period and an increase in the benefit from the Company's net periodic benefit cost of its pensions and postretirement benefit plans.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
We deploy a disciplined and balanced approach to capital allocation, including returns to shareholders through potential share repurchases. As of September 30, 2025, the Company had $13.3 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $14.5 billion at December 31, 2024. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations.
The Company has a $3.0 billion revolving credit facility as of September 30, 2025. The revolving credit facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the revolving credit facility as of September 30, 2025.

On July 7, 2025, Mileage Plus Holdings, LLC ("MPH"), a direct wholly owned subsidiary of United, and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly owned subsidiary of MPH ("MIPA" and, together with MPH, the "Issuers"), redeemed in full (the "Redemption") all $1.52 billion aggregate principal amount of the Issuers' outstanding MileagePlus 6.5% senior secured notes due 2027 (the "MileagePlus Notes"), which were secured by substantially all of the assets of the Issuers and their subsidiaries. As a result of the Redemption and the July 2024 voluntarily prepayment in full of the $1.80 billion outstanding principal balance of the secured term loan facility, which was secured ratably with the MileagePlus Notes, all indebtedness secured by the MileagePlus assets have been fully repaid.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2025, the Company had approximately $31.3 billion of debt, finance lease, operating lease and other financial liabilities, including $5.2 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2025, the Company was in compliance with its debt covenants under these agreements. As of September 30, 2025, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on commitments.
As of September 30, 2025, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2025	2026	After 2026	Last Three Months of 2025	2026	After 2026
787	142	23	17	102	4	20	118
737 MAX 9	110	40	70	—	8	75	27
737 MAX 10	167	—	3	164	—	—	167
A321neo	127	8	18	101	8	16	103
A321XLR	50	—	8	42	—	8	42
A350	45	—	—	45	—	—	45
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

Sources and Uses of Cash
The following table summarizes our cash flows for the nine months ended September 30 (in millions):

	2025	2024	Increase (Decrease)
Total cash provided by (used in):
Operating activities	$7,145	$7,221	$(76)
Investing activities	(4,785)	(936)	3,849
Financing activities	(4,436)	(3,591)	845
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,075)	$2,694	$(4,769)
Operating Activities. Cash flows provided by operating activities decreased approximately $76 million in the first nine months of 2025 as compared to the year-ago period, primarily due to lower operating income in the first nine months of 2025.
Investing Activities. Cash flows used in investing activities increased $3.8 billion in the first nine months of 2025 as compared to the year-ago period, primarily due to an increase in the purchase of short-term and other investments as well as a decrease in proceeds from the sale of short-term and other investments.
Financing Activities. Significant financing events in the nine months ended September 30, 2025 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During the nine months ended September 30, 2025, the Company made payments for debt, finance leases, and other financial liabilities of $4.2 billion.
Share repurchase. As part of our capital deployment program, the Company's Board of Directors authorized a share repurchase program in October 2024. In the three and nine months ended September 30, 2025, the Company repurchased, through open market purchases, approximately 0.2 million and 7.8 million shares, respectively, of UAL common stock for a total of approximately $19 million and $612 million, respectively, as part of its share repurchase program. See Note 3 to the financial statements in Part I, Item 1 of this report and Note 3 to the financial statements in Part II, Item 8 of the 2024 Form 10-K for additional information on the share repurchase program.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB+	Ba2	BB
United	BB+	*	BB
*The credit agency does not issue corporate credit ratings for subsidiary entities.
The Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates ("EETCs"), term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Currently, Moody's and Fitch have assigned the Company a positive outlook, while S&P maintains a stable outlook.
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

FORWARD-LOOKING INFORMATION
This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, relating to, among other things, goals, plans and projections regarding the Company's financial position, results of operations, capital allocation and investments, market position, airline capacity, fleet plan strategy, fares, booking trends, product development, corporate citizenship-related strategy initiatives and business strategy. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about the Company's future financial results, goals, plans, commitments, strategies and objectives and involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond the Company's control and could cause the Company's future financial results, goals, plans, commitments, strategies and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "should," "could," "would," "will," "may," "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "projects," "forecast," "guidance," "outlook," "goals," "targets," "pledge," "confident," "optimistic," "dedicated," "positioned," "on track" and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. All statements, other than those that relate solely to historical facts, are forward-looking statements.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports (including as a result of government shutdowns); geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of the military conflicts in the Middle East, as well as any escalation of the broader economic consequences of any conflicts beyond their current scope or a delay in any planned resumption of service to an area impacted by conflict); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions or regulatory compliance costs on our operations or financial performance; any failure to attract, train or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of our 2024 Form 10-K, and under "Economic and Market Factors" and "Governmental Actions" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2025, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2025
During the three months ended September 30, 2025, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchases of its UAL common stock during the quarter ended September 30, 2025:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	(a) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions)
July 1-31	168,338	$84.69	168,338	$815
August 1-31	52,356	87.27	52,356	810
September 1-30	1,000	94.96	1,000	810
Total	221,694		221,694

(a) On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock. Under the share repurchase program, we have repurchased a total of approximately 8.8 million shares of UAL common stock for a total investment of approximately $0.7 billion as of October 9, 2025. See Note 3 to the financial statements in Part I, Item 1 of this report and Note 3 to the financial statements in Part II, Item 8 of the 2024 Form 10-K for additional information on the share repurchase program.

(b) Average price paid per share is calculated on a settlement basis and excludes commission and taxes.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) On August 29, 2025, J. Scott Kirby, Chief Executive Officer of the Company and United, adopted a "Rule 10b5-1 trading arrangement" that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and the Company’s insider trading policy for the sale of up to 220,000 shares of the Company's common stock and the gift of 20,000 shares to a charity, subject to pre-established, non-discretionary trading parameters. The expiration date for the trading arrangement is December 31, 2026 or such earlier date upon which all transactions are completed.
No other director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act, during the period covered by this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United
Amendment No. 8, dated as of September 24, 2025, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreement related thereto, between Airbus S.A.S. and United Airlines, Inc.

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	October 16, 2025	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 16, 2025	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)