Form 10-K
period 2025-12-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2026-02-12
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of common stock held by non-affiliates of United Airlines Holdings, Inc. was $25.6 billion as of June 30, 2025 based on the closing sale price of $79.63 on that date. There is no market for United Airlines, Inc. common stock.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 5, 2026.

United Airlines Holdings, Inc.	323,430,419	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
This combined Form 10-K is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc.
OMISSION OF CERTAIN INFORMATION
United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Airlines Holdings, Inc. from its definitive proxy statement for its 2026 Annual Meeting of Stockholders.

United Airlines Holdings, Inc. and Subsidiary Companies
United Airlines, Inc. and Subsidiary Companies
Annual Report on Form 10-K
For the Year Ended December 31, 2025

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
United Next. In 2025 the Company continued to make progress with its United Next plan to align its network and product with the potential of its hubs while remaining focused on protecting the safety of its employees and customers and providing a superior customer experience. United Next aims to increase customer choice and win brand-loyal customers by offering a diversity of products ranging from Basic Economy to Polaris and growing our leading global network, which the Company believes will lead to diverse revenue streams for the Company. As part of its United Next growth plan, the Company expects to take delivery of over 630 new narrow- and widebody aircraft by the end of 2034. The new aircraft that the Company has taken delivery of to date have increased the Company's gauge, scale and connectivity as well as improved the Company's fuel efficiency. Other key highlights of its United Next plan include:
•increasing our employee headcount by more than 38,000 employees since 2020;
•surpassing 530 new and retrofit aircraft featuring United's signature interior with bigger bins, seatback screens at every seat and Bluetooth connectivity;
•expanding the Company's leading global network to destinations like Bangkok, Thailand; Ho Chi Minh City, Vietnam; and Adelaide, Australia.
•inaugurating service to eight new destinations: Nuuk, Greenland; Ulaanbaatar, Mongolia; Faro, Portugal; Puerto Escondido, Mexico; Palermo, Italy; Bilbao, Spain; and Madeira Island, Portugal.
•launching Kinective MediaSM – the first media network that uses insights from travel behaviors to connect customers to personalized advertising, experiences and offers from leading brands;
•bringing Starlink's Wi-Fi service (the world's fastest, most reliable Wi-Fi in the sky) to our United Express regional aircraft and beginning installation on our mainline aircraft; and
•making significant technology changes that empower the Company's employees and improve the customer experience.
Regional. The Company's business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 6.1% of the Company's total capacity for the year ended December 31, 2025. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. This regional service complements our operations by carrying traffic that connects to our hubs and allows flights to smaller cities that cannot be provided economically with mainline aircraft. CommuteAir LLC ("CommuteAir"), GoJet Airlines, LLC ("GoJet"), Mesa Airlines, Inc. ("Mesa"), Republic Airways Inc. ("Republic") and SkyWest Airlines, Inc. ("SkyWest") are all regional carriers that operate with capacity contracted to United under capacity purchase agreements ("CPAs"). Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. In return, the regional carriers operate the capacity of the aircraft included within the scope of such CPA exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.
Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. In 2025, Star Alliance member carriers continued to serve more than 1,150 airports in more than 190 countries and territories with 17,500 average daily departures. Star Alliance members, in addition to United, are Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways ("ANA"), Asiana Airlines, Austrian Airlines, Aerovías del Continente Americano (Avianca), Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In addition to its members, Star Alliance includes Shanghai-based Juneyao Airlines as a connecting partner and Germany-based Deutsche Bahn and Austria-based ÖBB – Austrian Federal Railways as railway intermodal partners. Lufthansa City Airlines joined Star Alliance as part of Lufthansa.
United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier's selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent alliance agreements with other air carriers, including Aer Lingus, Air Dolomiti, Airlink, Azul Linhas Aéreas Brasileiras, Cape Air, Discover Airlines, Edelweiss Air, Emirates, Eurowings, flydubai, Hawaiian Airlines, ITA Airways, JetBlue, JetSuiteX, Olympic Air and Virgin Australia Airlines.
United also participates in four passenger joint business arrangements ("JBAs"): one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Air Dolomiti, Austrian Airlines, Brussels Airlines, Discover Airlines, Edelweiss, Eurowings, Lufthansa City Airlines and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes, one with Air New Zealand covering certain routes between the United States and New Zealand, and one with Air Canada covering certain United States and Canada transborder routes. These passenger JBAs enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering enhanced customer benefits, such as highly competitive flight schedules, fares and services. Separate from the passenger JBAs, United is also a party to a JBA with Lufthansa for transatlantic cargo services. This cargo JBA offers expanded and more seamless access to cargo space across the carriers' respective combined networks.
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
In 2025, approximately 10.9 million MileagePlus flight awards were used on United and United Express. These awards represented approximately 10.3% of United's total revenue passenger miles. Total miles redeemed for flights on United and United Express, including class-of-service upgrades, represented approximately 90% of the total miles redeemed. In addition, excluding miles redeemed for flights on United and United Express, MileagePlus members redeemed miles for approximately 4.3 million other awards. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.
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
Distribution Channels. The Company sells airline tickets and ancillary products through a wide range of distribution channels, including direct channels such as the Company's website at www.united.com and the Company's mobile app, as well as traditional travel agencies, online travel agencies ("OTAs") and other intermediaries. The Company seeks to make its products available across these channels to support customer choice, subject to the technological capabilities and commercial arrangements applicable to each channel.
The Company continues to invest in modernizing its distribution systems, including enhancements to its direct channels and implementing New Distribution Capability ("NDC"), to support the marketing and sale of its products. Direct channels, including the Company's website, the Company's mobile app and NDC-enabled channels, provide opportunities to better differentiate the Company's offerings, present richer content, deliver more relevant offers, strengthen customer relationships, improve customer service, enhance brand engagement and reduce ticket distribution costs. However, a portion of the Company's ticket sales continues to be distributed through legacy distribution technology, which may involve higher costs and more limited functionality compared to the Company's direct and NDC channels.
Third-Party Business. United generates third-party business revenue that includes maintenance services, frequent flyer award non-travel redemptions, flight academy and ground handling.
Aircraft Fuel. The table below summarizes the fuel consumption and expense of UAL's aircraft (including the operations of our regional carriers operating under CPAs) during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2025	4,663	$11,396	$2.44	21%
2024	4,444	$11,756	$2.65	23%
2023	4,205	$12,651	$3.01	26%
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. The Company routinely enters into purchase contracts based on expected fuel requirements primarily for UAL aircraft (including regional carriers operating under CPAs) that are generally indexed to various market price benchmarks for aircraft fuel. These contracts customarily do not provide material protection against changes in market prices or guarantee the uninterrupted availability of adequate quantities of aircraft fuel. The price of aircraft fuel used by our operations has fluctuated in the past and is expected to remain volatile due to numerous factors including the increasing adoption of mandated SAF across certain markets. The Company's current strategy is to not enter into financial transactions to hedge the market price exposure of its expected fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.
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
Seasonality. The air travel business is subject to seasonal fluctuations. Although the Company's fourth quarter revenue exceeded each of the second quarter and third quarter in 2025, historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.
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
Safety Culture
At United, safety is first in everything that the Company does and is its first service standard of Core4 (the Company is safe, then caring, dependable and efficient). Guided by the overarching message that there are "No Small Roles in Safety," the Company is concentrated on promoting a strong safety culture to help ensure that every employee across United holds themselves and each other to the highest safety standards. The Company's laser focus on the health, safety and security of its employees and customers is not only essential to its operational and financial success but also defines the Company as an organization—making safety accountability a non-negotiable aspect of its culture.
The Company's FAA-approved Safety Management System ("SMS") is a cornerstone component that helps enable the Company to uphold regulatory compliance safety standards, proactively identify hazards, mitigate risks and elevate corrective actions to help ensure the safety of its customers and employees. The Company continues to evaluate, expand and shape its SMS to incorporate new areas of the business to help reduce risk as the Company grows its aircraft fleet and expands the destinations that it serves. In addition, just as the Company has invested in infrastructure, technology and tools, the Company is also investing in the training and development of its employees—especially those who are new to United—to help ensure they gain proficiency in their roles and stay safe in the workplace.
The Company's approach to safety entails four overarching objectives:
1.A just culture. The Company focuses on fostering an engaged, proactive and just safety culture that prioritizes and protects the well-being and safety of all employees.
2.Regulatory compliance. Maintaining a culture whereby the Company's employees are required to consistently follow and adhere to policies and regulatory requirements is one of the Company's pillars.
3.Flight safety. Reducing flight safety and operational risks by keeping the Company's aircraft safe and airworthy is a cornerstone of the Company's safety objectives.
4.Standard operating procedure. The Company drives adherence to its standard operating procedures to help ensure an accountable, consistent and safe operation.
The Company's Board provides significant oversight of its safety processes and procedures, which includes a review of management's development, implementation and maintenance of the Company's safety management system, objectives, culture, training and reporting. Board meeting sessions typically start with a presentation on current and potential future safety considerations affecting the Company—both in the air and on the ground.
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
At the end of 2020, the Company pledged a net zero goal to reduce its greenhouse gas ("GHG") emissions by 100% by 2050 without relying on the use of voluntary, traditional carbon offsets1. To support its net zero goal, the Company also established a mid-term target of reducing, compared to 2019, its carbon emissions intensity by 50% by 2035, which has been validated by the Science Based Targets initiative (SBTi).
The Company's sustainability strategy continues to be centered around four key pillars, each of which is described in further detail below: (i) drive fuel efficiencies and innovation in flight; (ii) adopt more sustainable alternatives to conventional jet fuel; (iii) integrate sustainability efforts at every altitude; and (iv) collaborate with partners. These pillars cover not only long-term actions within the Company's operations but also support the low-carbon transition of the transportation and aviation industry as a whole. The Company is hopeful that its sustainability strategy will help position it to succeed in an increasingly resource-constrained world.
The Company's Board of Directors (the "Board"), including through its Public Responsibility Committee, provides oversight of its environmental sustainability and climate-related strategic goals and objectives to ensure integration with its core business strategy. Management periodically updates the Board on the implementation of the Company's climate strategic goals and objectives. The Board, including through its Public Responsibility Committee, also oversees management's identification, evaluation and monitoring of environmental (including climate-related) trends, issues, concerns, risks and opportunities that affect or could affect the Company's reputation, business activities, strategies and performance.
1 Traditional carbon offsets refer to carbon credits generated through the avoidance and/or reduction of CO2 emissions that would have otherwise occurred outside a company's value chain. Traditional carbon offsets do not include certificates conveying the attributes of renewable energy or sustainable aviation fuel, or credits related to the removal of CO2 from the atmosphere.

•Drive fuel efficiencies and innovation in flight: As part of this plan, the Company is focused on improving fuel efficiency in its operations. Its main focus in realizing this objective is optimizing its conventional jet fuel consumption, which is both the largest contributor to its environmental footprint and, as noted above, a sizable expense for the Company. To do so, the Company is prioritizing the introduction of newer, more fuel-efficient aircraft into its fleet as part of its United Next plan, as well as improving the fuel efficiency of its existing fleet. In conjunction with improving the fuel efficiency of its fleet, the Company has been incorporating fuel efficiency considerations within flight and ground operations, including implementing operational and procedural initiatives designed to drive fuel conservation. The Company has worked collaboratively across its organization and with Air Traffic Control ("ATC") providers to strive to improve fuel efficiency through the implementation of best practices and by training its pilots and dispatchers and supplying them with the necessary tools to execute those strategies.
•Adopt more sustainable alternatives to jet fuel: The Company believes that large-scale adoption of sustainable aviation fuel ("SAF") in its operations is critical to helping mitigate its exposure to volatile fuel prices and achieving its environmental goals. SAF is an alternative to conventional jet fuel that can emit up to 85% less GHG emissions on a lifecycle basis relative to conventional jet fuel and is considered 'drop-in' ready, which means that it can be used in current operations with existing aircraft and infrastructure with few to no additional alterations required. SAF can help diversify the Company's jet fuel supply, which is its second largest operating expense and is subject to volatile global prices. Reducing its fuel consumption while diversifying its fuel supply with SAF can enhance the Company's resiliency in the face of conventional jet fuel price spikes.
•The Company is working with strategic partners to scale and commercialize the use of SAF: While the Company currently is an aviation leader in investing in technologies focused on decarbonizing aviation and its associated energy supply chains, SAF supply in the jet fuel market is constrained and represents, according to industry estimates, less than 1% of global commercial aviation fuel usage. Additionally, the purchase of SAF today comes with a price premium, compared to conventional jet fuel. As a result, in 2024, the total volume of SAF used in the Company's operations remained approximately 0.3% of its total aviation fuel usage. These challenges with present-day SAF have informed the Company's strategy of investing in technology to help scale the SAF market and unlock future supply for the Company.
The Company has an established history of investment in, and use of, SAF. Beginning in 2015, the Company made its first investment in a company working to commercialize SAF production. In 2016, the Company became the first airline globally to start using SAF in its regular operations on an ongoing basis. The Company has progressed its SAF strategy with several notable milestones, including the following:
◦In 2021 the Company launched its first-of-its-kind Eco-Skies Alliance program for corporations to help advance the SAF market by working with the Company to fund the price premium for SAF. The Company also established UAV, a corporate venture capital arm that seeks to invest in promising sustainable aviation technologies and innovation to usher in the future of air travel.
◦In 2023 the Company launched the United Airlines Ventures Sustainable Flight Fund (the "Fund")—which is the first-of-its-kind investment vehicle of UAV—to support start-ups developing technologies focused on decarbonizing aviation and its associated energy supply chains, including through research and production, and technologies associated with SAF.
◦Between 2024-2025, the Company added four new locations to its SAF operational footprint, purchasing blended SAF for use at ORD, IAD, IAH and EWR airports.
•Integrate sustainability efforts at every altitude: The Company is focused on initiatives intended to drive more sustainable operations while maintaining efficiencies across the business. For example, the Company continues to progress its strategic electrification of ground service equipment ("GSE") across its hubs and stations. As of the end of 2025, over 5,800 units of the Company's GSE around the world are electric, representing approximately 41% of its GSE fleet.
•Collaborate with partners: The Company collaborates with employees, customers, airports, suppliers, cross-industry partners, trade associations and policymakers across its value chain to scale the supply of SAF and invest in decarbonization technology solutions. Some of the Company's highlights in this area include the following:
◦The Company led a cross-sectoral effort to incentivize SAF in Illinois, lowering the overall cost of SAF consumption at the state level. The Sustainable Aviation Fuel Purchase Credit was enacted in Illinois in February 2023 and became effective in mid-2023. The Company was the first airline to use this credit for purchases in 2024.

◦The Company is a founding member of the nonprofit, non-partisan SAF Coalition. Formed in 2024, the SAF Coalition is an organization looking to bring together all stakeholders of the aviation fuel value chain to advocate for federal policies that support and increase domestic SAF supply, including successful advocacy to preserve and extend federal low-carbon fuel tax credits.
The Company has made progress with its environmental sustainability strategy. However, the Company expects that its absolute GHG emissions will continue to increase in the immediate future as the Company continues to grow. In addition, even though purchasing voluntary, traditional carbon offsets could present near-term emissions reductions, as outlined above, the Company aims to achieve its mid-term and long-term climate goals without relying on the use of voluntary, traditional carbon offsets. Such commitment is demonstrated by the end of the Company's customer offset program and elimination of emission reductions realized by carbon offsets as reflected in its GHG inventory. The Company continues to review and explore the evolving environmental landscape to further understand potential risks and opportunities to enhance its environmental strategy.
Additional quantitative emissions data for fiscal years 2024 and 2023 are as follows:

Carbon Emissions	2024	2023
Direct (Scope 1) GHG Emissions in Metric Tons CO2e
Gross and Net GHG emissions	38,520,027	36,588,996	*
Biogenic Emissions in Metric Tons CO2e
Biogenic (Outside of Scope) Emissions	125,374	68,871	*
Indirect Emissions in Metric Tons CO2e
Indirect (Scope 2) GHG emissions	134,497	144,019
Other indirect (Scope 3) GHG emissions (a)	13,585,207	12,671,510
Total Net GHG Emissions in Metric Tons CO2e (b)	52,239,731	49,404,525	*

Carbon Emissions Intensity Rates (c)	2024	2023
Emissions Intensity per Revenue ton-kilometer ("RTK")
Mainline RTKs (millions) (d)	49,711	46,361
Metric tons CO2e/1,000 mainline and regional RTKs (e)	1,042	1,057
Emissions Intensity per Available Seat Mile ("ASM")
ASMs (millions) (f)	311,185	291,333
Metric tons CO2e/1,000 mainline and regional ASMs (g)	167	169
(a)Includes Scope 3 categories 3, 4, 7, 14 and 15.
(b)Excludes biogenic CO2 emissions in accordance with the Greenhouse Gas Protocol.
(c)Intensity rates and operational figures are calculated based on third-party verified data for 2024 and 2023.
(d)The number of mainline revenue (passenger and cargo) tons transported multiplied by the number of kilometers flown on each segment.
(e)Scope 1+2 and Scope 3 (categories 3 and 4) emissions/mainline+regional RTKs; metric used for tracking progress against the Company's 2035 carbon emissions intensity and 2050 carbon emission goals.
(f)The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(g)Scope 1+2 and Scope 3 (categories 3, 4, 7 and 14) emissions/mainline+regional ASMs.

* The calculation has been revised since the publication of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025 (the "2024 Annual Report") to incorporate additional SAF volumes for which supporting documentation was received after the initial filing.

The Company aligns its environmental sustainability disclosures through third-party reporting organizations, frameworks and standards—including the recommendations from the Task Force on Climate-related Financial Disclosures—as well as applicable mandatory disclosure requirements. Additional information on United's commitment to environmental sustainability is available at united.com/sustainability. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the SEC.
Human Capital Management and Resources
Demographics: As of December 31, 2025, UAL, including its subsidiaries, had approximately 113,200 employees, of whom approximately 83% were represented by various U.S. labor organizations. See the section "The maintenance of the Company's relationships with its labor unions" below for information on the Company's represented employee groups.
People & Culture: The Company believes that its employees represent the brightest and highest-performing people in the aviation industry and embody the Company's mission to build the world's biggest and best airline. The Company's continued

ability to recruit, hire, develop, motivate and retain skilled personnel with industry experience and knowledge at all levels of its organization by being an employer of choice is foundational to its success in the highly competitive aviation industry, especially in light of its ambitious growth agenda under the United Next plan. The Company's human capital management strategy is designed to help it attract and develop a deep talent base with the skills, experiences, knowledge and backgrounds to drive the United Next objectives as well as thrive in the face of change; provide them with the tools to prepare them for critical roles and leadership positions in the future; and reward and retain them with competitive compensation and benefits. The Company is proud of its unique culture and plans to continue to execute its human capital management strategy through the following:
1.Talent acquisition and internal talent mobility process and succession planning.
The Company developed talent acquisition tools and programs to help it continue to (i) attract and identify the best-qualified candidates who can deliver the highest levels of service to its customers, which generates the profitability to help fund the Company's future and reward its employees; (ii) ensure that the Company's recruiting, retention and leadership development goals are systematically executed throughout United; and (iii) broaden and strengthen its talent channels and pipelines so that the Company can cultivate the next generation of talent that will lead it into the future. In 2025, the Company hired approximately 13,100 employees across the globe through its external career site, professional association partnerships, employee referrals, universities, the U.S. Military and other external sources.
In addition to the development of its external talent pipeline, the Company's human resources programs are designed to facilitate internal talent mobility. The Company encourages its employees to identify the paths that can build the skills, experience, knowledge and competencies needed for career advancement. In 2025, about 72% of the Company's senior leader positions filled were internal placements and 587 frontline employees were promoted into management roles, the latter of which was consistent with last year.
As stated above, a cornerstone of the Company's talent acquisition and internal talent mobility strategy is cultivating a culture that fosters a workplace in which all employees are safe, have an opportunity to succeed, feel a sense of belonging and are empowered to innovate and collaborate. The Company is committed to providing opportunities for advancement to help its employees reach their full potential and its policies strictly prohibit any form of employment discrimination.
Succession planning provides the Company with the opportunity to evaluate its key successors. The Company's executives and senior leaders are engaged in succession planning by regularly evaluating, developing and mentoring its talent. The Board also engages in annual succession planning and talent development discussions with the Company's Chief Executive Officer, President and Executive Vice President of Human Resources, focusing on the Company's ability to attract, identify, prepare and retain talented employees for future leadership positions.
2.The development of a Company culture that is centered on safety and promotes the importance of listening and responding to colleague feedback.
As stated above, safety is first in everything that the Company does and is its first Core4 service standard. The Company is focused on promoting its safety culture to help ensure that every employee across the Company holds each other to the highest safety standards and strives to protect themselves, their colleagues and the Company's customers.
As the Company strives to continue to be an employer of choice, the Company believes that it is critical that its workforce is encouraged to provide feedback and is informed as well as engaged. The Company utilizes multiple channels for all employees to ask for guidance, report concerns without fear of retaliation (including those related to safety) and provide constructive feedback and recommendations. The Company's executive team also provides several avenues of engagement to clearly inform its employees of company needs and goals. The Company routinely conducts employee engagement surveys of its global workforce, which provide feedback on employee satisfaction and cover a variety of topics such as company culture, safety and values, execution of its strategy and individual development, among others.
The Company's managers discuss employee performance and leadership assessments regularly. In 2023, the     Company reintroduced performance ratings and calibration to support career development and employee performance and leadership. The Company invests in rewarding employee performance and leadership and has established a multi-level recognition program to acknowledge the achievements of excellent individual or team performance and leadership.
3.Robust professional and leadership development training programs for all career stages.

The Company's industry and team are experiencing transformation and the Company has responded by becoming a learning organization, helping to guide its employees in their journey to reach their full potential. The Company continues to invest heavily in its leadership development-programs, which it believes will better position the Company to meet its current and future business needs while also creating a competitive advantage in accelerating talent, improving performance and mitigating risk.
The Company offers a broad range of best-in-class leadership and professional training programs that provides its employees with opportunities for learning and skill-building. This starts with an introduction to the Company's culture when its employees start and progresses through new people leadership trainings as well as high potential development programs at the manager, senior manager, director and managing director levels. The Company provides all management-level employees with the opportunity to develop their skills through the Company's Leadership, Airport Operations and Digital Training Institutes. With respect to its technical positions, the Company has developed state-of-the-art technical training programs that include immersive training, virtual reality, simulations, on the job training and assessments of proficiency to ensure that it operates at the highest level of aviation safety and customer service.
4.The ability for the Company's employees to qualify for retirement, health and wellness benefits as well as, of course, travel privileges.
While the Company's rewards package for most of its employees is determined by collective bargaining agreements, it includes competitive base pay, travel privileges and other comprehensive benefits—including health, wellness and retirement programs—for all the Company's full- and part-time employees. The Company periodically implements enhancements and investments to its compensation and employee benefit programs to help ensure that they support the Company's and its employees' strategic imperatives. The Company also reviews both industry and local market data at least annually to identify trends and market gaps in order to maintain the competitiveness of its compensation and employee benefit programs and incorporate best practices. For instance, the Company conducts pay equity analyses annually.
With respect to executives, a substantial portion of their total rewards package is variable, at-risk pay that is based on Company performance and delivered in the form of equity, supporting alignment over the long term between the Company's executives and stockholders. The Company aligns its executives' long-term equity compensation with its stockholders' interests by linking realizable pay with stock performance. In addition, the Company has performance-based compensation programs for other management employee leaders, including managers, supervisors and team leads.
5.The maintenance of the Company's relationships with its labor unions.
The Company bargains in good faith with the unions that represent its employees and frequently engages with union leaders at the national level and at local chapters throughout—and engages with applicable local unions, works councils and associations outside—the United States.
Collective bargaining agreements between the Company and its represented employee groups are negotiated under the Railway Labor Act ("RLA"). Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered "open for amendment."
In May 2025, the Company reached a Tentative Agreement ("TA") with its employees represented by the AFA regarding an agreement that became amendable in August 2021. The TA included improvements with respect to scheduling, reserve requirements and other quality of life improvements, as well as pay rate increases during its five-year term. The TA also included a provision for a one-time payment to employees represented by the AFA upon ratification. On July 29, 2025, the Company's employees represented by the AFA voted against ratification of the TA. As of the date of this report, the Company and the AFA continue their negotiations for a revised TA.
The below table reflects the Company's represented employee groups, the number of employees per represented group, union representation for each employee group, and the amendable date for each employee group's collective bargaining agreement as of December 31, 2025. The Company is also in active negotiations with all of its union represented employees with amendable contracts.

Employee Group	Number of Employees	Union	Agreement Open for Amendment

United Airlines, Inc.:
Flight Attendants	28,220	Association of Flight Attendants ("AFA")	August 2021
Fleet Service	16,789	International Association of Machinists and Aerospace Workers (the "IAM")	May 2025
Pilots	17,126	Air Line Pilots Association ("ALPA")	October 2027
Passenger Service	11,493	IAM	May 2025
Technicians	10,599	International Brotherhood of Teamsters (the "IBT")	December 2024
Storekeepers	1,448	IAM	May 2025
Dispatchers	554	Professional Airline Flight Control Association	December 2024
Fleet Tech Instructors	162	IAM	May 2025
Technical Operations Maintenance Planners	147	IBT	May 2028
Technical Operations Maintenance Controllers	97	IBT	November 2026
Load Planners	88	IAM	May 2025
Maintenance Instructors	53	IAM	May 2025
Security Officers	50	IAM	May 2025

United Ground Express, Inc.:
Passenger Service	6,727	IAM	March 2025
Board Oversight: The Company's Board, assisted by several of its committees, plays a key role in the strategic oversight of management regarding the development, implementation and effectiveness of the Company's policies and strategies relating to human capital management. The Board's Executive Committee oversees and reviews significant human capital strategies, including culture and talent management matters, and the Board's Public Responsibility Committee reviews and monitors the development and implementation of the Company's people impact strategic goals and objectives. Many of the Company's Board members have experience overseeing workforce issues as CEOs and presidents of other companies or organizations. The Compensation Committee also engages an independent compensation and benefits consulting firm to help evaluate the Company's executive compensation and benefit programs and to provide benchmarking against a group of peer companies, including peers within the airline industry.
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
Climate Change and Sustainability. As outlined above, the Company's commitment to becoming a more environmentally sustainable company extends beyond seeking to comply with regulatory requirements. At the same time, efforts to reduce carbon emissions through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national and regional regulators. The International Civil Aviation Organization's ("ICAO") Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), adopted in October 2016, is intended to be a single global market-based measure to achieve carbon-neutral growth for international aviation, by requiring airlines to purchase eligible carbon offsets for emissions through the 2024-2035 compliance periods. CORSIA also allows airlines to lower their carbon offsetting obligations through the use of eligible sustainable fuels. Offsetting requirements for a given year are determined by multiplying the operator's annual CO2 emissions by a sectoral growth factor established by the ICAO. In October 2025, the ICAO issued the 2024 annual sectoral growth factor, which was greater than zero for the first time. United's anticipated CORSIA compliance costs for the first phase, 2024-2026, for which compliance is intended to be demonstrated by 2028, may be substantial. The exact mechanism by which CORSIA will be implemented domestically is currently unknown as the federal government has not enacted legislation or regulations to implement the first phase of CORSIA.

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
At the state level, the regulatory approach taken so far has largely been focused on incentivizing the production and use of SAF. Various states, including California, have developed low carbon fuel standards that incentivize the use of SAF, while others, including Illinois, have adopted SAF-specific tax credits.
Globally, in the past several years, there has been a proliferation of SAF mandates requiring suppliers to blend a certain percentage of SAF into the jet fuel supply. In 2025, two significant SAF mandate policies went into effect: ReFuelEU and the UK's Renewable Transport Fuel Obligations (Sustainable Aviation Fuel) Order, both of which require aviation fuel suppliers to supply a minimum of 2% SAF into their jet fuel supply starting in 2025 and increasing in subsequent years. Outside of SAF uplift reporting obligations under ReFuelEU, these mandates do not impose compliance obligations on the Company but have led to significantly higher fuel prices across the EU and UK. Other countries are planning to implement similar policies. Costs from the proliferation of SAF mandates globally are expected to increase as the various mandated SAF blend targets increase each year and additional similar policies are adopted.
Other regulations are also emerging globally that would require companies such as United to increasingly measure, disclose and mitigate environmental sustainability risks both within their operations and their supply chains, such as the EU's Corporate Sustainability Due Diligence Directive and Corporate Sustainability Reporting Directive. At the state level, in October 2023, California enacted legislation that requires certain companies that do business in California to disclose certain climate-related information. These laws are currently subject to ongoing legal challenges and it is unclear how the legal challenges will impact the timeline for compliance with the California climate disclosure requirements.
Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times and state and local air quality initiatives which have resulted in, or could in the future result in, curtailments in services, increased operating costs, limits on expansion or further emission reduction requirements. Certain airports and/or governments, both domestically and internationally, either have established or are seeking to establish environmental fees and other requirements applicable to carbon emissions, local air quality pollutants and/or noise and the use of products and material such as single-use plastics. The implementation of these requirements is expected to result in increased operational costs to develop compliance programs and strategies.
Governmental authorities in the U.S. and abroad have passed legislation restricting the use of per- and polyfluoroalkyl substances ("PFAS") which have been used in manufacturing, industrial, and consumer applications, including those related to aviation. Certain state governments and local municipalities have adopted legislation prohibiting the use of Class B firefighting foam agents that contain intentionally added PFAS. As a result, the Company continues to incur costs to convert existing fixed foam fire suppression systems to accommodate PFAS-free firefighting foam agents. In addition, the EPA has developed the PFAS Strategic Roadmap, which includes regulatory actions across a wide spectrum of its statutory authorities, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, the Clean Water Act, the Toxic Substances Control Act and the Safe Drinking Water Act. The Company expects these broad regulatory policies, in addition to lease obligations, will increase the risk of incurring remediation costs and/or liabilities at current and former locations at which the Company currently or historically used fire-fighting foam agents or other materials containing PFOA, PFOS or other PFAS substances. To mitigate these risks, the Company is working to remove PFAS-containing fire-fighting foam from its hangars and other assets through a phased retrofit/replacement strategy and is committed to transitioning to PFAS-free materials for fire suppression. Finally, environmental cleanup laws and lease obligations could require the Company to undertake (or subject the Company to liability for costs associated with) investigation and remediation actions at certain owned or leased locations or third-party disposal locations. Future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time.
Information about Our Executive Officers
Below is a list of the Company's executive officers as of the date hereof, including their name, office(s) held and age.

Name	Position	Age
Torbjorn (Toby) J. Enqvist	Executive Vice President and Chief Operations Officer	54
Kate Gebo	Executive Vice President Human Resources and Labor Relations	57
Brett J. Hart	President	56
J. Scott Kirby	Chief Executive Officer	58
Michael Leskinen	Executive Vice President and Chief Financial Officer	46
Andrew Nocella	Executive Vice President and Chief Commercial Officer	56
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
United Next, the Company's strategic operating plan, includes firm orders of over 630 narrow- and widebody aircraft, retrofitting plans and plans to continue to increase mainline daily departures and available seats across the Company's North American network. In developing our United Next plan, we made certain assumptions including, but not limited to, customer demand (in light of changing economic conditions), fuel costs, delivery of aircraft, aircraft certification approval timelines, labor market constraints and related costs, supply chain constraints, inflationary pressures, voluntary or mandatory groundings of aircraft, our regional network, competition, market consolidation and other macroeconomic and geopolitical factors. We also subsequently adjusted certain of our assumptions as a result of the increase in costs due to infrastructure improvements, new labor contracts and aircraft maintenance that were needed to support our United Next plan as well as delays in aircraft deliveries. Actual conditions may be different from our assumptions at any time and could cause us to further adjust our strategic operating plan. In addition, we cannot provide any assurance that we will be able to successfully execute our strategic plan, that the growth we anticipate will occur through execution of our strategic plan will not exacerbate any other risk described in this Form 10-K (especially relating to fuel costs, the impact of economic pressures or geopolitical events, our supply chain or our ability to recruit, hire, develop and retain talent), that our strategic plan will not result in additional unanticipated costs, that our suppliers will timely provide adequate products or support for our products (including but not limited to certification and delivery of aircraft, engines and other aircraft parts) or that our strategic plan will result in improvements in future financial performance. If we do not successfully execute our United Next or other strategic plans, if actual results vary significantly from our expectations or if we otherwise fail to successfully structure our business to meet market conditions, our business, operating results, financial condition and market capitalization could be materially and adversely impacted.
Changes in the Company's network strategy over time or other factors outside of the Company's control may make aircraft on order less economical for the Company, result in costs related to modification or termination of aircraft orders or cause the Company to enter into orders for new aircraft on less favorable terms, and any inability to accept or integrate new aircraft into the Company's fleet as planned could increase costs or affect the Company's flight schedules.
The Company's orders for new aircraft are typically made years in advance of actual delivery of such aircraft and the financial commitment required for purchases of new aircraft is substantial. As a result of our network strategy changing or our demand expectations not being realized, our preference for the aircraft that we previously ordered may decrease; however, we may be responsible for material liabilities to our counterparties if we attempt to modify or terminate any of our existing aircraft order commitments and as a result our financial condition could be adversely impacted. These risks are heightened as a result of the Company's sizeable United Next aircraft orders. Additionally, the Company may have a need for additional aircraft that are not available under its existing firm orders or options and may seek to acquire aircraft from other sources, such as through lease arrangements, which may result in higher costs and/or less favorable terms, or through the purchase or lease of used aircraft. The Company may not be able to acquire such aircraft when needed on favorable terms or at all.
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
The imposition of new tariffs, any increase in existing tariffs, and retaliatory tariffs implemented by other countries where United operates, on the importation of commercial aircraft, engines or commercial aircraft parts that the Company orders may result in higher costs. In addition, to the extent our key aircraft, engine or aircraft parts suppliers are affected by tariffs and seek to pass those costs onto us, our costs of acquiring new aircraft, engine or aircraft parts could increase.

The failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results. In addition, any businesses or assets that we acquire in the future increase our exposure to unknown liabilities or other issues and also may underperform as compared to expectations.
An important part of the Company's strategy to expand its global network and operate an environmentally sustainable, responsible and innovative airline has included making significant investments, both domestically and in other parts of the world, in other airlines and other aviation industry participants, producers of SAF, manufacturers of electric, hybrid and other new generation aircraft, and startups developing technologies in aerospace, next-generation air traffic control and aviation infrastructure, energy transition and AI-driven travel innovation. The Company plans to continue to make additional investments, including through its corporate venture capital arm, UAV, and through the Fund. However, since there are a limited number of potential arrangements, and other airlines and industry participants seek to enter into similar relationships, this may make it difficult for the Company to complete strategic investments on commercially reasonable terms or at all.
These investments are inherently risky and may not be successful in meeting the Company's expectations. Future revenues, profits and cash flows of these and future investments and repayment of invested or loaned funds may not materialize due to safety concerns, regulatory issues, supply chain constraints or other factors beyond our control. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture, the value of those securities will fluctuate and may depreciate in value. We may not control the companies in which we make investments and, as a result, we will have limited ability to determine their management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks. Further, acquisitions and investments create exposure to assumed litigation and unknown liabilities, as well as undetected internal control, regulatory compliance or other issues, or additional costs not anticipated at the time the transaction was completed, and our due diligence efforts may not identify such liabilities or issues, or they may not be fully disclosed to us.
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
An accident, catastrophe or incident involving an aircraft that the Company operates, or an aircraft or aircraft type that is operated by another airline, or an incident involving the Company's operations, or the operations of another airline, could have a material adverse effect on the Company if such accident, catastrophe or incident creates a public perception that the Company's operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Further, any such accident, catastrophe or incident involving the Company, its regional carriers or its codeshare partners could expose the Company to increased regulatory scrutiny and significant liability. For example, in 2024 the FAA conducted a review of the Company's safety and compliance oversight of its operations, though the FAA found no significant safety or compliance issues.
Although the Company maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident, catastrophe or incident, and the Company's codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company's liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident, which may result in a material adverse effect on the Company's business, operating results or financial condition.
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
The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances, swaps of slots and the creation of immunized JBAs have altered and are expected to continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and services and competitive cost structures. Open Skies agreements, including the agreements between the United States and each of the EU, Canada, Japan, Korea, New Zealand, Australia, Colombia, Panama, Mexico, Brazil and the UK, may also give rise to better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for JBAs and bilateral alliances that did not exist before such realignment. Further airline and airline alliance consolidations or reorganizations could occur in the future, and other airlines participating in such activities may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and impairing the Company's ability to realize expected benefits from its own strategic relationships.
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

Our MileagePlus loyalty program plays a significant role in our business, and unfavorable developments affecting the program could adversely affect our business and results of operations.
Our MileagePlus loyalty program benefits from the attractiveness and competitiveness of United Airlines as a material purchaser of award miles and the majority recipient for mileage redemption. If we are not able to maintain a competitive and attractive airline business, our ability to acquire, engage and retain customers in the MileagePlus loyalty program may be adversely affected, which could adversely affect the loyalty program and our operating results and financial condition.
Our MileagePlus loyalty program also faces significant and increasing direct competition from the frequent flyer programs offered by other airlines, as well as from similar loyalty programs offered by banks and other financial services companies. Competition among loyalty programs is intense regarding customer acquisition incentives, the value and utility of program currency, rewards range and value, fees, required usage, and other terms and conditions of these programs. If we are not able to maintain a competitive frequent flyer program, or if we make changes to our loyalty program, including as a result of legal or regulatory requirements or considerations, our ability to attract and retain customers to MileagePlus and United alike may be adversely affected, which could adversely affect our operating results and financial condition.
Substantially all of the Company's aircraft, engines and certain parts are sourced from a limited number of suppliers; therefore, the Company would be materially and adversely affected if it were unable to obtain timely deliveries, additional equipment or support from any of these suppliers.
The Company currently sources substantially all of its aircraft and many related aircraft parts from The Boeing Company ("Boeing") or Airbus S.A.S. ("Airbus"). In addition, our aircraft suppliers are dependent on other suppliers for certain other aircraft parts. The Company is also dependent on a limited number of suppliers for engines and certain other aircraft parts. Therefore, if the Company is unable to acquire additional aircraft, engines or aircraft parts at acceptable prices, or if the suppliers fail to make timely deliveries of aircraft, engines or aircraft parts (whether as a result of unavailability, increased FAA oversight of the production process, any failure or delay in obtaining regulatory approval or certification for new model aircraft, manufacturing delays or otherwise) or to provide adequate support for their products, including with respect to the aircraft subject to firm orders under our United Next plan, the Company's operations could be materially and adversely affected. For example, due to production delays, deliveries from Boeing and Airbus have been delayed in recent years, which caused the Company to rework its fleet plan, and the Company may experience further delays in the future which may impact our financial position, results of operations and cash flows.
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
The Company may also have disagreements with its third-party service providers and related contracts may be terminated or may not be extended or renewed. For example, the number of flight reservations booked through third-party GDSs or OTAs may be adversely affected by disruptions in the business relationships between the Company and these suppliers. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the Company's flight information to be limited or unavailable for display by the affected GDS or OTA operator, significantly increase fees for both the Company and GDS/OTA users and impair the Company's relationships with its customers and travel agencies. Any such disruptions or contract terminations may adversely impact our operations and financial results.
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
The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An extended interruption or disruption at one of our hubs or other airports where we have a significant presence resulting from ATC delays and disruptions, weather conditions, natural disasters, growth constraints, relationships with or the performance of third-party service providers, cybersecurity incidents and other failures of computer systems, disruptions to government agencies or personnel (including as a result of government shutdowns), regulatory changes, disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations and market constraints, power supplies, fuel supplies, terrorist activities, international hostilities or other factors could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a material adverse impact on our business, operating results and financial condition. For example, during the U.S. federal government shutdown in late 2025, the FAA directed airlines, including the Company, to implement temporary schedule reductions across approximately 40 domestic airports, which required us to modify portions of our regional and domestic mainline flying and resulted in operational disruption and additional costs. In addition, in the spring of 2025, challenges associated with ATC staffing, technology outages and runway construction led to a concentrated number of delays and cancellations out of our EWR hub.
We have minimal control over the operation, quality or maintenance of these services or whether our suppliers will improve or continue to provide services that are essential to our business. For example, because we prioritize operational excellence and continually work to optimize our route network and schedule, in light of the industry-wide operational challenges at airports in our network that have limited our system-wide capacity (like the operational disruptions experienced at EWR during the spring of 2025), we have reconfigured our proposed flight schedule and capacity to help improve our operational performance and our customers' experience. These industry-wide operational challenges have had a negative impact on our business and operating results and are expected to continue. In the future, we may not be able to adjust our operations to mitigate their effect, which may have a negative impact on our business, operating results, financial condition and liquidity and may limit our ability to expand or change our route network and execute our United Next strategy.
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
As a global business with operations outside of the United States from which we derive significant operating revenues, volatile conditions in certain domestic and international regions may have a negative impact on our operating results and our ability to achieve our business objectives. The Company's international operations are a vital part of its worldwide airline network. Political disruptions and instability in certain regions have negatively impacted the demand and network availability for air travel, as well as fuel prices, and may continue to have a negative impact on these and other items. For example, the suspension of the Company's overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of military conflicts across the globe have significantly impacted our financial condition, cash flows and results of operations. In addition, terrorist attacks or international hostilities, even if not made on or targeted directly at the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings, travel restrictions, selective cancellation or redirection of flights and new security regulations) could materially and adversely affect the Company and the airline industry. The Company's financial resources and insurance coverage may not be sufficient to absorb the adverse effects of any future terrorist attacks, international hostilities or other security events, which could have a material adverse impact on the Company's financial condition, liquidity and operating results. In addition, due to threats against the aviation industry, the Company has incurred, and may continue to incur, significant expenditures to comply with security-related requirements to mitigate threats and protect the safety of our employees and customers.
Managing our reputation and brand image is critical to our business success and if our reputation or brand image is damaged, it could adversely affect our business or financial results.
We operate in a public-facing industry and our brand is recognized throughout most of the world. Maintaining, enhancing and leveraging the value of our reputation and brand image is critical to the future success of our business. The Company's reputation or brand image could be diminished or eroded by a variety of factors, including any actual or perceived failure to maintain satisfactory practices for all of our operations and activities or to reassure the traveling public of the safety of air travel at any of our major hub locations; any failure or perceived failure to achieve and/or make progress toward any publicly-announced safety, community impact, environmental sustainability, human capital management, people impact, responsible sourcing, cybersecurity or governance ("Corporate Citizenship") goals, which are aspirational in nature, subject to risks and uncertainties that are outside of our control and are not guarantees that we will be able to achieve them–within the anticipated timelines disclosed or at all; our stakeholders—including proxy advisory services—not being satisfied with our Corporate Citizenship goals or strategy, our efforts to meet such goals or our actual or perceived position or lack of position on political, public policy or other sensitive issues; public pressure, which can be varied and conflicting, from investors or policy groups to change our Corporate Citizenship goals, policies and strategies or our position on political, public policy or other sensitive issues; customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, including greenwashing concerns regarding our advertising campaigns and marketing programs related to our sustainability initiatives; deficiencies in the quantitative data that we disclose in relation to our Corporate Citizenship goals; customer perceptions of statements made by us, our employees, executives or agents or others; our inability to respond in a timely and appropriate manner to address negative, inaccurate or malicious publicity (such as posts, articles or comments on social media, on the internet or in the press, which can be disseminated quickly and broadly without context), including, but not limited to, as a result of external developments or actual or perceived misconduct by our employees, partners or customers; or other matters discussed elsewhere in this risk factors section. Damage to our reputation or brand image or loss of customer confidence in our services has in the past adversely affected—and could in the future adversely affect—our business and financial results, as well as has in the past required—and could in the future require—additional resources to rebuild our reputation that may not be successful.
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
Automated systems and technologies, including AI, are becoming increasingly important in our operations over time. The Company may face challenges in implementing, integrating and modifying the automated systems and technologies required to operate its business or new systems and technologies designed to enhance its business, each of which may require significant expenditures, human resources, the development of effective internal controls and the transformation of business and financial processes. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if AI is improperly utilized, including if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we would be exposed to new or expanded risks and liabilities related to inaccuracies or errors in the output of such AI applications and our business, reputation, financial condition, and results of operations may be adversely affected. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including current and proposed government regulation of AI, may require significant resources to develop, test and maintain our AI platform and services to help us implement AI in a compliant and ethical manner in order to minimize any adverse impact to our business. If the Company is generally unable to timely or effectively implement, integrate or modify its systems and technologies, the Company's operations could be adversely affected.
Increasing privacy, data security and cybersecurity obligations or a significant data breach may adversely affect the Company's business.
In our regular business operations, we collect, process, store and transmit to commercial partners sensitive data, including personal information of our customers and employees, such as payment processing information, and information of our business partners to provide our services and operate our business.
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
Human Capital Management Risks
Union disputes, employee strikes or slowdowns and other labor-related disruptions as well as increased employee and retiree health, pension, labor and regulatory compliance costs could adversely affect the Company's business, operations and results of operations.
United is a highly unionized company. As of December 31, 2025, the Company and its subsidiaries had approximately 113,200 employees, of whom approximately 83% were represented by various U.S. labor organizations. See Part I, Item 1. Business—Human Capital Management and Resources of this report for additional information on our represented employee groups and collective bargaining agreements. If we are unable to reach an agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreement, we may be subject to work interruptions or stoppages, which could adversely affect our business and operations. There is also a possibility that our unionized work groups could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other similar activity designed to disrupt the Company's normal operations in an attempt to pressure the Company in collective bargaining negotiations. Although the Railway Labor Act makes such actions unlawful until the parties have been lawfully released to self-help after the failure of direct negotiation, mediation and arbitration process to reach a resolution, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm to the Company's operations even if ultimately enjoined. There is also a risk that our unionized work groups might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company entering into collective bargaining agreements with its represented employee groups. Similarly, if the operations of our third-party regional carriers, ground handlers or other partners (including our suppliers) are impacted by labor-related disruptions, our operations as well as our strategic operating plan could be adversely affected.
Our active employee and retiree health programs, pension benefits and salary expenses are significant. For instance, the costs of providing pension and other retirement benefit plans are dependent on numerous assumptions and the changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Further, we participate in the multi-employer benefit plan for employees covered under our collective bargaining agreement with the IAM and have agreed to contribute certain amounts, which could increase in future. The funding status of the plan is subject to risk that other employers may not meet their obligations and if we were to withdraw or terminate, or if the plan were to undergo a mass withdrawal, we could be subject to liability as imposed by law. In addition, collective bargaining agreements with the Company's represented employee groups have materially increased the Company's labor costs due to wage inflation. We remain in negotiations regarding certain of these collective bargaining agreements and anticipate that any new contracts involving the relevant labor groups may include material increases in salaries and other benefits, which would significantly increase our labor expense. Furthermore, there is rising litigation in the airline industry over the application of state and local employment and labor laws that purport to govern benefits and duties of certain employee groups but are increasingly in conflict with our negotiated collective bargaining agreements. Adverse decisions in these cases could negatively impact our operational flexibility and ability to apply our collective bargaining agreements as negotiated.
If we are unable to recruit, hire, develop or retain skilled personnel, including our senior management team or other key employees, our business could be adversely affected.
Much of our future success is largely dependent on our continued ability to recruit, hire, develop and retain highly-qualified personnel with industry experience and knowledge, including our senior management team and other key employees. Competition for the best-qualified talent in the aviation industry is intense. Labor market constraints may arise in the future, including as a result of an intensely competitive labor market. If these or other constraints lead to a sustained shortage of skilled labor, the cost of hiring and retaining quality talent could materially increase and our operations and service levels may be impacted, which could impair our ability to adjust capacity or otherwise execute our strategic operating plan. In addition, if we are unable to effectively provide for the smooth transition of senior management or other key employees, despite our robust management succession planning process, our business, ability to execute our strategic operating plan and company culture may be adversely affected.
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
United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT modified, suspended or revoked these certificates, it could have a material adverse effect on the Company's business. The DOT also regulates consumer protection and, through its investigations or rulemaking authority could impose restrictions that materially impact the Company's business. United also operates pursuant to an air carrier operating certificate issued by the FAA, and FAA orders and directives have previously resulted in the temporary grounding of an entire aircraft type when the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action which has had and could in the future have a material effect on the Company's business, operating results and financial condition.
The FAA's reauthorization, which runs through fiscal year 2028, increased the authorized funding level for the FAA and required the hiring of additional air traffic controllers, an effort to address staffing and resource shortages and improve the operation of the ATC system in the U.S. Any new or enhanced requirements resulting from the FAA reauthorization may materially impact our operations and costs. Additionally, the U.S. Congress may consider legislation related to environmental issues relevant to the airline industry, such as the implementation of CORSIA, which could negatively impact the Company and the airline industry.
The Company's operations may also be adversely impacted due to the existing antiquated ATC system utilized by the U.S. government and regulated by the FAA, which may not be able to effectively handle projected future air traffic growth. The outdated ATC system has led to short-term capacity constraints imposed by government agencies and has resulted in delays and disruptions of air traffic during peak travel periods in certain markets due to its inability to handle demand and reduced resiliency in the event of a failure causing flight cancellations and delays. For example, in the spring of 2025, challenges associated with ATC staffing and technology outages at EWR led to a concentrated number of delays and cancellations. Failure to update the ATC system in a timely manner and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company's financial condition or operating results.
Access to slots at several major U.S. airports and many foreign airports served by the Company is subject to government regulation on airspace management and competition that might limit the number of slots or change the rules on the use and transfer of slots. If slots are eliminated at one of our hubs or other airports, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on take-offs and landings could result in greater congestion both at the affected airport and in the regional airspace and could significantly impact the Company's operations. Similarly, a government or regulatory agency, including the DOT, could choose to impose slot restrictions or cap hourly arrivals and departures at one of our hubs or other airports (as the FAA did at EWR in 2025, when it issued an order capping operations through October 2026) or grant increased access to another carrier and limit or reduce our operations at an airport, whether or not slot-controlled, which could have a significant impact on our operations. The DOT (including the FAA) may limit the Company's airport access by limiting the number of departure and arrival slots at congested airports, which could affect the Company's ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost to access their facilities, which could have an adverse effect on the Company's business. If the DOT were to take actions that adversely affect the Company's slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots.
The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights or the number of carriers allowed access to particular airports. Applicable arrangements between the U.S. and foreign governments (such as Open Skies) may be amended from time to time, government policies with respect to aviation may be revised or may lead to termination of air service agreements and the availability of appropriate slots or facilities may change.Depending on the nature of any such change, the value of the Company's international route authorities and slot rights may be materially enhanced or diminished. Similarly, foreign governments control their airspace and can restrict our ability to overfly their territory, which may diminish the value of the Company's existing international route authorizations and slot rights. Any such change could have a material adverse impact on the Company's financial condition and operating results and could result in the impairment of material amounts of related tangible and intangible assets.

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
Many aspects of the Company's operations are subject to federal, state, local and international laws regarding the environment, including those relating to aircraft and ground-based carbon emissions, noise, plastic use, water discharges, safe drinking water and the use and management of hazardous materials and wastes. Compliance with existing and future environmental laws and regulations has required and may in the future require significant expenditures and operational changes. Violations have led and may in the future lead to significant fines, penalties, lawsuits and reputational harm. In addition, we have in the past been identified—and may in the future be identified—as a responsible party for environmental investigation and remediation costs under applicable environmental laws due to the disposal or release of hazardous substances generated by our operations, including PFAS, two of which, PFOA and PFOS, were designated by U.S. EPA as hazardous substances under the CERCLA. We could also be subject to environmental liability claims from various parties—including airport authorities and other third parties—related to our operations at our owned or leased premises, including our use of PFAS-containing fire suppression systems as required by fire codes and insurers, or the off-site disposal of waste generated at our facilities.
As discussed in Part I, Item 1. Business—Our Approach to Corporate Citizenship and Value Creation—Environmental Sustainability Strategy, the Company has made commitments to reduce its GHG emissions by 100% by 2050 and its carbon emission intensity by 50% by 2035 compared to 2019. The Company has incurred, and expects to continue to incur, costs to achieve its climate goals—which will involve a transition to lower-carbon technologies (such as SAF)—and to comply with environmental sustainability legislation and regulation and non-binding standards and accords. Such activity may require the

Company to modify its supply-chain practices, make capital investments to modify certain aspects of its operations or increase its operating costs (including fuel costs). The potential transition cost to a lower-carbon economy could be prohibitively expensive without appropriate government policies and incentives in place. The precise nature of future binding or non-binding legislation, regulation, standards and accords in this area of increased focus by global, national and regional regulators is difficult to predict and the financial impact to the Company could be significant if future legal standards and regulatory policies do not align with or support the Company's plans to achieve its climate goals. There is a risk that a patchwork of inconsistent or conflicting regional regulations, could unduly shift excessive cost burden to airlines and inhibit the development of carbon reduction technologies that the Company needs to reach its climate goals. In addition, while CORSIA-related costs cannot be fully predicted at this time, the program is expected to increase operating costs for airlines that operate internationally.
There can be no assurance of the extent to which any of our climate goals will be achieved or that any current or future investments that we make in furtherance of achieving our climate goals will produce the expected results or meet stakeholders' evolving expectations. Moreover, future events could lead the Company to prioritize other nearer-term interests over progressing toward our current climate goals based on business strategy, economic, regulatory and social factors or pressure from investors or other stakeholders. If we fail—or are perceived to fail—to meet or properly report on our progress toward achieving our climate change goals and commitments, we could face adverse reactions from investors or other stakeholders, which could result in adverse effects to the Company. In addition, the Company believes it is possible that, in the future, segments of the public may choose to fly less frequently as a result of negative perception of the environmental impact of air travel or fly on an airline based on carriers' GHG emissions or which carrier they perceive as operating in a manner that is more sustainable to the climate, which presents both a challenge and an opportunity for the Company; if this trend materializes, the Company's results of operations could be adversely impacted and those impacts could be exacerbated if the Company fails to meet or properly report on its climate change goals and commitments. More broadly, we could also be subject to climate litigation as groups, individuals and governmental authorities affected by climate change seek to recover climate-related damages from entities they perceive as being partially responsible for human-induced climate change because of the emission of GHGs from their operations.
The Company's key pathways to achieving its climate goals include investing in and using more SAF, reducing its conventional jet fuel consumption and working with strategic partners to advance the future of more sustainable flight. The achievement of our goals is therefore largely dependent on the significant development of and maturation in the SAF market. Currently, there is a premium for SAF above the cost of conventional jet fuel and this premium has recently increased in certain markets due to SAF blending mandates in Europe, the UK and other parts of the world. The Company has been able to increase its purchases of SAF in recent years due to its corporate customers' funding of the price premium for SAF through the Company's Eco-Skies Alliance, but the willingness of corporate customers to assist the Company in covering the price premium for SAF in the future could decrease for a number of reasons, including based on economic factors or concerns regarding the validity of a book-and-claim approach for claiming the emissions reductions from SAF, constraints on supplies of SAF that meet customer requirements, emerging SAF certification or book-and-claim restrictions developed by governments or non-governmental organizations or practices whereby corporate customers purchase the environmental attributes from SAF directly from fuel producers, bypassing the airlines. In addition, the demand for cost-competitive SAF within the aviation industry significantly exceeds the current available supply. While we have been able to increase our current supply of SAF year-over-year through definitive offtake agreements, we have also entered into certain conditional agreements with start-up companies for future SAF supply. These conditional SAF purchase agreements for future SAF supply may pertain to production from facilities that are planned but not yet operational and may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will produce SAF at commercial scale or that they will meet expected production timelines and volumes.
As we seek to mitigate our business risks associated with climate change by establishing robust environmental programs, the Company has incurred costs and substantial operational disruptions as a result of both its physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technological changes) associated with climate change. Climate change is expected to increase the frequency, severity, unpredictability and duration of severe weather events and other natural cycles and could affect travel demand for certain of our flight offerings as well as result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in a significant loss of revenue and higher costs. These events and the disruptions, alone or in combination, could also lead to increased costs for and reduced availability of insurance. In addition, certain of our and our vendors' and airport authorities' operations and facilities around the world are in locations that may be impacted by the physical impacts of climate change and we could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to and mitigate the effects of climate change. We are not able to reasonably predict the future materiality of any potential losses or costs associated with the effects of climate change.
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
Aircraft fuel is critical to the Company's operations and is one of our largest operating expenses. During the year ended December 31, 2025, the Company's fuel expense was approximately $11.4 billion. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and shared delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of its vendors and service providers to maintain supply integrity. While the Company plans for long-term fuel demand to support its strategic growth plan, it depends on securing adequate fuel supply for future needs at cost competitive rates and the timely completion of planned infrastructure investments. Consequently, the Company can neither predict nor guarantee the continued timely or adequate availability of aircraft fuel throughout the Company's system.
Aircraft fuel has historically been the Company's most volatile operating expense due to the highly unpredictable nature of market prices for fuel. The Company generally sources fuel at prevailing market prices, which have historically fluctuated substantially in short periods of time and continue to be volatile due to a multitude of unpredictable factors beyond the Company's control, including changes in global crude oil prices, closely related diesel prices, regional balances between aircraft fuel supply and demand, natural disasters, weather events, regional fuel inventory levels and availability and cost of oil refining and transportation infrastructure. Prices of aircraft fuel are also impacted by indirect factors, such as geopolitical events, economic growth indicators, strength of the U.S. dollar, fiscal/monetary policies, sanctions and tariffs that impede the global flow of oil and refined products, fuel tax policies, changes in regulations, environmental concerns and degree of financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, can potentially drive rapid changes in fuel prices in short periods of time. Rising fuel prices can also lead to constraints on the Company's regional partners, reduced capital available for other spending or other outcomes that could adversely impact the Company.
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
The Company does not currently hedge the market price of its future fuel requirements. However, to the extent the Company decides to start a hedging program to hedge a portion of its future fuel requirements, such hedging program may not be successful in mitigating higher fuel costs and any price protection provided may be limited due to the choice of hedging instruments and market conditions, including the breakdown of correlation between any such hedging instrument and the market price of aircraft fuel and failure of hedge counterparties. To the extent that the Company decides to use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit the Company's ability to benefit fully from lower fuel prices in the future. If fuel prices decline significantly from the levels existing at the time the Company enters into a hedge contract, the Company may be required to post collateral (margin) beyond certain thresholds. There can be no assurance that any such hedging arrangements would provide any particular level of protection against rises in fuel prices or that the counterparties to any such hedging arrangements would be able to perform. Additionally, deterioration in the Company's financial condition could negatively affect its ability to enter into hedge contracts in the future.
The Company has a significant amount of financial leverage from fixed obligations and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.
The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured bonds, secured and unsecured loan facilities and other facilities, and other material cash obligations. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines. If the Company's liquidity is materially diminished, the Company's substantial level of indebtedness, the Company's non-investment grade credit ratings and the lack of availability of Company assets as collateral for loans or other indebtedness may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all, and the Company may not be able to timely pay its leases and debts or comply with material provisions of its contractual obligations, including covenants under its financing and credit card processing agreements.
In addition to the foregoing, the degree to which we are leveraged could have important consequences to holders of our securities, including the following: we must dedicate a substantial portion of cash flow from operations to the payment of principal and interest on applicable indebtedness, which, in turn, reduces funds available for operations and capital expenditures; our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited; we may be at a competitive disadvantage relative to our competitors with less indebtedness; we are rendered more vulnerable to general adverse economic and industry conditions; we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates; and our credit ratings may be reduced and our debt and equity securities may significantly decrease in value.
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
As of December 31, 2025, UAL reported consolidated U.S. federal net operating loss ("NOL") carryforwards of approximately $10.6 billion. The Company's ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods and, as a result, certain of the Company's NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full. In addition, the Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Potential future transactions involving the sale or issuance of UAL common stock may increase the possibility that the Company will experience a future "ownership change" under Section 382. Such transactions may include the conversion of any future convertible debt, the repurchase of any debt with the Company's common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of UAL common stock, or a combination of the foregoing.
The Company has established a tax benefits preservation plan (the "Plan") in order to preserve the Company's ability to use its NOLs and certain other tax attributes to reduce potential future income tax obligations, which expires December 4, 2026. The Plan is designed to reduce the likelihood that the Company experiences an "ownership change" by deterring certain acquisitions of Company securities. There is no assurance, however, that the deterrent mechanism in the Plan will be effective, and such acquisitions may still occur. In addition, the Plan may adversely affect the marketability of UAL common stock by discouraging existing or potential investors from acquiring UAL common stock or additional shares of UAL common stock because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of UAL common stock would suffer substantial dilution of its ownership interest in the Company.
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
The closing price for our common stock has varied between a high of $116.02 and a low of $56.15 in the year ended December 31, 2025. Volatility in the market price of our common stock may prevent holders from selling shares at or above the prices paid for them. The market price of our common stock could fluctuate significantly for various reasons which include: changes in the prices or availability of oil or jet fuel; our quarterly or annual earnings or those of other companies in our industry; changes in our earnings or recommendations by research analysts who track our common stock or the stock of other airlines; the public's reaction to our press releases, our other public announcements and our filings with the SEC; changes in the competitive landscape for the airline industry, including any changes resulting from industry consolidation whether or not involving the Company; an accident, catastrophe or incident involving an aircraft that the Company operates; mandatory grounding of an aircraft that the Company operates; changes in general conditions in the United States and global economies, financial markets or airline industries, including those resulting from changes in fuel prices or fuel shortages, war, incidents of terrorism, pandemics, geopolitical conflicts or responses to such events; our liquidity position; the sale of substantial amounts of our common stock; and the other risks described in these "Risk Factors."
The Company's operating results fluctuate due to seasonality and other factors associated with the airline industry, many of which are beyond the Company's control.
Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company's operating results have historically reflected this seasonality and have also been impacted by numerous other factors that are not necessarily seasonal, including, among others, extreme or severe weather, outbreaks of disease, public health issues (such as the COVID-19 pandemic) and associated government restrictions and regulations, ATC congestion, geological events, political instability, terrorism, natural disasters, changes in the competitive environment due to industry consolidation, tax obligations, general economic conditions and other factors, as well as related consumer perceptions. Such factors have adversely affected, and could in the future continue to adversely affect, the Company. As a result, the Company's quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
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
As part of our capital deployment program, in the fourth quarter of 2024, the Board authorized a share repurchase program. The Company believes the price of its stock should reflect expectations that the share repurchase program will be fully consummated. However, the program does not obligate us to purchase any specific dollar amount or to acquire any specific number of shares of UAL common stock. The specific timing and amount of any share purchases will depend on the capital needs of the business, the market price of UAL common stock, general market conditions, securities law limitations and other factors. Our future repurchases of UAL common stock, if any, may be limited, suspended or discontinued at any time at our discretion and without prior notice, which could adversely affect our stock price. We, therefore, cannot guarantee that the share repurchase program will enhance long-term stockholder value.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Board and Management Oversight of Cybersecurity Risks
The Company considers management of cybersecurity and digital risk as essential for enabling its success. The Audit Committee (the "Audit Committee") of the Board provides oversight of the Company's risk assessment and risk management policies and strategies with respect to significant business risks, including cybersecurity and digital risk. On a regular basis, the Audit Committee reviews reports from the Company's Chief Information Security Officer ("CISO")—as well as its Chief Information Officer, Chief Risk Officer, Chief Legal Officer and Chief Compliance Officer—regarding the Company's processes for assessing, identifying and managing of cybersecurity risks, including when applicable, notable cybersecurity threats or incidents impacting the aviation sector and the Company; results of independent third-party assessments of the Company's cybersecurity program; key metrics, capabilities, resourcing and strategy regarding the Company's cybersecurity program; and updates related to cybersecurity regulatory developments. The Chair of the Audit Committee regularly reports its activities—including those related to cybersecurity risks—to the Board and, as necessary, recommends actions to the Board that the Audit Committee deems appropriate.
The CISO leads the Company's Cybersecurity and Digital Risk ("CDR") organization, which oversees the Company's approach to prevent, detect, mitigate and remediate cybersecurity and digital risk. The Company's current CISO has extensive technology and risk management experience in critical infrastructure sectors, including aviation, and is certified as a boardroom Qualified Technology Expert by the Digital Directors Network. She has served on the U.S. President's National Infrastructure Advisory Council, examining and providing recommendations related to cross-sector critical infrastructure security and resilience. She currently serves on the board of directors of the Internet Security Alliance, is currently a member of the Cybersecurity Council at Airlines for America (and has served as its Chair) and is currently a member of the board of directors of the Aviation Information Sharing and Analysis Center (A-ISAC). The Company's CDR organization includes teams focusing on cyber defense, identity and digital trust, secure product solutions and aircraft cybersecurity operations. These teams include individuals with a variety of cybersecurity expertise, including expertise in penetration testing; application cybersecurity; product cybersecurity; cloud cybersecurity; infrastructure cybersecurity; cybersecurity engineering and architecture; identity and access management; vulnerability and asset management; cybersecurity threat intelligence; cybersecurity regulatory compliance; digital fraud; digital trust; incident response; insider threat assessment; and aircraft cybersecurity.
The Company's senior leadership—including across the Company's safety, legal, government affairs, operations, aviation security, finance, communications and digital technology organizations as well as others when appropriate—support the CDR organization and contribute to the management of cybersecurity and digital risk by attending regular cybersecurity risk reviews and participating in cybersecurity exercises.
Cybersecurity Risk Management and Strategy
Managing cybersecurity and digital risk is a significant part of the Company's overall strategy for safely operating its business. The Company has developed a risk-based cybersecurity and digital risk management strategy. This risk-based strategy is informed by guiding principles from industry standard cybersecurity and risk management frameworks—such as those published by the National Institute of Standards and Technology—and industry-recognized practices to protect the confidentiality, integrity and availability of the Company's information technology systems and data. The Company is also subject to extensive cybersecurity regulation, including but not limited to those regulations overseen by the FAA, TSA, and DOT. This risk-based framework is also integrated into the Company's Enterprise Risk Management ("ERM") process that is subject to oversight by the Board. Cybersecurity risks are one of the key risks regularly evaluated, assessed and monitored as part of the Company's overall ERM process.
As part of its risk-based strategy, the Company maintains appropriate technical and organizational measures and regularly reviews the appropriateness of those controls based on changes to the technical or regulatory environment to protect as well as minimize threats to the Company's information; the information of the Company's customers, suppliers and other third parties; the Company's information systems; the Company's business operations; and the Company's services. The Company also regularly incorporates cybersecurity awareness training into employee communications, engagement and training activities. The Company participates in various information-sharing organizations to timely share and receive threat information, thereby improving the collective defense of the aviation, retail and hospitality and other critical infrastructure sectors. The Company regularly seeks opportunities to improve its capabilities, including through cybersecurity trainings and skill-development programs for its CDR organization members.
The Company utilizes a variety of third parties, as appropriate, in connection with its cybersecurity risk management. The Company employs these third-party cybersecurity companies to add capacity or expertise when necessary. Additionally, internal audits, security maturity assessments, security attestations and certifications, security testing and post-remediation reviews of the Company's cybersecurity program are periodically conducted by independent third-party service provides to identify areas of potential weakness and for continued improvement as well as to ensure ongoing compliance with regulatory requirements to which we are subject. In addition, the Company actively engages with intelligence agencies, law enforcement and advocacy and industry groups.
The Company is subject to cybersecurity risks related to its business partners and third-party service providers, as further detailed under the heading "Increasing privacy, data security and cybersecurity obligations or a significant data breach may adversely affect the Company's business" included as part of the risk factor disclosures in Part I, Item 1A. of this report. To assess these risks, the Company considers the impact of third-party incidents as part of its cybersecurity incident response processes. The Company also conducts evaluations of key suppliers based on risk and seeks to incorporate appropriate security standards to address the risk. In addition, the Company regularly monitors the external cybersecurity posture of select third parties through various service providers.
The Company strives to design and implement technical and organizational controls comprehensively, consistently and effectively as intended to protect the confidentiality, integrity or availability of systems and data. However, because the Company utilizes a risk-based strategy, based on professional judgment and analysis of the risks, it is possible that the Company may underappreciate or not recognize specific risks and may fail to fully implement the necessary technical and organizational controls. Moreover, even well designed and implemented security controls may not eliminate the occurrence of cybersecurity incidents.
Cybersecurity Incident Management
The CDR organization monitors the Company's information systems to prevent, detect, mitigate and remediate cybersecurity threats. The CDR organization uses a variety of prevention and detection tools and other resources to monitor cybersecurity vulnerabilities and identify potential cybersecurity incidents. When a cybersecurity incident is identified, the CDR organization's incident response team engages with the appropriate subject matter experts, the relevant management of impacted organization(s) and others to analyze, contain, eradicate, mitigate and recover from the incident as applicable. When appropriate, during the incident response process, the CISO, the CDR organization's leadership and the Company's Chief Legal Officer may be informed and consulted and if deemed necessary, incidents may be escalated for review by the Senior Leader Crisis Team, which consists of cross-functional leaders of the Company. The Company maintains a process in which a subgroup of the Company's Disclosure Council makes a recommendation regarding the materiality of certain cybersecurity incidents to the full Disclosure Council and, if determined to be material, subsequently to the Audit Committee. Additionally, the CDR organization has frequent operating rhythms to, among other things, review cybersecurity incidents and track the progress of cybersecurity initiatives.
The Company faces risks from network disruptions, cybersecurity threats (including as a result of any cybersecurity incident) and other efforts to compromise its services and underlying infrastructure that could have a material adverse effect on or are reasonably likely to materially adversely affect—individually or in the aggregate—its business strategy, results of operations, financial condition, cash flows or reputation. To the Company's knowledge, based on information available as of December 31, 2025 and through the date of this filing, such risks did not have a material adverse effect on the Company in the last three fiscal years. However, from time to time the Company has experienced and expects to continue to face increasing cybersecurity risks as well as potential network disruptions—whether directly or through its supply chain or other channels—in the normal course of its business. For more information about the cybersecurity-related risks that the Company faces, see the risks detailed under the headings "The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems could materially harm its business or business strategy" and "Increasing privacy, data security and cybersecurity obligations or a significant data breach may adversely affect the Company's business" included as part of the Company's risk factor disclosures in Part I, Item 1A. of this Form 10-K.

ITEM 2.    PROPERTIES.
Fleet. As of December 31, 2025, United's mainline and regional fleets consisted of the following:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
777-300ER	22	22	—	350	8.0
777-200ER	55	54	1	276-362	25.8
777-200	19	19	—	364	28.5
787-10	21	21	—	318	5.2
787-9	48	48	—	257	6.7
787-8	12	12	—	243	12.5
767-400ER	16	16	—	231	24.3
767-300ER	37	37	—	167-203	29.8
757-300	21	21	—	234	23.3
757-200	40	39	1	176	28.9
737 MAX 9	120	76	44	179	2.9
737 MAX 8	123	107	16	166	2.4
737-900ER	136	136	—	179	13.0
737-900	12	12	—	179	24.3
737-800	141	130	11	166	21.8
737-700	40	38	2	126	26.8
A321neo	59	51	8	200	0.9
A320-200	68	68	—	150	25.7
A319-100	76	51	25	126	23.9
Total mainline	1,066	958	108		15.3

Aircraft Type	Total	Owned	Owned or Leased by Regional Carrier	Regional Carrier Operator	Number of Aircraft	Seats in Standard Configuration
Regional:
E175	241	117	124	SkyWest Mesa Republic	119 60 62	70/76
E170	4	—	4	Republic	4	70
CRJ700	10	—	10	SkyWest	10	70
CRJ550	80	20	60	GoJet SkyWest	54 26	50
CRJ200	30	—	30	SkyWest	30	50
ERJ145XR	59	59	—	CommuteAir	59	50
Total regional	424	196	228
In addition to the aircraft presented in the table above, United owned the following regional aircraft as of December 31, 2025:
• 29 ERJ145XRs that are temporarily grounded; and
• Two CRJ700s awaiting conversion to CRJ550s.

Firm Order and Option Aircraft. As of December 31, 2025, United had firm commitments to purchase aircraft from Boeing and Airbus presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	2026	2027	After 2027	2026	2027	After 2027
787	150	48	9	93	20	26	104
737 MAX 9	103	103	—	—	76	27	—
737 MAX 10	167	3	44	120	—	21	146
A321neo	119	18	1	100	16	3	100
A321XLR	50	8	26	16	8	16	26
A350	45	—	—	45	—	—	—
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United.
The aircraft listed in the table above are scheduled for delivery through 2034. The amount and timing of the Company's future capital commitments could change to the extent that: (i) the Company and the aircraft manufacturers, with whom the Company has existing orders for new aircraft, agree to modify (or further modify) the contracts governing those orders; (ii) rights are exercised pursuant to the relevant agreements to cancel deliveries or modify the timing of deliveries; or (iii) the aircraft manufacturers are unable to deliver in accordance with the terms of those orders.
See Note 12 to the financial statements included in Part II, Item 8 of this report for additional information.
Facilities. United has major terminal facility leases at SFO, IAD, ORD, LAX, DEN, EWR, IAH and GUM. United leases gates, hangar sites, terminal buildings and other airport facilities in the municipalities it serves with lease expiration dates ranging from 2026 through 2057. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company having financial responsibility for maintenance, insurance and other facility-related expenses and services.
United also maintains administrative, catering, cargo, training, maintenance and other facilities to support its operations in the cities it serves. United's leases for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston expire from 2029 through 2033.
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
Holders of Common Stock
As of February 5, 2026, there were 4,218 holders of record of UAL common stock.
The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by Computershare Investor Services, our transfer agent, and does not include holders of shares in "street name" or other holders identified in security position listings maintained by depository trust companies.
Dividend Policy
There were no cash dividend payments during the year ended December 31, 2025 and we do not expect to pay cash dividends in the foreseeable future. Future decisions to pay cash dividends continue to be at the discretion of the Board and will be dependent on our profitability expectations, net income, operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to the Company's repurchases of UAL common stock during the quarter ended December 31, 2025:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	(a) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions)
October 1 - 31	75,844	$96.89	75,844	$803
November 1 - 30	149,835	94.91	149,835	789
December 1 - 31	58,919	107.61	58,919	782
Total	284,598		284,598

(a) On October 15, 2024, the Company announced that its Board authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and Warrants, subject to a limit of $500 million in the aggregate through 2024. As of February 5, 2026, the dollar value of the shares that may yet be purchased under the program is approximately $0.8 billion. See Note 3 to the financial statements included in Part II, Item 8 of this report for additional information on the share repurchase program.

(b) Average price paid per share is calculated on a settlement basis and excludes commission and taxes.

Recent Sale of Unregistered Securities and Use of Proceeds
The Company did not sell any securities that were not registered under the Securities Act during the period covered by this report that have not been previously disclosed on a Form 10-Q or Form 8-K.
Stock Performance Graph
The following graph compares the cumulative total stockholder return during the period from December 31, 2020 to December 31, 2025 of UAL common stock to the Standard and Poor's 500 Index ("SPX") and the NYSE Arca Airline Index ("XAL"). The comparison assumes $100 was invested on December 31, 2020 in UAL common stock and in each of the foregoing indices and assumes that all dividends were reinvested.
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
This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's 2024 Annual Report.
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
We are the largest airline measured by available seat miles in the world, helping to connect around 181 million passengers to more than 380 destinations across six continents. The Company remains focused on delivering on four strategic pillars, which it believes has helped, and will continue, to differentiate United from the rest of the industry:
•United Next: In 2025 we continued to make progress with our United Next plan to align our network and product with the potential of our hubs while remaining focused on protecting the safety of our employees and customers and providing a superior customer experience. United Next aims to increase customer choice and win brand-loyal customers by offering a diversity of products ranging from Basic Economy to Polaris and growing our leading global network, which the Company expects will lead to diverse revenue streams for the Company. As part of our United Next growth plan, we expect to take delivery of over 630 new narrow- and widebody aircraft by the end of 2034. The new aircraft that the Company has taken delivery of to date have increased our gauge, scale, and connectivity, as well as improved the Company's fuel efficiency. Other key highlights of our United Next plan include:
–increasing our employee headcount by more than 38,000 employees since 2020;
–surpassing 530 new and retrofit aircraft featuring our signature interior with bigger bins, seatback screens at every seat and Bluetooth connectivity;
–expanding our leading global network to destinations like Nuuk, Greenland; Ulaanbaatar, Mongolia; Faro, Portugal; Puerto Escondido, Mexico; Palermo, Italy; Bilbao, Spain; and Madeira Island, Portugal;
–launching Kinective MediaSM (the first media network that uses insights from travel behaviors to connect customers to personalized advertising, experiences and offers from leading brands);
–bringing Starlink's Wi-Fi service (the world's fastest, most reliable Wi-Fi in the sky) to our United Express regional aircraft and beginning installation on our mainline aircraft; and
–making significant technology changes that empower our employees and improve the customer experience.
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

Economic and Market Factors
We remain vulnerable to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic and market factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the execution and effect of our business strategies, including our United Next plan; supply chain constraints and related costs affecting us and our partners; volatile fuel prices; increasing maintenance expenses; and an economic downturn leading to a decrease in demand for air travel or fluctuations in foreign currency exchange rates that may impact international travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors.
Governmental Actions
We operate in complex, highly regulated environments in the U.S., the European Union, the United Kingdom and other regions around the world. Legal requirements that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the closure of our flying airspace and termination of other operations due to regional conflicts; delays in aircraft certification (especially relating to the 737 MAX 10 aircraft); an extended federal government shutdown as well as any other budgetary decisions limiting or delaying government spending or reducing staffing of government agencies with which we interact routinely; any legal requirement that would result in a reshaping of the benefits that we provide to our consumers through our loyalty program or the co-branded credit cards issued by our partner; the effect of any potential changes in trade tariffs that we are unable to mitigate; and certain rules and regulations proposed by the DOT that would impose additional costs and operational restrictions on airlines. The impact of changing and new legal requirements generally cannot be reasonably predicted and those requirements may ultimately require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures.
Results of Operations
Select financial data and operating statistics are provided in the tables below:

(in millions)	2025	2024	2023
Operating revenue	$59,070	$57,063	$53,717
Operating expense	54,356	51,967	49,506
Operating income	4,713	5,096	4,211
Nonoperating expense, net	(408)	(928)	(824)
Income before income taxes	4,306	4,168	3,387
Income tax expense	953	1,019	769
Net income	$3,353	$3,149	$2,618

	2025	2024	2023
Passengers (thousands) (a)	181,053	173,603	164,927
Revenue passenger miles ("RPMs") (millions) (b)	271,619	258,503	244,435
Available seat miles ("ASMs"or "capacity") (millions) (c)	330,284	311,185	291,333
Cargo revenue ton miles (millions) (d)	3,626	3,604	3,159
Passenger load factor (e)	82.2%	83.1%	83.9%
Passenger revenue per available seat mile ("PRASM") (cents)	16.18	16.66	16.84
Total revenue per available seat mile ("TRASM") (cents)	17.88	18.34	18.44
Average yield per revenue passenger mile ("Yield") (cents) (f)	19.67	20.05	20.07
Cost per available seat mile ("CASM") (cents)	16.46	16.70	16.99
Average price per gallon of fuel, including fuel taxes	$2.44	$2.65	$3.01
Fuel gallons consumed (millions)	4,663	4,444	4,205
Average stage length (miles) (g)	1,488	1,490	1,479
Employee headcount, as of December 31	113,200	107,300	103,300
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
(g)The average distance a flight travels weighted for size of aircraft.

Operating Revenue. The table below illustrates the year-over-year percentage change in the Company's operating revenues for the years ended December 31 (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change
Passenger revenue	$53,438	$51,829	$1,609	3.1
Cargo	1,779	1,743	36	2.1
Other operating revenue	3,853	3,491	362	10.4
Total operating revenue	$59,070	$57,063	$2,007	3.5
The table below presents passenger revenue and select operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2024:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$610	$510	$417	$71	$1,609
Passenger revenue	2.0%	4.9%	7.5%	1.4%	3.1%
Average fare per passenger	(1.9)%	(0.8)%	(3.5)%	(2.1)%	(1.1)%
Yield	(1.8)%	(0.8)%	(1.8)%	(3.2)%	(1.9)%
PRASM	(4.1)%	(1.6)%	3.0%	(5.2)%	(2.9)%
Passengers	3.9%	5.8%	11.3%	3.6%	4.3%
RPMs	3.9%	5.7%	9.4%	4.8%	5.1%
ASMs	6.3%	6.6%	4.3%	7.0%	6.1%
Passenger load factor (points)	(1.9)	(0.7)	3.7	(1.7)	(0.9)
Passenger revenue increased $1.6 billion, or 3.1%, in 2025 as compared to 2024, primarily due to a 6.1% increase in capacity as well as a 4.3% increase in passengers.
Other operating revenue increased $362 million, or 10.4%, in 2025 as compared to 2024, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., as well as increases in the purchases of United Club memberships.

Operating Expense. The table below includes data related to the Company's operating expense for the years ended December 31 (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change (a)
Salaries and related costs	$17,647	$16,678	$969	5.8
Aircraft fuel	11,396	11,756	(360)	(3.1)
Landing fees and other rent	3,849	3,437	412	12.0
Aircraft maintenance materials and outside repairs	3,294	3,063	231	7.5
Depreciation and amortization	2,939	2,928	11	0.4
Regional capacity purchase	2,693	2,516	177	7.0
Distribution expenses	2,109	2,231	(122)	(5.5)
Aircraft rent	252	193	59	30.4
Special charges	259	112	147	NM
Other operating expenses	9,919	9,053	866	9.6
Total operating expenses	$54,356	$51,967	$2,389	4.6
(a) NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $969 million, or 5.8%, in 2025 as compared to 2024, primarily due to increased pay as a result of the increase in flight activity, an increase in headcount of approximately 5.5%, and an increase in pay rates and benefits for eligible employee groups.
Aircraft fuel expense decreased $360 million, or 3.1%, in 2025 as compared to 2024, primarily due to a lower average price per gallon of fuel, partially offset by increased consumption from increased flight activity.
Landing fees and other rent increased $412 million, or 12.0%, in 2025 as compared to 2024, primarily due to rate increases at various airports, terminal expansions and other increases in the number of airport gates, and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs costs increased $231 million, or 7.5%, in 2025 as compared to 2024, primarily due to higher volumes of engine overhauls and component part repairs as well as increased cost of materials due to increased flight activity.
Regional capacity purchase costs increased $177 million, or 7.0%, in 2025 as compared to 2024, primarily due to an approximately 9% increase in regional flight activity as well as increases in contractual rates.
Distribution expenses decreased $122 million, or 5.5%, in 2025 as compared to 2024, primarily due to a change in the mix of sales channels as well as the refinement of assumptions used in determining our credit card fees expense.
Aircraft rent increased $59 million, or 30.4%, in 2025 as compared to 2024, primarily due to an increase in new aircraft leases compared to the prior year.
For details on the Company's Special Charges, see Note 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Other operating expenses increased $866 million, or 9.6%, in 2025 as compared to 2024, primarily due to an increase in flight activity and on-board passengers, including increased costs for on-board catering, ground handling and passenger services, crew-related expenses, as well as expenditures related to information technology projects and services.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2025	2024	Increase (Decrease)	% Change
Interest expense	$(1,373)	$(1,629)	$(256)	(15.7)
Interest income	611	726	(115)	(15.9)
Interest capitalized	206	227	(21)	(9.3)
Unrealized gains (losses) on investments, net	4	(199)	203	NM
Miscellaneous, net	144	(53)	197	NM
Total nonoperating expense, net	$(408)	$(928)	$(520)	(56.1)
Interest expense decreased $256 million, or 15.7%, in 2025 as compared to 2024, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization and a reduction in the average cost of debt.
Interest income decreased $115 million, or 15.9%, in 2025 as compared to 2024, primarily due to lower interest rates and lower levels of cash and short-term investments. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information.
Unrealized gains (losses) on investments, net was $4 million in unrealized gains, net in 2025 as compared to $199 million in unrealized losses, net in 2024, primarily due to the change in the fair value of the Company's investments in equity securities. See Notes 9 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.
Miscellaneous, net changed by $197 million in 2025 as compared to 2024, primarily due to $128 million of debt extinguishment and modification fees in the year-ago period as compared to $20 million in 2025, foreign exchange gains recorded in the current period as compared to losses in the year-ago-period and an increase in the benefit from the Company's net periodic benefit cost of its pensions and postretirement benefit plans. See Notes 10 and 13 to the financial statements included in Part II, Item 8 of this report for additional information on the debt prepayments and refinancing.
Income Taxes. See Note 7 to the financial statements included in Part II, Item 8 of this report for information related to income taxes.
Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to stockholders through potential share repurchases. As of December 31, 2025, the Company had $12.2 billion in unrestricted cash, cash equivalents and short-term investments as compared to approximately $14.5 billion as of December 31, 2024. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations. We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements (including in connection with our capital commitments for our firm order aircraft and any changes to such commitments), planned UAL common stock or Warrant purchases under our share repurchase program and future investments or acquisitions in order to maximize stockholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our liquidity and capital structure to efficiently manage financial risks, liquidity access and cost of capital.
The Company has a $3.0 billion revolving credit facility as of December 31, 2025. The revolving credit facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the revolving credit facility as of December 31, 2025.
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
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of December 31, 2025, the Company had approximately $31.0 billion of debt, finance lease, operating lease and other financial liabilities, including $5.1 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit our ability under certain circumstances to create liens on collateral, make certain dividends, stock repurchases, restricted investments and other restricted payments, and consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. Our debt agreements also contain events of default customary for similar financings including, in certain cases, cross-payment default and cross-acceleration to other material indebtedness. Certain of our debt agreements contain financial covenants that require the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, certain liquid and short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding debt secured by such collateral on a senior basis of 1.6 to 1.0, tested semi-annually. As of December 31, 2025, UAL and United were in compliance with their respective debt covenants under these agreements. As of December 31, 2025, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing and other debt instruments.
On February 2, 2026, UAL issued, in a public offering, $1,000,000,000 principal amount of its 5.375% Senior Notes due 2031 (the "2031 Notes"), which are guaranteed by United. The 2031 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 5.375% per annum, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2026 and maturing on March 1, 2031. UAL, at its option, may redeem the 2031 Notes at any time prior to September 1, 2030, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2031 Notes to be redeemed and (2) a make-whole amount, if any, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. At any time on or after September 1, 2030, UAL may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.
On February 3, 2026, the Company entered into Amendment No. 4 to Term Loan Credit and Guaranty Agreement that lowered the margin on its interest rate from 2.00% to 1.75%, in the case of Term SOFR Rate (as such term is defined in the Term Loan Credit and Guaranty Agreement, dated as of April 21, 2021, as amended) loans, and from 1.00% to 0.75%, in the case of loans at other market rates.
On February 6, 2026, UAL issued, in a public offering, $1,000,000,000 principal amount of its 4.875% Senior Notes due 2029 (the "2029 Notes"), which are guaranteed by United. The 2029 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 4.875% per annum, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2026 and maturing on March 1, 2029. UAL, at its option, may redeem the 2029 Notes at any time prior to December 1, 2028, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed and (2) a make-whole amount, if any, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. At any time on or after December 1, 2028, UAL may redeem the 2029 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.
For 2026, the Company expects less than $8.0 billion of adjusted capital expenditures, in light of certain aircraft delivery delays. Adjusted capital expenditures is a financial measure not calculated in accordance with generally accepted accounting principles ("GAAP"). It is calculated as capital expenditures, net of flight equipment purchase deposit returns, plus property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities and operating leases converted to finance leases. We are not providing a target for or a reconciliation to capital expenditures, net of flight equipment purchase deposit returns, the most directly comparable GAAP measure, because we are not able to predict non-cash capital expenditures without unreasonable efforts, and therefore we also are not able to determine the probable significance of such items. We believe that adjusting capital expenditures for assets acquired through the issuance or modification of debt, finance leases and other financial liabilities as well as operating to finance lease conversions is useful to investors in order to appropriately reflect the total amounts spent on capital expenditures. The Company's estimate for aircraft expenditures reflects its current assumptions regarding delayed aircraft deliveries. See Item 2. Properties in Part I of this report and Note 12 to the financial statements included in Part II, Item 8 of this report for additional information on commitments, including aircraft expenditures reflecting contractual delivery dates without adjustment for expected delays. The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.

Sources and Uses of Cash
The following table summarizes our cash flow for the years ended December 31 (in millions):

	2025	2024	2023
Total cash provided by (used in):
Operating activities	$8,431	$9,445	$6,911
Investing activities	(6,350)	(2,651)	(6,106)
Financing activities	(4,945)	(4,182)	(1,892)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,865)	$2,612	$(1,087)

See the Statements of Consolidated Cash Flows included in Part II, Item 8 of this report for additional information.
Operating Activities. Cash flows provided by operating activities for 2025 were $1.0 billion lower than 2024 primarily due to operating income decrease period-over-period and a net change in various working capital items, most notably $0.3 billion related to pension contributions in 2025.
Investing Activities. Cash flows used in investing activities increased $3.7 billion in 2025 as compared to the year-ago period mainly related to approximately $3.3 billion higher net activity in purchases and sales of short-term and other investments, as well as a $0.3 billion increase in capital expenditures.
Financing Activities. Significant financing events in 2025 were as follows:
Debt, Finance Lease and Other Financial Liability Principal Payments. During 2025, the Company made payments for debt, finance leases, and other financial liabilities of $4.8 billion, including the $1.52 billion prepayment of the outstanding principal balance of its MileagePlus senior secured notes.
Debt Issuances. In 2025, the Company raised:
~~•~~$539 million through the issuance of debt for new aircraft financings
•$258 million of debt to finance the construction of a maintenance, repair and overhaul complex at Orlando International Airport.
See Note 10 and Note 11 to the financial statements included in Part II, Item 8 of this report for additional information on aircraft financing.
Share Repurchases. On October 15, 2024, the Company's Board authorized a new share repurchase program, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock. In 2025, the Company repurchased 8.1 million shares of UAL common stock at an average price of $78.75 for a total investment of approximately $640 million as part of the share repurchase program. As of February 5, 2026, the dollar value of shares that may yet be purchased under the program is approximately $0.8 billion. See Note 3 to the financial statements included in Part II, Item 8 of this report for additional information on the share repurchase program.
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
•$2.5 billion under the new term loan facility;
•$1.4 billion through the issuance of equipment notes (the "2024 Equipment Notes") secured by 48 Boeing aircraft delivered new from the manufacturer from October 2010 to December 2023; and
•$2.2 billion through the issuance of debt, not including the 2024 Equipment Notes, and other financial liabilities on aircraft.

Share Repurchases. During the quarter ended December 31, 2024, the Company repurchased 997,076 shares of UAL common stock at an average price of $81.26 for a total investment of approximately $81 million as part of the share repurchase program.
For additional information regarding these Liquidity and Capital Resource matters, see Notes 10, 11 and 12 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company's statements of consolidated cash flows. For a discussion of the Company's sources and uses of cash in 2024 as compared to 2023, see "Liquidity and Capital Resources" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB+	Ba1	BB+
United	BB+	*	BB+
*The credit agency does not issue corporate credit ratings for subsidiary entities.
The Company has been able to secure financing with investment grade credit ratings for certain enhanced equipment trust certificates ("EETCs"), term loans and secured bond financings. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Currently Moody's and Fitch have assigned the Company a stable outlook and S&P a positive outlook.
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
The table below provides a summary of the Company's current and long-term material cash requirements as of December 31, 2025 (in billions):

	2026	2027	2028	2029	2030	After 2030
Long-term debt and related interest (a)	$5.0	$2.8	$2.6	$3.6	$3.0	$9.0
Finance leases	0.1	0.2	0.1	—	—	—
Operating leases (b)	0.9	1.1	0.9	0.7	0.8	3.6
Leases not yet commenced (c)	0.2	0.3	0.5	0.5	0.5	4.6
Other financial liabilities	0.4	0.6	0.2	0.2	0.2	2.7
Regional CPAs (d)	2.9	2.9	2.8	2.3	1.9	6.2
Postretirement benefit payments and pension funding (e)	0.3	0.3	0.2	0.2	0.2	0.3
Capital and other purchases (f)	12.6	5.6	7.4	9.0	8.7	13.8
Total	$22.4	$14.0	$14.7	$16.5	$15.2	$40.2
(a)Long-term debt presented in the Company's financial statements is net of $117 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Cash requirements do not include the debt discount, premiums and debt issuance costs. Future interest payments on variable rate debt were computed using the rates as of December 31, 2025.

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
(e)Amounts represent postretirement benefit payments and an estimate of the minimum funding requirements as determined by government regulations for United's U.S. pension plans through 2035. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plans and bond rates. Postretirement benefit payments approximate plan contributions as plans are substantially unfunded. See Note 8 to the financial statements included in Part II, Item 8 of this report for additional information on these benefit plans.
(f)Represents contractual commitments for firm order aircraft, spare engines and other purchase commitments. See Note 12 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.
The Company has significant financial obligations and guarantees that could impact its future cash flow. As of December 31, 2025, the Company has $502 million in letters of credit and surety bonds with expiration dates through 2036, some of which are cash collateralized. Additionally, United is involved in fuel consortia at major airports, which help reduce fuel distribution and storage costs. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through various debt obligations. The Company has indirect guarantees for approximately $2.9 billion in loans secured by fuel facility leases in which United participates, with a contingent exposure of about $513 million. These indirect guarantees are set to expire between 2027 and 2056. The Company's contingent exposure could increase in the future if the participation of other air carriers in such fuel consortia decreases. See Note 12 to the financial statements included in Part II, Item 8 of this report for more information related to these guarantees and increased cost provisions.
Critical Accounting Policies
Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. See Note 1 and Note 2 to the financial statements included in Part II, Item 8 of this report for additional discussion of these estimates and other significant accounting policies. The Company has identified the following critical accounting policies that impact the preparation of the financial statements.
Frequent Flyer Accounting. As discussed in Note 2 to the financial statements included in Part II, Item 8 of this report, MileagePlus members earn miles through various travel and non-travel activities and those miles can be redeemed for free (other than taxes and government-imposed fees), discounted or upgraded air travel and non-travel awards.
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
United accounts for payments received under the Co-Brand Agreement by allocating them to the separately identifiable performance obligations based on management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which United would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, United determines the estimated selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement, at the inception of the contract, in order to determine the allocation of proceeds to each of the components to be delivered.
Pension plans. As discussed in Note 8 to the financial statements included in Part II, Item 8 of this report, United maintains various defined benefit pension plans for certain employees. The most critical assumptions impacting our defined benefit pension plan obligation and expenses are the weighted average discount rate and the expected long-term rate of return on the plan assets.
As of January 1, 2026, the Company assumed that its plans' assets would generate a long-term rate of return of 8.07%. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets for these plans is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.
The Company's weighted average discount rate to determine its benefit obligations as of December 31, 2025 was 5.62%. The Company selected the 2025 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flows to match projected benefit payments.
The table below shows the 2026 net periodic benefit cost and the impacts of a change in certain assumptions on 2026 net periodic benefit cost and the benefit obligations at December 31, 2025 (in millions):

Pension Benefits
2026 Net Periodic Benefit Cost	$67

Impact on Benefit Obligation at December 31, 2025
100 basis points decrease in the weighted average discount rate	$796

Impact on 2026 Net Periodic Benefit Cost
100 basis points decrease in the weighted average discount rate (a)	$87
100 basis points decrease in the expected long-term rate of return on plan assets	40
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; unfavorable developments affecting our MileagePlus loyalty program; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports (including as a result of government shutdowns); geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of military conflicts across the globe, as well as any escalation of the broader economic consequences of any conflicts beyond their current scope or a delay in any planned resumption of service to an area impacted by conflict); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other costs related to employee and retiree health, pension, labor or regulatory compliance costs on our operations or financial performance; any failure to recruit, hire, develop or train skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, and under "Economic and Market Factors" and "Governmental Actions" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk resulting from changes in foreign currency exchange rates and interest rates. These risks, along with other business risks, impact our cost of capital. It is our policy to manage our debt structure and foreign exchange exposure in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. In managing market risks, we may employ derivatives according to documented policies and procedures, including interest rate swaps, interest rate locks, foreign currency exchange contracts and combined interest rate foreign currency contracts (cross-currency swaps). We do not use derivatives for trading or speculative purposes. We do not foresee significant changes in the strategies we use to manage market risk in the near future. All of our financial instruments are subject to counterparty credit risk considered as part of the overall fair value measurement.
Interest Rates. Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt and interest income earned on short-term investments). The Company's policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company's interest rate market risk at December 31, 2025 (in millions):

Variable rate debt
Carrying value of variable rate debt	$8,528
Impact of 100 basis point increase on projected interest expense for the following year	63
Fixed rate debt
Carrying value of fixed rate debt	12,737
Fair value of fixed rate debt	12,734
Impact of 100 basis point increase in market rates on fair value	(342)
The Company has $8.6 billion in variable rate debt which includes increased cost provisions due to any reduced returns with respect to the loans due to any change in capital requirements or increased costs that the lenders incur in carrying these loans as a result of any change in law and $5.4 billion of these loans, from non-U.S. entities, could be affected by changes in tax laws.
A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2025 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company's interest income of approximately $140 million during 2026.
Commodity Price Risk (Aircraft Fuel). The price of aircraft fuel can significantly affect the Company's operations, results of operations, financial position and liquidity.
Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The Company's current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. A one-dollar change in the price of a barrel of aircraft fuel would change the Company's 2026 projected fuel expense by approximately $116 million.
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
The result of a uniform 1% strengthening in the value of the U.S. dollar from December 31, 2025 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $12 million for the year ending December 31, 2026. This sensitivity analysis was prepared based upon projected 2026 foreign currency-denominated revenues and expenses as of December 31, 2025.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines Holdings, Inc. (the "Company") as of December 31, 2025 and 2024, the related statements of consolidated operations, comprehensive income (loss), stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2026, expressed an unqualified opinion thereon.

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

Indefinite-lived Intangible Asset (China Route Authority) Impairment Analysis

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset’s carrying value. At December 31, 2025, the carrying value of the Company's China route authority indefinite-lived intangible asset (the China intangible asset) was $1.0 billion.

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
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of United Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the "Company") as of December 31, 2025 and 2024, the related statements of consolidated operations, comprehensive income (loss), stockholder's equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Indefinite-lived Intangible Asset (China Route Authority) Impairment Analysis

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company's China route authority, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset's carrying value. At December 31, 2025, the carrying value of the Company's China route authority indefinite-lived intangible asset (the China intangible asset) was $1.0 billion.

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

Chicago, Illinois
February 12, 2026

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating revenue:
Passenger revenue	$53,438	$51,829	$49,046
Cargo revenue	1,779	1,743	1,495
Other operating revenue	3,853	3,491	3,176
Total operating revenue	59,070	57,063	53,717
Operating expense:
Salaries and related costs	17,647	16,678	14,787
Aircraft fuel	11,396	11,756	12,651
Landing fees and other rent	3,849	3,437	3,076
Aircraft maintenance materials and outside repairs	3,294	3,063	2,736
Depreciation and amortization	2,939	2,928	2,671
Regional capacity purchase	2,693	2,516	2,400
Distribution expenses	2,109	2,231	1,977
Aircraft rent	252	193	197
Special charges	259	112	949
Other operating expenses	9,919	9,053	8,062
Total operating expense	54,356	51,967	49,506
Operating income	4,713	5,096	4,211

Nonoperating income (expense):
Interest expense	(1,373)	(1,629)	(1,956)
Interest income	611	726	827
Interest capitalized	206	227	182
Unrealized gains (losses) on investments, net	4	(199)	27
Miscellaneous, net	144	(53)	96
Total nonoperating expense, net	(408)	(928)	(824)
Income before income taxes	4,306	4,168	3,387
Income tax expense	953	1,019	769
Net income	$3,353	$3,149	$2,618
Earnings per share, basic	$10.32	$9.58	$7.98
Earnings per share, diluted	$10.20	$9.45	$7.89

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2025	2024	2023

Net income	$3,353	$3,149	$2,618

Other comprehensive income (loss), net of tax:
Employee benefit plans	(148)	247	(261)
Investments and other	8	3	24
Total other comprehensive income (loss), net of tax	(140)	250	(237)
Total comprehensive income, net	$3,214	$3,399	$2,381

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2025	2024
Cash and cash equivalents	$5,942	$8,769
Short-term investments	6,298	5,706
Receivables, net	2,391	2,163
Aircraft fuel, spare parts and supplies, net	1,556	1,572
Prepaid expenses and other	671	673
Total current assets	16,857	18,883
Operating property and equipment, net	46,121	42,908
Operating lease right-of-use assets	4,958	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,655	2,683
Investments in affiliates and other, net	1,330	1,267
Total noncurrent assets	59,591	55,200
Total assets	$76,448	$74,083
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,567	$4,193
Accrued salaries and benefits	3,900	3,289
Advance ticket sales	8,131	7,561
Frequent flyer deferred revenue	3,721	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	4,426	3,453
Current maturities of operating leases	631	467
Other	757	948
Total current liabilities	26,133	23,314
Long-term debt, finance leases, and other financial liabilities	20,562	25,203
Long-term obligations under operating leases	5,417	4,510
Frequent flyer deferred revenue	4,056	4,038
Pension and postretirement benefit liability	1,058	1,233
Deferred income taxes	2,463	1,580
Other	1,478	1,530
Total noncurrent liabilities	35,033	38,094
Commitments and Contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 323,470,682 and 327,899,771 shares at December 31, 2025 and 2024, respectively	4	4
Additional capital invested	8,911	8,980
Stock held in treasury, at cost	(3,773)	(3,377)
Retained earnings	10,092	6,880
Accumulated other comprehensive income	48	188
Total stockholders' equity	15,282	12,675
Total liabilities and stockholders' equity	$76,448	$74,083
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$3,353	$3,149	$2,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Deferred income tax	925	935	756
Depreciation and amortization	2,939	2,928	2,671
Operating and non-operating special charges, non-cash portion	13	158	84
Unrealized (gains) losses on investments	(4)	199	(27)
Amortization of debt discount and debt issuance costs	77	166	139
Other operating activities	(62)	9	6
Changes in operating assets and liabilities -
(Increase) decrease in receivables	(297)	280	(100)
Increase in prepaids and other assets	(264)	(166)	(463)
Increase (decrease) in advance ticket sales	570	857	(851)
Increase in frequent flyer deferred revenue	336	298	468
Increase in accounts payable	674	178	572
Increase in other liabilities	171	454	1,038
Net cash provided by operating activities	8,431	9,445	6,911
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,874)	(5,615)	(7,171)
Purchases of short-term and other investments	(7,763)	(5,809)	(9,470)
Proceeds from sale of short-term and other investments	7,284	8,661	10,519
Proceeds from sale of property and equipment	98	109	39
Other, net	(96)	3	(23)
Net cash used in investing activities	(6,350)	(2,651)	(6,106)
Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	578	6,139	2,388
Payments of long-term debt, finance leases and other financial liabilities	(4,771)	(10,138)	(4,248)
Repurchases of common stock	(637)	(162)	—
Other, net	(115)	(21)	(32)
Net cash used in financing activities	(4,945)	(4,182)	(1,892)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,865)	2,612	(1,087)
Cash, cash equivalents and restricted cash at beginning of year	8,946	6,334	7,421
Cash, cash equivalents and restricted cash at end of year	$6,081	$8,946	$6,334

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$1,901	$625	$761
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(25)	409	819
Operating leases converted to finance leases	417	239	295
Investment interests received in exchange for loans, goods and services	45	24	33

Cash Paid During the Period for:
Interest	$1,330	$1,494	$1,848
Income taxes	62	88	7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	326.9	$4	$8,986	$(3,534)	$1,265	$175	$6,896
Net income	—	—	—	—	2,618	—	2,618
Other comprehensive loss	—	—	—	—	—	(237)	(237)
Stock-settled share-based compensation	—	—	77	—	—	—	77
Proceeds from exercise of stock options	—	—	1	—	—	—	1
Stock issued for share-based awards, net of shares withheld for tax	1.1	—	(72)	93	(52)	—	(31)
Balance at December 31, 2023	328	4	8,992	(3,441)	3,831	(62)	9,324
Net income	—	—	—	—	3,149	—	3,149
Other comprehensive income	—	—	—	—	—	250	250
Stock-settled share-based compensation	—	—	135	—	—	—	135
Repurchase of common stock	(3.0)	—	—	(162)	—	—	(162)
Share issued for settlement of Warrants	2.0	—	(96)	150	(54)	—	—
Stock issued for share-based awards, net of shares withheld for tax	0.9	—	(51)	76	(46)	—	(21)
Balance at December 31, 2024	327.9	4	8,980	(3,377)	6,880	188	12,675
Net income	—	—	—	—	3,353	—	3,353
Other comprehensive loss	—	—	—	—	—	(140)	(140)
Stock-settled share-based compensation	—	—	142	—	—	—	142
Repurchases of common stock	(8.1)	—	—	(641)	—	—	(641)
Stock issued for settlement of Warrants	1.8	—	(99)	133	(34)	—	—
Stock issued for share-based awards, net of shares withheld for tax	1.9	—	(112)	111	(107)	—	(108)
Balance at December 31, 2025	323.5	$4	$8,911	$(3,773)	$10,092	$48	$15,282

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating revenue:
Passenger revenue	$53,438	$51,829	$49,046
Cargo revenue	1,779	1,743	1,495
Other operating revenue	3,853	3,491	3,176
Total operating revenue	59,070	57,063	53,717
Operating expense:
Salaries and related costs	17,647	16,678	14,787
Aircraft fuel	11,396	11,756	12,651
Landing fees and other rent	3,849	3,437	3,076
Aircraft maintenance materials and outside repairs	3,294	3,063	2,736
Depreciation and amortization	2,939	2,928	2,671
Regional capacity purchase	2,693	2,516	2,400
Distribution expenses	2,109	2,231	1,977
Aircraft rent	252	193	197
Special charges	259	112	949
Other operating expenses	9,917	9,050	8,059
Total operating expense	54,354	51,964	49,503
Operating income	4,716	5,099	4,214

Nonoperating income (expense):
Interest expense	(1,373)	(1,629)	(1,956)
Interest income	611	726	827
Interest capitalized	206	227	182
Unrealized gains (losses) on investments, net	4	(199)	27
Miscellaneous, net	144	(53)	96
Total nonoperating expense, net	(408)	(928)	(824)
Income before income taxes	4,308	4,171	3,390
Income tax expense	953	1,020	770
Net income	$3,355	$3,151	$2,620
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2025	2024	2023

Net income	$3,355	$3,151	$2,620

Other comprehensive income (loss), net of tax:
Employee benefit plans	(148)	247	(261)
Investments and other	8	3	24
Total other comprehensive income (loss), net of tax	(140)	250	(237)
Total comprehensive income, net	$3,215	$3,401	$2,383

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	At December 31,
ASSETS	2025	2024
Cash and cash equivalents	$5,942	$8,769
Short-term investments	6,298	5,706
Receivables, net	2,391	2,163
Aircraft fuel, spare parts and supplies, net	1,556	1,572
Prepaid expenses and other	671	673
Total current assets	16,857	18,883
Operating property and equipment, net	46,121	42,908
Operating lease right-of-use assets	4,958	3,815
Goodwill	4,527	4,527
Intangible assets, net	2,655	2,683
Investments in affiliates and other, net	1,330	1,267
Total noncurrent assets	59,591	55,200
Total assets	$76,448	$74,083
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$4,567	$4,193
Accrued salaries and benefits	3,900	3,289
Advance ticket sales	8,131	7,561
Frequent flyer deferred revenue	3,721	3,403
Current maturities of long-term debt, finance leases, and other financial liabilities	4,426	3,453
Current maturities of operating leases	631	467
Other	754	949
Total current liabilities	26,130	23,315
Long-term debt, finance leases, and other financial liabilities	20,562	25,203
Long-term obligations under operating leases	5,417	4,510
Frequent flyer deferred revenue	4,056	4,038
Pension and postretirement benefit liability	1,058	1,233
Deferred income taxes	2,493	1,610
Other	1,478	1,530
Total noncurrent liabilities	35,064	38,124
Commitments and Contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2025 and 2024	—	—
Additional capital invested	760	617
Retained earnings	12,842	9,487
Accumulated other comprehensive income	48	188
Payable to parent	1,604	2,352
Total stockholder's equity	15,254	12,644
Total liabilities and stockholder's equity	$76,448	$74,083

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$3,355	$3,151	$2,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Deferred income tax	925	937	757
Depreciation and amortization	2,939	2,928	2,671
Operating and non-operating special charges, non-cash portion	13	158	84
Unrealized (gains) losses on investments	(4)	199	(27)
Amortization of debt discount and debt issuance costs	77	166	139
Other operating activities	(62)	9	7
Changes in operating assets and liabilities -
(Increase) decrease in receivables	(297)	280	(100)
Increase in prepaids and other assets	(264)	(166)	(463)
Increase (decrease) in advance ticket sales	570	857	(851)
Increase in frequent flyer deferred revenue	336	298	468
Increase in accounts payable	674	178	572
Decrease in intercompany payable	(747)	(186)	(33)
Increase in other liabilities	171	453	1,035
Net cash provided by operating activities	7,685	9,262	6,879
Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,874)	(5,615)	(7,171)
Purchases of short-term and other investments	(7,763)	(5,809)	(9,470)
Proceeds from sale of short-term and other investments	7,284	8,661	10,519
Proceeds from sale of property and equipment	98	109	39
Other, net	(96)	3	(23)
Net cash used in investing activities	(6,350)	(2,651)	(6,106)
Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	578	6,139	2,388
Payments of long-term debt, finance leases and other financial liabilities	(4,771)	(10,138)	(4,248)
Other, net	(6)	—	—
Net cash used in financing activities	(4,200)	(3,999)	(1,860)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,865)	2,612	(1,087)
Cash, cash equivalents and restricted cash at beginning of year	8,946	6,334	7,421
Cash, cash equivalents and restricted cash at end of year	$6,081	$8,946	$6,334

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$1,901	$625	$761
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	(25)	409	819
Operating leases converted to finance leases	417	239	295
Investment interests received in exchange for loans, goods and services	45	24	33

Cash Paid During the Period for:
Interest	$1,330	$1,494	$1,848
Income taxes	62	88	7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2022	$403	$3,716	$175	$2,571	$6,865
Net income	—	2,620	—	—	2,620
Other comprehensive loss	—	—	(237)	—	(237)
Stock-settled share-based compensation	77	—	—	—	77
Other	2	—	—	(33)	(31)
Balance at December 31, 2023	482	6,336	(62)	2,538	9,294
Net income	—	3,151	—	—	3,151
Other comprehensive income	—	—	250	—	250
Stock-settled share-based compensation	135	—	—	—	135
Impact of UAL share repurchase	—	—	—	(162)	(162)
Other	—	—	—	(24)	(24)
Balance at December 31, 2024	617	9,487	188	2,352	12,644
Net income	—	3,355	—	—	3,355
Other comprehensive loss	—	—	(140)	—	(140)
Stock-settled share-based compensation	142	—	—	—	142
Impact of UAL share repurchase	—	—	—	(637)	(637)
Other	—	—	—	(110)	(110)
Balance at December 31, 2025	$760	$12,842	$48	$1,604	$15,254

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
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company consolidates variable interest entities when it determines that it is the primary beneficiary of those entities' operations. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
In 2025, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise designated. As such, certain columns and rows within the financial statements and tables presented may not sum due to rounding. Per unit amounts have been calculated from the underlying whole-dollar amounts. This change is not material and does not impact the comparability of our condensed consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
Segments
Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker ("CODM") and are used to assess performance and allocate resources. The Company manages its operations as one segment. Managing the Company as one segment allows management the opportunity to maximize the value of its route network and maximize the Company's consolidated financial results. The Company deploys its aircraft across its route network through a single route scheduling system to maximize its value. The Company's chief executive officer is its CODM. When making resource allocation decisions for the network, the Company's CODM evaluates flight profitability data, which considers aircraft type and route economics. The CODM assesses performance of the Company and makes resource allocation decisions based on net income as reported in the Company's statement of consolidated operations. Within the statement of consolidated operations, Other expenses represent various purchased services related to the operations of the airline such as ground handling, passenger services, food and beverage offerings, navigation fees, personnel-related costs and information technology projects. The measure of segment assets is reported on the consolidated balance sheet as Total assets.
Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash. Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Restricted cash is classified as current or noncurrent in the consolidated balance sheets based on the expected timing of return of the assets to the Company or payment to an outside party. The restricted cash balances primarily include collateral for letters of credit and collateral associated with facility leases and certain insurance-related obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows (in millions):

	At December 31,
	2025	2024	2023
Current assets:
Cash and cash equivalents	$5,942	$8,769	$6,058
Restricted cash in Prepaid expenses and other	—	11	31
Noncurrent assets:
Restricted cash in Investments in affiliates and other, net	139	166	245
Total cash, cash equivalents and restricted cash	$6,081	$8,946	$6,334
Investments. Highly liquid investments with maturities of greater than three months, but not beyond one year, at the time of purchase are classified as short-term investments and are stated at fair value. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support the Company's short-term liquidity needs. Short-term investments in debt securities are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of these investments are reflected in Interest income in the statements of consolidated operations. Unrealized gains and losses on available-for-sale debt securities are reflected as a component of accumulated other comprehensive income (loss). Equity investments are accounted for under the equity method if we are able to exercise significant influence over the investee. Equity investments for which we do not have significant influence are recorded at fair value or at cost, if fair value is not readily determinable, with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Changes in fair value are recorded in Unrealized gains (losses) on investments, net in the statements of consolidated operations. See Note 9 of this report for additional information related to investments.
Receivables. Receivables primarily consist of amounts due from credit card companies, non-airline partners, and cargo customers. We provide an allowance for credit losses expected to be incurred. We base our allowance on various factors including, but not limited to, aging, payment history, write-offs, macro-economic indicators and other credit monitoring indicators. Credit loss expense and write-offs related to receivables were not material for the years ended December 31, 2025, 2024 and 2023.
Aircraft Fuel, Spare Parts and Supplies. The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost. Allowance for obsolescence was $830 million and $739 million at December 31, 2025 and 2024, respectively. Obsolescence expense was $119 million, $175 million, and $102 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Depreciation and amortization expense in the statements of consolidated operations.
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
Depreciation and amortization is recognized on a straight-line basis over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the related asset. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft, spare engines and related rotable parts	25 to 30
Aircraft seats	10 to 15
Buildings	25 to 45
Other property and equipment	3 to 20
Computer software	5 to 15
Building improvements	1 to 40
Operating property and equipment, net at December 31 was as follows (in millions):

	2025	2024
Flight equipment	$56,876	$52,696
Other property and equipment	13,204	11,908
Purchase deposits for flight equipment	3,506	3,427
Total operating property and equipment	73,586	68,031
Less—Accumulated depreciation and amortization	(27,466)	(25,123)
Total operating property and equipment, net	$46,121	$42,908
As of December 31, 2025 and 2024, the Company had a carrying value of computer software of $455 million and $456 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company's amortization expense related to computer software was $160 million, $155 million and $168 million, respectively. Aircraft, spare engines and related rotable parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.
Leases. The Company enters into various leases as a lessee for assets including, but not limited to, airport facilities, airport gates, hangar sites, administrative offices, aircraft, and various other facilities and equipment to support its operations. The Company determines if an arrangement contains a lease at inception. A lease exists when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term in the consolidated balance sheets. The lease liability is measured at the commencement date based on the present value of lease payments not yet paid over the lease term, which includes extension and renewal options that are reasonably certain of being exercised, discounted using an incremental borrowing rate that reflects the term of the lease and the particular economic environment at lease commencement. The right-of-use asset is based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. The Company does not record a right-of-use asset or lease liability for leases with an initial term of 12 months or less. Lease and non-lease components are combined for all classes of underlying assets, except for capacity purchase agreements ("CPAs") which contain embedded leases for regional aircraft. For these CPAs, the Company allocates consideration to the lease and non-lease components based on their relative standalone values. Many of the Company's leases include variable lease payments, which are not included in the measurement of the right-of-use asset and lease liability. Finance lease right-of-use assets are presented together with Operating property and equipment on the consolidated balance sheets and the related amortization is included in Depreciation and amortization expense.
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
Intangible Assets. The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on an annual basis as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. The Company typically determines fair value using either a market approach or a variation of the income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses, margin and cash flows, (2) terminal period growth rate, (3) an estimated weighted average cost of capital, (4) asset-specific risk factor and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. We recognize an impairment when the fair value of an intangible asset is less than its carrying value.
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
The following table presents information about the Company's goodwill and other intangible assets at December 31 (in millions):

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$4,527		$4,527

Indefinite-lived intangible assets
China route authority	$1,020		$1,020
Airport slots	564		564
Tradenames and logos	593		593
Alliances	404		404
Total	$2,581		$2,581

Finite-lived intangible assets
Frequent flyer database	$1,177	$1,112	$1,177	$1,092
Hubs	145	144	145	138
Other	143	134	143	133
Total	$1,465	$1,391	$1,465	$1,363
Amortization expense in 2025, 2024 and 2023 was $28 million, $32 million and $37 million, respectively. Projected amortization expense in 2026, 2027, 2028, 2029 and 2030 is $18 million, $11 million, $10 million, $8 million and $7 million, respectively.
Labor Costs. The Company records expenses associated with new or amendable labor agreements when the amounts are probable and estimable. These expenses could include costs associated with retro-active lump sum cash payments made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed. See Notes 12 and 13 of this report for additional information related to labor agreements.
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
Maintenance and Repairs. The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under the Company's power-by-the-hour ("PBTH") engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.
Advertising. Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $250 million, $235 million and $221 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Third-Party Business. The Company has third-party business activity that includes ground handling, maintenance services, flight academy and frequent flyer award non-travel redemptions. Third-party business revenue is recorded in Other operating revenue. Expenses associated with these third-party business activities are recorded in Other operating expenses, except for non-travel mileage redemptions which are recorded to Other operating revenue.
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
Recently Issued Accounting Standards
Income Taxes. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. The Company adopted the standard beginning with our annual reporting for fiscal year 2025. The adoption resulted in incremental disclosures. See Note 7 of this report for these disclosures.
Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." The guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. This guidance requires internal-use software development cost capitalization to begin when both of the following occur: management has authorized and committed to funding the software project and, it is probable the project will be completed and the software will be used to perform its intended function. The guidance is effective for the Company for annual and interim reporting periods beginning January 1, 2028; early adoption is permitted. The Company early adopted this ASU on January 1, 2026, using the prospective transition approach, which applies this guidance to new software costs incurred starting on the adoption date. The adoption will not have a material impact on the Company's consolidated financial statements.
Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires disclosing disaggregated information about certain income statement expense captions but does not change the presentation of expense information or expense captions reported on the face of the income statement. This ASU is effective for the Company for annual reporting periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028; early adoption is permitted. The Company is assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures.
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

The Company sells certain tickets with connecting flights with one or more segments operated by its other airline partners. For segments operated by its other airline partners, the Company has determined that it is acting as an agent on behalf of the other airlines as they are responsible for their portion of the contract (i.e., transportation of the passenger). The Company, as the agent, recognizes revenue within Other operating revenue at the time of the travel for the net amount representing commission to be retained by the Company for any segments flown by other airlines.
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
Estimate of tickets not expected to be used ("ticket breakage"). The Company estimates the value of advance ticket sales that will ultimately expire unused based on historical experience and qualitative factors such as recent program changes. The Company recognizes revenue related to these tickets based on the pattern in which concurrently sold tickets are used.
In the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $5.8 billion, $5.3 billion and $5.7 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Revenue by geography. The Company further disaggregates its operating revenue by principal geographic region for the years ended December 31 as presented in the table below (in millions):

	2025	2024	2023
Domestic (U.S. and Canada)	$35,017	$34,067	$32,400
Atlantic	11,647	11,097	10,982
Pacific	6,878	6,462	5,267
Latin America	5,528	5,437	5,068
Total	$59,070	$57,063	$53,717
The Company attributes revenue among the geographic regions based upon the origin and destination of each flight segment. The Company's operations involve an insignificant level of revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue-producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.
Ancillary services. The Company charges fees, separately from ticket sales, for certain ancillary services that are directly related to passenger travel, such as baggage fees, premium seat fees, inflight amenity fees, and other ticket-related fees. These ancillary fees are part of the travel performance obligation and, as such, are recognized as Passenger revenue when the travel occurs. The Company recorded $4.8 billion, $4.5 billion and $4.1 billion of ancillary fees within Passenger revenue in the years ended December 31, 2025, 2024 and 2023, respectively.
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
Miles earned in conjunction with travel. When MileagePlus members earn miles for flights, the Company recognizes a portion of the ticket sales as revenue when the travel occurs and defers a portion of the ticket sale representing the value of the related miles as a separate performance obligation. The Company determines the estimated selling price of travel and miles as if each performance obligation is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of the performance obligations, individually, on a pro-rata basis. At the time of travel, the Company records the portion allocated to the miles to Frequent flyer deferred revenue on the Company's consolidated balance sheet and subsequently recognizes it into revenue when miles are redeemed for air travel and non-travel awards.
Estimate of miles not expected to be redeemed ("mileage breakage"). The Company's mileage breakage model is based on the assumption that the likelihood that an account will redeem its miles can be estimated based on a consideration of the account's historical behavior. The Company uses a statistical model to estimate the probability that an account will redeem its current miles balance and reviews its mileage breakage estimates annually. The Company's estimate of the expected mileage breakage requires management judgment. Changes to mileage breakage assumptions, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the program. We recognize mileage breakage proportionally as the remaining miles are redeemed.
Estimated selling price of miles. The Company's estimated selling price of miles is based on an equivalent ticket value, which incorporates the expected redemption of miles, as the best estimate of the selling price for these miles. The equivalent ticket value is based on the prior 12 months' weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by mileage breakage that considers a number of factors, including redemption patterns of various customer groups.
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
We account for payments received under the Co-Brand Agreement by allocating them to the separately identifiable performance obligations. The fair value of the separately identifiable performance obligations is determined using management's estimated selling price of each component. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement, at the inception of the contract, in order to determine the allocation of proceeds to each of the components to be delivered.
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

	2025	2024
Balance at January 1	$7,441	$7,143
Miles earned	3,883	3,563
Travel miles redeemed	(3,414)	(3,150)
Non-travel miles redeemed	(133)	(115)
Balance at December 31	$7,777	$7,441
The portion of the total amounts received from our various partner agreements that is related to the MileagePlus miles awarded is deferred and presented in the table above as an increase to Frequent flyer deferred revenue. In the years ended December 31, 2025, 2024 and 2023, the Company recognized, in Other operating revenue, $3.2 billion, $2.9 billion and $2.7 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our Co-Brand Agreement.
Cargo Revenue. Cargo revenue is recognized when the related shipment arrives at its destination.
NOTE 3 - COMMON STOCKHOLDERS' EQUITY AND PREFERRED SECURITIES
Common stock. On October 15, 2024, the Company announced that its Board of Directors (the "Board") authorized a new share repurchase program, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain Warrants (as defined below) issued in connection with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), subject to a limit of $500 million in the aggregate through 2024. In 2025, the Company repurchased 8.1 million shares of UAL common stock at an average price of $78.75 for a total investment of approximately $640 million, including commissions and taxes, as part of the program. As of February 5, 2026, the dollar value of shares that may yet be purchased under the program is approximately $0.8 billion. Unless suspended or terminated earlier by the Board, this program has no set expiration date and will therefore terminate when the Company has completed all purchases authorized under the program. The specific timing and number of shares of UAL common stock or Warrants purchased will be determined by the Company's management at its discretion and will vary based on the capital needs of the business, the market price of UAL common stock, general market conditions, securities law limitations and other factors. The purchases may be effected through a combination of one or more open market and privately negotiated transactions (including under trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as well as transactions structured through investment banking institutions and other derivative transactions (including through one or more accelerated share repurchase programs).
In August 2024, the Company also repurchased, through open market repurchases, following the exercise of the Warrants described below, 2,043,906 shares of UAL common stock, which was recorded as an approximately $82 million increase to Stock held in treasury, at cost. These share repurchases were executed outside of a publicly announced plan or program using cash resources.
As of December 31, 2025, approximately 3.7 million shares of UAL's common stock were reserved for future issuance related to the issuance of equity-based awards under the Company's incentive compensation plans.
Preferred stock. As of December 31, 2025, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL's amended and restated certificate of incorporation.
Warrants. In 2020 and 2021, the Company issued to the United States Department of the Treasury (the "U.S. Treasury") warrants ("Warrants") to purchase 9,928,349 shares of UAL common stock in connection with the Payroll Support Program ("PSP") established under Division A, Title IV, Subtitle B of the CARES Act, the Payroll Support Program Extension established under Division N, Title IV, Subtitle A of the Consolidated Appropriations Act, 2021 ("PSP2"), the Payroll Support Program 3 established under Title VII, Subtitle C of the American Rescue Plan Act of 2021 ("PSP3"), and the Airline Loan Program established under Division A, Title IV, Subtitle A of the CARES Act. In August 2024, the holder of the Warrants exercised 6,414,635 of the Warrants, with an exercise price of $31.50, in a net share settlement for 2,043,906 shares of UAL common stock. In March 2025, the remaining 3,513,714 Warrants were exercised in a net share settlement for 1,801,430 shares of UAL common stock.

NOTE 4 - EARNINGS PER SHARE
The following table shows the computation of UAL's basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock, for the years ended December 31 (in millions, except per share amounts):

	2025	2024	2023
Earnings available to common stockholders	$3,353	$3,149	$2,618

Basic weighted-average shares outstanding	324.9	328.6	327.8
Dilutive effect of stock Warrants (a)	0.3	1.7	2.2
Dilutive effect of employee stock awards	3.3	2.9	1.9
Diluted weighted-average shares outstanding	328.5	333.2	331.9

Earnings per share, basic	$10.32	$9.58	$7.98
Earnings per share, diluted	$10.20	$9.45	$7.89

Potentially dilutive securities (b)
Stock Warrants (a)	—	—	1.5
Employee stock awards	0.3	0.3	0.6
(a) See Note 3 of this report for additional information on these Warrants.
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
During 2025, UAL granted share-based compensation awards pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan. These share-based compensation awards included approximately 1.8 million RSUs consisting of approximately 1.0 million time-vested RSUs and approximately 0.8 million performance-based RSUs. The time-vested RSUs vest pro-rata, a majority of which vest on February 28th of each year, over a three-year period from the date of grant. Performance-based awards vest either pro-rata, one-third each year, over a three-year period from the date of grant or all at once upon continuous employment with the Company over a three-year period. Payout under the performance-based awards can range from 0% to 300% depending on the achievement level of certain financial and strategic goals. RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date.
The following table provides information related to UAL's share-based compensation plan cost for the years ended December 31 (in millions):

Compensation cost
	2025	2024	2023
RSUs	$147	$141	$78
Stock options	1	1	2
Total	$148	$142	$80
The table below summarizes UAL's unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2025 (in millions, except as noted):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$90	1.3
Stock options	1	1.7
Total	$91
Restricted stock units. The table below summarizes UAL's RSU activity for the years ended December 31 (shares in millions):

	Liability Awards	Equity Awards
	RSUs	RSUs	Weighted- Average Grant Price
Outstanding at December 31, 2022	0.1	3.3	$37.88
Granted	0.1	2.5	43.42
Vested	(0.1)	(1.6)	44.03
Forfeited	—	(0.1)	36.90
Outstanding at December 31, 2023	0.1	4.1	38.86
Granted	0.1	3.6	46.65
Vested	(0.1)	(2.3)	39.37
Forfeited	—	(0.3)	43.28
Outstanding at December 31, 2024	0.1	5.1	43.89
Granted	—	1.8	79.30
Vested	(0.1)	(2.9)	45.23
Forfeited	—	(0.3)	53.41
Outstanding at December 31, 2025	0.1	3.8	59.13
The fair value of RSUs that vested in 2025, 2024 and 2023 was approximately $135 million, $91 million and $76 million, respectively.
As of December 31, 2025, UAL had recorded a liability of approximately $7 million related to its cash-settled RSUs. UAL paid approximately $6 million, $2 million and $3 million related to its cash-settled RSUs during 2025, 2024 and 2023, respectively.

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The table below presents the components of the Company's AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2022	$626		$(35)	$(416)	$175
Changes in value	(199)		31	38	(130)
Amounts reclassified to earnings	(138)	(b)	—	31	(107)
Balance at December 31, 2023	289		(4)	(347)	(62)
Changes in value	417		4	(94)	327
Amounts reclassified to earnings	(99)	(b)	—	22	(77)
Balance at December 31, 2024	607		—	(419)	188
Changes in value	(67)		14	12	(42)
Amounts reclassified to earnings	(123)	(b)	(3)	28	(98)
Balance at December 31, 2025	$417		$10	$(379)	$48

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

NOTE 7 - INCOME TAXES
The income tax provision differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components for the years ended December 31 (in millions):

	2025		2024		2023
Income tax provision at statutory rate	$904	21.0%	$875	21.0%	$711	21.0%
State income tax provision, net of federal income tax benefit (a)	74	1.7%	59	1.4%	37	1.1%
Change in valuation allowance	(68)	(1.6)%	27	0.6%	(24)	(0.7)%
Nontaxable or nondeductible items	27	0.6%	48	1.2%	39	1.1%
Other, net	16	0.4%	10	0.2%	6	0.2%
Income tax expense	$953	22.1%	$1,019	24.4%	$769	22.7%

(a) California and Colorado make up more than 50% of the state income tax expense category in 2025. California, Colorado and Illinois make up more than 50% of the state income tax expense category in 2024 and 2023

The components of the income tax provision consisted of the following for the years ended December 31 (in millions):

	2025	2024	2023
Current:
US Federal	$(4)	$50	$—
US State and Local	20	28	8
Foreign	12	6	5
Total Current	28	84	13
Deferred:
US Federal	866	898	726
US State and Local	58	37	30
Total Deferred	925	935	756
Total income tax expense:
US Federal	862	948	726
US State and Local	79	65	38
Foreign	12	6	5
Total Income Tax Expense	$953	$1,019	$769
The following table presents tax payment, net of refunds, by jurisdiction for the years ended December 31 (in million):

	2025	2024	2023
Federal	$33	$47	$1
State
California	13	25	(4)
Illinois	2	5	3
All other state	2	4	2
Foreign
Guatemala	3	3	3
India	3	2	1
All other foreign	6	2	1
Total	$62	$88	$7

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 were as follows (in millions):

	UAL		United
	2025	2024	2025	2024
Deferred income tax asset (liability):
Federal and state net operating loss ("NOL") carryforwards	$2,326	$2,149	$2,298	$2,119
Deferred revenue	1,894	1,865	1,894	1,865
Operating lease liabilities	1,349	1,110	1,349	1,110
Employee benefits, including pension, postretirement and medical	701	608	701	608
Other financial liabilities	478	517	478	517
Interest expense carryforward	109	467	109	467
Other	377	565	375	565
Less: Valuation allowance	(151)	(208)	(151)	(208)
Total deferred tax assets	$7,083	$7,073	$7,053	$7,043

Depreciation	$(7,814)	$(7,171)	$(7,814)	$(7,171)
Operating lease right-of-use asset	(1,116)	(863)	(1,116)	(863)
Intangible assets	(616)	(619)	(616)	(619)
Total deferred tax liabilities	$(9,546)	$(8,653)	$(9,546)	$(8,653)
Net deferred tax asset (liability)	$(2,463)	$(1,580)	$(2,493)	$(1,610)
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
The Company's federal and state NOL and tax credit carryforwards relate to prior years' NOLs and credits, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $10.6 billion ($2.2 billion tax effected) for UAL as of December 31, 2025. If not utilized, $0.1 billion of these federal pre-tax NOLs will expire in 2029. The remaining $10.5 billion of NOLs have no expiration date. State pre-tax NOLs of $2.8 billion ($0.2 billion tax effected) as of December 31, 2025 expire over a 1 to 20-year period. As of December 31, 2025, state tax credits were $57 million. These credits will expire over a 1 to 15-year period, and an additional $5.5 million of state tax credits have no expiration date.
As of December 31, 2025, the Company has recorded $108 million of valuation allowance against its capital loss deferred tax assets. Capital losses have a limited carryforward period of five years, and they can be utilized only to the extent of capital gains. The Company does not anticipate generating sufficient capital gains to utilize the losses before they expire, therefore, a valuation allowance is necessary as of December 31, 2025. Additionally, the Company recorded a valuation allowance of $44 million on certain state deferred tax assets primarily due to state NOLs that have short expiration periods.
The Company's unrecognized tax benefits related to uncertain tax positions were $74 million, $70 million and $66 million at December 31, 2025, 2024 and 2023, respectively. All of the uncertain tax positions would affect the Company's effective tax rate if recognized. Changes in unrecognized tax benefits were immaterial during 2025, 2024 and 2023. There are no material amounts included in the balance at December 31, 2025 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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
Actuarial assumption changes are reflected as a component of the net actuarial (gain) loss. The 2025 actuarial losses were primarily related to expected pay increases for certain represented employees partially offset by asset performance. Actuarial (gains) losses are amortized over the average remaining service life of active covered employees.
The following tables set forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2025	Year Ended December 31, 2024
Accumulated benefit obligation:	$3,959	$3,752

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,315	$4,550
Service cost	127	135
Interest cost	243	229
Actuarial (gain) loss	149	(460)
Benefits paid	(217)	(135)
Other	6	(4)
Projected benefit obligation at end of year	$4,624	$4,315

Change in plan assets:
Fair value of plan assets at beginning of year	$3,601	$3,599
Actual return on plan assets	357	132
Employer contributions	298	5
Benefits paid	(217)	(135)
Other	8	—
Fair value of plan assets at end of year	$4,047	$3,601
Funded status—Net amount recognized	$(577)	$(714)

	Pension Benefits
	December 31, 2025	December 31, 2024
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$23	$22
Current liability	(6)	(7)
Noncurrent liability	(594)	(729)
Total liability	$(577)	$(714)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$21	$95
Total accumulated other comprehensive gain	$21	$95

	Other Postretirement Benefits
	Year Ended December 31, 2025	Year Ended December 31, 2024
Change in benefit obligation:
Benefit obligation at beginning of year	$590	$746
Service cost	6	5
Interest cost	31	38
Participant contributions	60	65
Benefits paid	(148)	(163)
Actuarial (gain) loss	(1)	(101)
Benefit obligation at end of year	$538	$590

Change in plan assets:
Fair value of plan assets at beginning of year	$45	$46
Actual return on plan assets	1	1
Employer contributions	85	96
Participant contributions	60	65
Benefits paid	(148)	(163)
Fair value of plan assets at end of year	43	45
Funded status—Net amount recognized	$(495)	$(545)

	Other Postretirement Benefits
	December 31, 2025	December 31, 2024
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(30)	$(41)
Noncurrent liability	(465)	(504)
Total liability	$(495)	$(545)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$354	$383
Prior service credit	43	129
Total accumulated other comprehensive income	$396	$512
The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2025	2024
Projected benefit obligation	$4,486	$4,179
Accumulated benefit obligation	3,821	3,617
Fair value of plan assets	3,886	3,443

Net periodic benefit cost (credit) for the years ended December 31 included the following components (in millions):

	2025		2024		2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$127	$6	$135	$5	$124	$4
Interest cost	243	31	229	38	217	42
Expected return on plan assets	(273)	(1)	(276)	(1)	(251)	(1)
Amortization of unrecognized actuarial (gain) loss	(7)	(31)	19	(26)	8	(38)
Amortization of prior service (credits) cost	—	(86)	—	(93)	1	(112)
Other	1	—	1	—	3	—
Net periodic benefit cost (credit)	$91	$(81)	$108	$(77)	$102	$(105)
Service cost is recorded in Salaries and related costs on the statement of consolidated operations. All other components of net periodic benefit costs are recorded in Miscellaneous, net on the statement of consolidated operations.
The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2025	2024
Discount rate	5.62%	5.67%
Rate of compensation increase	3.85%	3.85%

Assumptions used to determine net expense
Discount rate	5.67%	5.04%
Expected return on plan assets	7.81%	7.97%
Rate of compensation increase	3.85%	3.84%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2025	2024
Discount rate	5.43%	5.70%

Assumptions used to determine net expense
Discount rate	5.70%	5.43%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	7.00%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2035)	4.50%	4.50%
The Company used the Society of Actuaries' PRI-2012 Private Retirement Plans Mortality Tables projected generationally using the Society of Actuaries' MP-2021 projection scale.
The Company selected the 2025 discount rate for substantially all of its plans by using a hypothetical portfolio of high-quality bonds at December 31, 2025 that would provide the necessary cash flows to match projected benefit payments.
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

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	27 - 55%	9%
Fixed-income securities	33 - 61	8
Alternatives	7 - 25	7
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

The following tables present information about United's pension and other postretirement plan assets at December 31 (in millions):

	2025					2024
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities	$1,421	$108	$4	$184	$1,125	$1,231	$92	$4	$150	$985
Fixed-income securities	1,601	—	107	9	1,485	1,359	—	100	1	1,258
Alternatives	763	—	—	109	654	762	—	—	116	646
Other investments	262	8	154	1	99	249	14	153	2	80
Total	$4,047	$117	$265	$302	$3,364	$3,601	$106	$257	$269	$2,969
Other Postretirement Benefit Plan Assets:
Deposit administration fund	$43	$—	$—	$43	$—	$45	$—	$—	$45	$—
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
The following table presents reconciliation of United's benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31 (in millions):

	2025	2024
Balance at beginning of year	$314	$322
Actual return (loss) on plan assets:
Sold during the year	—	1
Held at year end	36	6
Purchases, sales, issuances and settlements (net)	(5)	(15)
Balance at end of year	$345	$314
Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company expects to make required contributions to its tax-qualified defined benefit pension plans in 2026. In 2026, anticipated employer contributions to all of United's pension and postretirement plans are at least $259 million and approximately $66 million, respectively.
The estimated future benefit payments, net of expected participant contributions, in United's pension plans and other postretirement benefit plans for the next ten years, as of December 31, 2025, are as follows (in millions):

	Pension	Other Postretirement
2026	$354	$75
2027	367	66
2028	386	62
2029	383	59
2030	383	54
Years 2031 – 2035	1,927	199
Defined Contribution Plans. United offers several defined contribution plans to its employees. Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United's employer contribution percentages to its primary 401(k) defined contribution plans vary from 1% to 17% of eligible earnings depending on the terms of each plan. United recorded expenses for its primary 401(k) defined contribution plans of $1.3 billion, $1.2 billion and $960 million in the years ended December 31, 2025, 2024 and 2023, respectively, within Salaries and related costs in the Company's statements of consolidated operations.
Multi-Employer Plans. United contributes to the IAM National Pension Plan ("IAM Plan") under the terms of collective bargaining agreements that cover certain of its employees represented by the International Association of Machinists and Aerospace Workers (the "IAM"). The IAM Plan provides for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility and participation requirements, vesting periods and benefit formulas. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United, or if a withdrawal from a multi-employer plan occurs for United.
The IAM Plan reported $640 million of employer contributions for the year ended December 31, 2024. For 2024, the Company's contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan. The 2025 information is not available as the applicable Form 5500 is not final for the plan year. United's participation in the IAM Plan for the annual period ended December 31, 2025 is outlined in the table below.

Pension Fund	IAM National Pension Fund ("IAM Fund")
EIN/ Pension Plan Number	51-6031295 — 002
Pension Protection Act Zone Status (2025 and 2024)
Critical (2025 and 2024). A plan is in "critical" status if the funded percentage is less than 65 percent. On April 17, 2019, the IAM National Pension Fund Board of Trustees voluntarily elected for the IAM Fund to be in critical status effective for the plan year beginning January 1, 2019 to strengthen the IAM Fund's financial health. The IAM Fund's funded percentage was 88.0% as of January 1, 2024.

FIP/RP Status Pending/Implemented
A 10-year Rehabilitation Plan effective, January 1, 2022, was adopted on April 17, 2019 that requires the Company to make an additional contribution of 2.5% of the hourly contribution rate, compounded annually for the length of the Rehabilitation Plan, effective June 1, 2019.

United's Contributions	$97 million, $95 million and $87 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A
Profit Sharing. Substantially all of our employees are eligible to participate in our profit sharing plan. Under the plan, for each year in which our adjusted pre-tax profit (which is calculated as pre-tax profit, excluding unusual, special or non-recurring charges, profit sharing expense and share-based compensation) exceeds a certain amount, a specified portion of that profit will be distributed to eligible employees. The Company recorded profit sharing and related payroll tax expense of $704 million,

$713 million and $681 million in 2025, 2024 and 2023, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company's statements of consolidated operations.
NOTE 9 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
Fair Value Measurement. The table below presents the fair value of financial assets and liabilities measured at fair value, based on the inputs described in Note 1, on a recurring basis in the Company's financial statements as of December 31 (in millions):

	2025				2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,942	$5,942	$—	$—	$8,769	$8,769	$—	$—
Restricted cash - current	—	—	—	—	11	11	—	—
Restricted cash - non-current	139	139	—	—	166	166	—	—
Short-term investments:
Corporate debt	3,399	—	3,399	—	3,127	—	3,127	—
U.S. government and agency notes	2,465	—	2,465	—	2,280	—	2,280	—
Certificates of deposit placed through an account registry service ("CDARS")	—	—	—	—	59	—	59	—
Other fixed-income securities	433	—	433	—	240	—	240	—
Long-term investments:
Equity securities	34	34	—	—	71	71	—	—
Investments presented in the table above have the same fair value as their carrying value.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that make up United's investments in Azul Linhas Aéreas Brasileiras S.A. ("Azul"), Archer Aviation Inc. and Eve Holding, Inc. Equity securities at December 31, 2024 also included Mesa Air Group, Inc. ("Mesa").
On May 28, 2025, Azul announced it had entered into restructuring agreements with its key stakeholders and strategic partners, including United, to effectuate a proactive reorganization process. On November 7, 2025, United entered into an equity investment agreement with Azul and certain of Azul's subsidiaries, pursuant to which United subscribed for $100 million of Azul shares in connection with Azul's completion of the reorganization process. Consummation of United's investment is subject to the satisfaction of certain conditions precedent, including but not limited to completion of Azul's reorganization plan.
Other fair value information - The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions). Carrying amounts include any related discounts, premiums and issuance costs:

	2025					2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$21,266	$21,489	$—	$14,030	$7,458	$24,653	$24,423	$—	$17,300	$7,123
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair value is based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Equity Method Investments. As of December 31, 2025, United holds investments, accounted for using the equity method, with a combined carrying value of approximately $273 million. Significant equity method investments are described below:
•Republic Airways Holdings Inc. On November 25, 2025, Mesa consummated the transactions contemplated by the Agreement, Plan of Conversion and Plan of Merger, dated April 4, 2025 (the "Merger Agreement"), with Republic Airways Holdings Inc. ("Legacy Republic"). Subject to the terms and conditions of the Merger Agreement, Legacy Republic merged with and into Mesa (the "Merger"), with the Mesa legal entity continuing as the surviving corporation following the Merger and renamed "Republic Airways Holdings Inc." ("Republic"). Concurrent with the execution of the Merger Agreement, Legacy Republic, Mesa and its affiliates, and United entered into a Three Party Agreement that provided for certain actions to be taken subject to the terms and conditions therein to facilitate transactions related to the Merger, including United's commitment to facilitate, by making certain financial contributions to Mesa, Mesa's disposition of certain assets and its extinguishment of certain liabilities in exchange for United receiving additional shares of up to 6% of the total equity interests of Republic, subject to final determination within 60 days of the completion of the Merger. As of December 31, 2025, United accounted for the consideration to be received within Receivables, net on its consolidated balance sheets. On February 3, 2026, the Company and Republic reached an agreement on the remaining shares and the Company received an additional allocation of 2,744,348 shares, or approximately 5.8% of Republic, for a total ownership interest of approximately 22.3% of the issued and outstanding common stock of Republic. As of December 31, 2025, United held approximately 16.5% minority interest in Republic. As of December 31, 2024, United held a 19% minority interest in Legacy Republic and a 10% minority interest in Mesa. Republic Airways Inc. currently operates 66 regional aircraft under CPAs with United that have terms through 2037. Mesa Airlines, Inc. currently operates 60 regional aircraft under a CPA with a term through 2036.
•CommuteAir LLC. United owns a 40% minority ownership stake in CommuteAir LLC ("CommuteAir"). CommuteAir currently operates 59 regional aircraft under a CPA that has a term through 2028.
•United Airlines Ventures Sustainable Flight Fund (the "Fund"). United holds, through its corporate venture capital arm, United Airlines Ventures, Ltd., a 33% ownership interest in the Fund. The Fund is an investment vehicle designed to support start-ups developing technologies focused on decarbonizing aviation and its associated energy supply chains, including through research and production, and technologies associated with sustainable aviation fuel (SAF).
Other Investments. United has equity investments in Abra Group Limited, a multinational airline holding company, JetSuiteX, Inc., an independent air carrier doing business as JSX, as well as a number of companies with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. We account for these investments at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2025, the carrying value of these investments was $339 million.
Notes Receivable. As of December 31, 2025, the Company has $54 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, net and the noncurrent portions are recorded in Investments in affiliates and other, net on the Company's consolidated balance sheet.

NOTE 10 - DEBT

(In millions)	Maturity Dates			Interest Rate(s) at December 31, 2025			At December 31,
							2025	2024
Equipment Notes (a)	2026	—	2037	2.70%	—	6.25%	$11,708	$12,983
2026 and 2029 Notes	2026	—	2029	4.38%	—	4.63%	4,000	4,000
2024 Term Loans (b)	2031			5.73%			2,061	2,082
MileagePlus Senior Secured Notes	n/a			n/a			—	1,900
Other secured debt	2029	—	2035	4.00%	—	5.25%	361	295
Unsecured
PSP Notes (c)	2030	—	2031	1.00%	—	5.93%	3,181	3,181
Notes	n/a			n/a			—	315
Other unsecured debt	2027			5.75%			71	81
							21,383	24,837
Less: unamortized debt discount, premiums and debt issuance costs							(117)	(184)
Less: current portion of long-term debt							(4,096)	(2,973)
Long-term debt, net							$17,170	$21,680
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

As of December 31, 2025, we had $3.0 billion undrawn and available under our revolving credit facility.
The table below presents the Company's contractual principal payments (not including debt discount or debt issuance costs) as of December 31, 2025 under then-outstanding long-term debt agreements (in millions):

	2026	2027	2028	2029	2030	After 2030	Total
Contractual principal payments	$4,096	$2,011	$1,839	$2,932	$2,467	$8,039	$21,383
In 2025, United borrowed $0.5 billion aggregate principal amount from financial institutions to finance the purchase of aircraft. The notes evidencing these borrowings, which are secured by the related aircraft, mature between 2035 and 2037 and bear interest equal to Term SOFR plus a margin with variable rates ranging from 5.29% to 5.39%.
In November 2025, at the request of United, the Greater Orlando Aviation Authority issued its approximately $258 million special purpose airport facilities revenue bonds and loaned the proceeds of such bonds to United pursuant to a loan agreement to finance a portion of the costs of constructing certain airport improvements, including a hangar among other facilities, to be installed and leased by United at Orlando International Airport. The bonds bear interest at 5.25% to 5.50% per annum, payable semiannually, commencing May 1, 2026 through the November 1, 2037 final maturity date. As security for United's obligations under the loan agreement, United also entered into a leasehold mortgage which grants to the trustee of the bonds (acting on behalf of the bondholders) a lien on United's interest in the leased premises and any improvements thereon owned by or leased to United. As of December 31, 2025, United had recorded approximately $71 million related to this debt.

On July 7, 2025, Mileage Plus Holdings, LLC ("MPH"), a direct wholly owned subsidiary of United, and Mileage Plus Intellectual Property Assets, Ltd., an indirect wholly owned subsidiary of MPH ("MIPA" and, together with MPH, the "Issuers"), redeemed in full (the "Redemption") all $1.52 billion aggregate principal amount of the Issuers' outstanding MileagePlus 6.5% senior secured notes due 2027 (the "MileagePlus Senior Secured Notes"), which were secured by substantially all of the assets of the Issuers and their subsidiaries. As a result of the Redemption and the July 2024 voluntarily prepayment in full of the $1.80 billion outstanding principal balance of the secured term loan facility, which was secured ratably with the MileagePlus Senior Secured Notes, all indebtedness secured by the MileagePlus assets have been fully repaid.
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit our ability under certain circumstances to create liens on collateral, make certain dividends, stock repurchases, restricted investments and other restricted payments, and consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. Our debt agreements also contain events of default customary for similar financings including, in certain cases, cross-payment default and cross-acceleration to other material indebtedness. Certain of our debt agreements contain financial covenants that require the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, certain liquid and short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding debt secured by such collateral on a senior basis of 1.6 to 1.0, tested semi-annually. As of December 31, 2025, the Company was in compliance with its debt covenants under these agreements.
On February 2, 2026, UAL issued, in a public offering, $1,000,000,000 principal amount of its 5.375% Senior Notes due 2031 (the "2031 Notes"), which are guaranteed by United. The 2031 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 5.375% per annum, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2026 and maturing on March 1, 2031. UAL, at its option, may redeem the 2031 Notes at any time prior to September 1, 2030, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2031 Notes to be redeemed and (2) a make-whole amount, if any, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. At any time on or after September 1, 2030, UAL may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.
On February 3, 2026, the Company entered into Amendment No. 4 to Term Loan Credit and Guaranty Agreement (2024 Term Loans) that lowered the margin on its interest rate to 1.75%, in the case of Term SOFR Rate (as such term is defined in the Term Loan Credit and Guaranty Agreement, dated as of April 21, 2021, as amended) loans, and 0.75%, in the case of loans at other market rates.
On February 6, 2026, UAL issued, in a public offering, $1,000,000,000 principal amount of its 4.875% Senior Notes due 2029 (the "2029 Notes"), which are guaranteed by United. The 2029 Notes, issued at a price of 100% of their principal amount, bear interest at a rate of 4.875% per annum, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2026 and maturing on March 1, 2029. UAL, at its option, may redeem the 2029 Notes at any time prior to December 1, 2028, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed and (2) a make-whole amount, if any, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. At any time on or after December 1, 2028, UAL may redeem the 2029 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.
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
Lease Cost. The Company's lease cost for the years ended December 31 included the following components (in millions):

	2025	2024	2023
Operating lease cost	$894	$855	$925
Variable and short-term lease cost	4,003	3,592	3,028
Amortization of finance lease assets	86	62	52
Interest on finance lease liabilities	15	16	20
Sublease income	(33)	(35)	(39)
Total lease cost	$4,964	$4,490	$3,986
Lease Terms and Commitments. United's leases include aircraft leases for aircraft that are directly leased by United and aircraft that are operated by regional carriers on United's behalf under CPAs (but excluding aircraft owned by United) and non-aircraft leases. Aircraft operating leases relate to leases of 81 mainline and 217 regional aircraft while finance leases relate to leases of 27 mainline and 11 regional aircraft. United's aircraft leases have remaining lease terms of up to 12 years with expiration dates ranging from 2026 through 2037. Under the terms of most aircraft leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at a percentage of cost.
In addition, United also has 63 leases of Boeing 737 MAX, Boeing 787 and Airbus A321neo aircraft under various sale-leaseback transactions. These transactions did not qualify as a sale under the applicable accounting guidance, and, as such, the associated aircraft remain on the Company's consolidated balance sheet as part of Operating property and equipment, net. The related obligations are recorded in Current maturities of long-term debt, finance leases, and other financial liabilities and Long-term debt, finance leases, and other financial liabilities. These aircraft leases have remaining lease terms of 7 years to 11 years with expiration dates ranging from 2032 through 2037.
Non-aircraft leases have remaining lease terms of 1 month to 32 years.
The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases, recorded on the balance sheet, as of December 31, 2025 (in millions):

	Operating Leases	Finance Leases
2026	$929	$101
2027	1,123	241
2028	941	148
2029	745	21
2030	790	2
After 2030	3,642	2
Minimum lease payments	8,170	516
Imputed interest	(2,121)	(42)
Present value of minimum lease payments	6,048	474
Less: current maturities of lease obligations	(631)	(96)
Long-term lease obligations	$5,417	$378

The table below presents the Company's future contractual lease payments at December 31, 2025 under then-outstanding sale and leaseback agreements that did not qualify as a sale under the applicable accounting guidance (in millions):

Other Financial Liabilities
2026	$398
2027	563
2028	236
2029	235
2030	232
After 2030	2,704
4,368
Imputed interest	(1,120)
Current maturities of other financial liabilities	(235)
Other financial liabilities	$3,014
In November 2024, at the request of United, the City of Houston, Texas issued special facility revenue bonds in the par amount of approximately $1.1 billion (the "IAH SFRBs") to fund a portion of the costs of construction, reconfiguration and redevelopment of portions of Terminal B at George Bush Intercontinental Airport. The IAH SFRBs have interest rates ranging from 5.25% to 5.50% per annum, payable semiannually, commencing in July 2025 through the July 2039 maturity date of the IAH SFRBs. United is accounting for the lease payments related to these IAH SFRBs as an operating lease recognized as a right-of-use asset and lease liability on the Company's balance sheet.
As of December 31, 2025, we had entered into leases with rental obligations of approximately $6.6 billion for several mainline aircraft, regional aircraft under CPAs, airport facilities, including the lease associated with the IAH SFRBs described above, and office space, none of which had commenced as of such date. These leases will commence between 2026 and 2028 with lease terms of up to 28 years.
Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate United's incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31:

	2025	2024
Weighted-average remaining lease term - operating leases	11 years	11 years
Weighted-average remaining lease term - finance leases	2 years	2 years
Weighted-average remaining lease term - other financial liabilities	9 years	10 years
Weighted-average discount rate - operating leases	6.0%	5.9%
Weighted-average discount rate - finance leases	5.3%	5.9%
Weighted-average interest rate - other financial liabilities	5.8%	5.3%

The table below presents supplemental cash flow information related to leases during the years ended December 31 (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$971	$851	$874
Operating cash flows for finance leases	15	15	21
Financing cash flows for finance leases	174	269	311

NOTE 12 - COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Purchase Commitments. The table below summarizes United's firm commitments as of December 31, 2025, which include aircraft and related spare engines, aircraft improvements and non-aircraft commitments (in billions):

	2026	2027	2028	2029	2030	After 2030	Total
Purchase commitments	$12.6	$5.6	$7.4	$9.0	$8.7	$13.8	$57.0
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
Regional CPAs. United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable rate adjustment based on agreed performance metrics, subject to annual adjustments. The fees are based on rates multiplied by specific operating statistics (e.g., block hours, departures), as well as fixed monthly amounts. Under these CPAs, the Company is also responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In some cases, the Company owns some or all of the aircraft subject to the CPA and leases such aircraft to the regional carrier. United's CPAs are for 424 regional aircraft as of December 31, 2025, and the CPAs have terms expiring through 2037. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United and operated by the regional carriers. In 2025, United amended several of its CPAs with certain of its regional carriers to amend the contractually agreed fees (carrier costs) paid to those carriers, modify the terms for certain aircraft, and modify service entry dates for certain new aircraft.
United recorded approximately $1.1 billion, $1.1 billion and $1.1 billion in expenses related to its CPAs with its regional carriers in which United is a minority shareholder, for the years ended December 31, 2025, 2024 and 2023, respectively. United had prepaid assets and accounts and notes receivables with combined carrying values of $82 million and $52 million with these companies, as of December 31, 2025 and 2024, respectively. There were $165 million and $110 million of liabilities due to these companies as of December 31, 2025 and 2024, respectively. The CPAs with these related parties were executed in the ordinary course of business.
Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of operating leases in Note 11. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude certain variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2025, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

	2026	2027	2028	2029	2030	After 2030	Total
Future commitments under CPAs	$2.9	$2.9	$2.8	$2.3	$1.9	$6.2	$18.9
As of December 31, 2025, United had 194 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2037. These call options are exercisable upon wrongful termination or breach of contract, among other conditions.
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. The Company records liabilities for legal and environmental claims when it is probable that a loss has been incurred and the amount is reasonably estimable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition. As of December 31, 2025, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that its defenses and assertions in pending legal proceedings have merit and the ultimate disposition of any pending matter will not materially affect the Company's financial position, results of operations or cash flows, except as described below.
Dispute with Rolls-Royce
In 2010, the Company entered into agreements with Rolls-Royce for engine purchases and related maintenance services for certain widebody aircraft. In 2017, the Company paid Rolls-Royce a $175 million commitment payment under those agreements. In December 2025, following a breach by Rolls-Royce, the Company issued a demand for payment representing the commitment payment plus contractual escalation. Rolls-Royce did not make the demanded payment. Rolls-Royce subsequently terminated the referenced agreements with the Company and asserted that the Company breached the agreements. The Company has disputed that Rolls-Royce properly terminated the agreements. Each of the parties contends that the other owes it damages.
The Company has taken steps to recover the amounts it believes Rolls-Royce owes the Company, along with other damages to which the Company believes it is entitled. No assurance can be given that the Company will recover the funds it believes it is owed, or to the ultimate outcome of this matter. The Company is also considering further implications of this dispute with respect to other parties. At this time, the Company has determined that a loss is neither probable nor reasonably estimable due to the preliminary nature of this matter. Additionally, the Company has not recognized any gains for this matter as of December 31, 2025. To the extent to which such amounts are determined to be realizable in the future, those gains would be recorded in the period such determination is made.
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
As of December 31, 2025, United is the guarantor of approximately $2.8 billion in aggregate principal amount of tax-exempt special facility revenue bonds and interest thereon. These bonds, which in most instances are issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with these obligations are accounted for as operating leases and the related obligations are included in our lease related disclosures in Note 11. All of these bonds mature between 2026 and 2041.
As of December 31, 2025, United had $395 million of surety bonds securing various insurance-related obligations with expiration dates through 2029.
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on SOFR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2025, the Company had $8.6 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions with remaining terms of up to approximately 12 years and an aggregate balance of $5.4 billion, the Company bears the risk of any change in tax laws that would subject loan payments thereunder to withholding taxes, subject to customary exclusions.
Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through various debt obligations. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on these debt obligations. As of December 31, 2025, approximately $2.9 billion principal amount of such loans was secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2025, the Company's contingent exposure was approximately $513 million principal amount of such obligations based on its recent consortia participation. The Company's contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when these obligations are paid in full, which ranges from 2027 to 2056. The Company concluded it was not necessary to record a liability for these indirect guarantees.
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
Labor Negotiations. As of December 31, 2025, United, including its subsidiaries, had approximately 113,200 employees. Approximately 83% of United's employees were represented by various U.S. labor organizations.
In May 2025, the Company reached a Tentative Agreement ("TA") with its employees represented by the Association of Flight Attendants ("AFA") regarding an agreement that became amendable in August 2021. The TA included improvements with respect to scheduling, reserve requirements and other quality of life improvements, as well as pay rate increases during its five-year term. The TA also included a provision for a one-time payment to employees represented by the AFA upon ratification. In the second quarter of 2025, the Company recorded, in Special charges, $561 million of expenses related to this ratification payment. On July 29, 2025, the Company's employees represented by the AFA voted against ratification of the TA. As of the date of this report, the Company and the AFA continue their negotiations for a revised TA.
NOTE 13 - SPECIAL CHARGES (CREDITS)
For the years ended December 31, operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	2025	2024	2023
Labor contract ratification bonuses	$561	$—	$814
(Gains) losses on sale of assets and other special charges	(303)	112	135
Total operating special charges	259	112	949
Nonoperating unrealized (gains) losses on investments, net	(4)	199	(27)
Nonoperating debt extinguishment and modification fees	20	128	11
Total nonoperating special charges and unrealized (gains) losses on investments, net	16	327	(16)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net	274	439	933
Income tax benefit, net of valuation allowance	(136)	(54)	(214)
Total operating and nonoperating special charges and unrealized (gains) losses on investments, net of income taxes	$138	$385	$719
Operating and nonoperating special charges (credits) and unrealized (gains) losses on investments included the following:
During 2025, the Company recorded a $561 million special charge in connection with a proposed labor contract ratification payment for the Company's employees represented by the AFA. See Note 12 for more information related to this labor contract.
During 2025, the Company recorded $303 million of net gains on sale of assets and other special charges, which were primarily comprised of $427 million of gains on various aircraft sale-leaseback transactions, partially offset by $125 million in other charges mainly consisting of certain one-time expenses related to the Three Party Agreement in connection with the merger between Mesa and Legacy Republic and write-offs related to various cancelled projects.
During 2025, the Company recorded $20 million of charges related to the prepayment in full of the outstanding principal balance of the MileagePlus senior secured notes in July 2025. See Note 10 for more information related to this prepayment.
During 2024, the Company recorded $128 million of charges related to the prepayment in full of the outstanding principal balance of the MileagePlus Term Loan in July 2024, the refinancing of its 2021 term loans in February 2024 and a partial prepayment of the 2024 Term Loans.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2025, disclosure controls and procedures were effective.
Management's Reports on Internal Control Over Financial Reporting
UAL and United Management's Reports on Internal Control Over Financial Reporting are included herein.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company's financial statements included in this Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2025
During the three months ended December 31, 2025, there was no change in UAL's or United's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Airlines Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited United Airlines Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2025 consolidated financial statements and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
February 12, 2026

United Airlines Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 12, 2026
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting
February 12, 2026
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
Under the supervision and with the participation of management, including United's Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United's Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2025.
This annual report does not include an attestation report of United's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by United's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit United to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION.
(a)None.
(b)During the three months ended December 31, 2025, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Reference is made to the 2026 Proxy Statement with respect to information about UAL's directors under the principal heading "Item 1 – Election of Directors", including under the subheadings "Director Biographical information" and "Director Qualifications", and information about UAL's corporate governance under the subheadings "Board Selection and Election" and "How the Board is Organized" under the principal heading "Board and Corporate Governance Matters" in the 2026 Proxy Statement, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
The information required by Item 10 with respect to UAL's and United's executive officers has been included in Part I of this Form 10-K under the caption "Information about Our Executive Officers" and is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
Reference is made to information with respect to UAL's non-compliance with Section 16(a) of the Exchange Act, if applicable, under the subheading "Delinquent Section 16(a) Reports" under the principal heading "Securities Ownership" in the 2026 Proxy Statement, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10 with respect to UAL.
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
Insider Trading Policy. The Company has adopted an insider trading policy that governs the purchase, sale and any other dispositions of the Company's securities by the Company's directors, officers and employees and by UAL itself. The Company believes that this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the Nasdaq listing standards. A copy of the United Airlines Holdings, Inc. Securities Trading Policy is filed as Exhibit 19 to this report.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION.
Reference is made to the 2026 Proxy Statement with respect to information about UAL's executive and director compensation and certain related matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2026 Proxy Statement with respect to the security ownership of certain beneficial owners and management and certain equity compensation plan information, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12 with respect to UAL.
Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Reference is made to the 2026 Proxy Statement with respect to information about certain relationships and related transactions and director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13 with respect to UAL.
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
Any requests for audit and tax services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and services cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific preapproval between meetings, as necessary, has been delegated to the Chair of the Audit Committee. The Chair must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2025 and 2024 non-audit services provided by Ernst & Young LLP, the Company's independent registered public accounting firm, are compatible with maintaining auditor independence and concluded that such services were compatible with maintaining Ernst & Young LLP's independence.
All of the services in 2025 and 2024 under the Audit Fees and Tax Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.
The aggregate fees billed for professional services rendered by the Company's independent auditors in 2025 and 2024 are as follows (in thousands):

Service	2025	2024
Audit Fees	$5,478	$4,768
Tax Fees	10	42
Total Fees	$5,488	$4,810
Audit Fees. For 2025 and 2024, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of the Company and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United Airlines, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
Tax Fees. Tax fees for 2025 and 2024 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters and review of U.S. and international tax impacts of certain transactions, exclusive of tax services rendered in connection with the audit.

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

4.3	UAL United
Promissory Note, dated as of January 15, 2021, among United Airlines Holdings, Inc., United Airlines, Inc., as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

4.4	UAL United
Indenture, dated as of April 21, 2021, among United Airlines, Inc., United Airlines Holdings, Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (filed as Exhibit 4.1 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.5	UAL United	Form of 4.375% Senior Secured Notes due 2026 (filed as Exhibit 4.2 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.6	UAL United	Form of Notation of Guarantee for the 4.375% Senior Secured Notes due 2026 (filed as Exhibit 4.3 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.7	UAL United	Form of 4.625% Senior Secured Notes due 2029 (filed as Exhibit 4.4 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.8	UAL United	Form of Notation of Guarantee for the 4.625% Senior Secured Notes due 2029 (filed as Exhibit 4.5 to UAL's Form 8-K filed April 22, 2021 and incorporated herein by reference)

4.9	UAL United
Promissory Note, dated as of April 29, 2021, among United Airlines Holdings, Inc., United Airlines, Inc., as guarantor, and the United States Department of the Treasury (filed as Exhibit 4.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

4.10	UAL United
Sixth Supplemental Indenture, dated as of February 2, 2026, among United Airlines Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL's Form 8-K filed February 2, 2026 and incorporated herein by reference)

4.11	UAL United	Form of 5.375% Senior Notes due 2031 (filed as Exhibit 4.3 to UAL's Form 8-K filed February 2, 2026 and incorporated herein by reference)

4.12	UAL United	Form of Notation of Note Guarantee for the 5.375% Senior Notes due 2031 (filed as Exhibit 4.4 to UAL's Form 8-K filed February 2, 2026 and incorporated herein by reference)

4.13	UAL United
Seventh Supplemental Indenture, dated as of February 6, 2026, among United Airlines Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL's Form 8-K filed February 6, 2026 and incorporated herein by reference)

4.14	UAL United	Form of 4.875% Senior Notes due 2029 (filed as Exhibit 4.3 to UAL's Form 8-K filed February 6, 2026 and incorporated herein by reference)

4.15	UAL United	Form of Notation of Note Guarantee for the 4.875% Senior Notes due 2029 (filed as Exhibit 4.4 to UAL's Form 8-K filed February 6, 2026 and incorporated herein by reference)

4.16	UAL
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

4.19	UAL
Amendment No. 3 to Tax Benefits Preservation Plan, dated as of April 22, 2024, by and between United Airlines Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.4 to UAL's Form 8-A/A filed on April 23, 2024 and incorporated herein by reference)

4.20	UAL United	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Material Contracts

†10.1	UAL
Agreement, dated as of April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL's Form 8-K filed April 20, 2016 and incorporated herein by reference)

†10.2	UAL	United Airlines Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2025)

†10.3	UAL
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

†10.6	UAL
First Amendment to the UAL Corporation 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL's Definitive Proxy Statement filed April 26, 2013 and incorporated herein by reference)

†10.7	UAL
Second Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

†10.8	UAL
United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2016) (filed as Exhibit 10.28 to UAL's Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

†10.9	UAL
United Continental Holdings, Inc. Executive Severance Plan (amended and restated effective December 6, 2023) (filed as Exhibit 10.10 to UAL's Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)

†10.10	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2017 and incorporated herein by reference)

†10.11	UAL
Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference)

†10.12	UAL
United Airlines Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective May 24, 2023) (filed as Exhibit 10.2 to UAL's Form 8-K filed May 30, 2023 and incorporated herein by reference)

†10.13	UAL
Form of Share Unit Award Notice pursuant to the United Airlines Holdings, Inc. 2006 Director Equity Incentive Plan (for awards granted on or after May 2025) (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference)

†10.14	UAL	United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 28, 2021 and incorporated herein by reference)

†10.15	UAL
First Amendment to United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 30, 2023 and incorporated herein by reference)

†10.16	UAL
Second Amendment to the United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed May 29, 2024 and incorporated herein by reference)

†10.17	UAL
Form of Restricted Stock Unit Award Notice pursuant to the 2021 Incentive Compensation Plan (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)

†10.18	UAL
Form of Performance-Based RSU Award Notice pursuant to the 2021 Incentive Compensation Plan (filed as Exhibit 10.20 to UAL's Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)

†10.19	UAL
Form of Performance-Based RSU Award Notice pursuant to the United Airlines Holdings, Inc. 2021 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)

^10.20	UAL United
Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.21	UAL United
Amendment No. 1, dated as of July 18, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)

^10.22	UAL United
Amendment No. 2, dated as of December 3, 2019, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

^10.23	UAL United
Amendment No. 3, dated as of December 8, 2022, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.35 to UAL's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

^10.24	UAL United
Amendment No. 4, effective as of September 29, 2023, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc., (filed as Exhibit 10.36 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.25	UAL United
Amendment No. 5, dated as of December 26, 2024, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.30 to UAL's Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)

^10.26	UAL United
Amendment No. 6, dated as of March 31, 2025, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2025 and incorporated herein by reference)

^10.27	UAL United
Amendment No. 7, dated as of June 30, 2025, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference)

^10.28	UAL United
Amendment No. 8, dated as of September 24, 2025, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including a letter agreement related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2025 and incorporated herein by reference)

^10.29	UAL United
Amendment No. 9, dated as of December 23, 2025, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including a letter agreement related thereto, between Airbus S.A.S. and United Airlines, Inc.

^10.30	UAL United
Aircraft General Terms Agreement, dated as of October 10, 1997, by and among Continental Airlines, Inc. and The Boeing Company (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.31	UAL United
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

^10.46	UAL United
Supplemental Agreement No. 14 to Purchase Agreement No. 03776, dated as of June 30, 2020, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference)

^10.47	UAL United
Supplemental Agreement No. 15 to Purchase Agreement No. 03776, dated as of February 26, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.17 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.48	UAL United
Supplemental Agreement No. 16 to Purchase Agreement No. 03776, dated as of June 27, 2021, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference)

^10.49	UAL United
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

^10.52	UAL United
Supplemental Agreement No. 20 to Purchase Agreement No. 03776, dated as of June 30, 2022, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference)

^10.53	UAL United
Supplemental Agreement No. 21 to Purchase Agreement No. 03776, dated as of December 15, 2023, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.55 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

^10.54	UAL United
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

^10.74	UAL United
Amendment No. 4 to the A320 Family Purchase Agreement, dated as of July 1, 2022, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.76 to UAL's Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

^10.75	UAL United
Amendment No. 5 to the A320 Family Purchase Agreement, effective as of September 30, 2023, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.37 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.76	UAL United
Amendment No. 6 to the A320 Family Purchase Agreement, dated as of July 16, 2024, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2024 and incorporated herein by reference)

^10.77	UAL United
Amendment No. 7 to the A320 Family Purchase Agreement, effective as of March 6, 2025, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2025 and incorporated herein by reference)

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
Supplemental Agreement No. 14 to Purchase Agreement No. 04815, dated as of October 24, 2024, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.107 to UAL's Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)

^10.108	UAL United	Supplemental Agreement No. 15 to Purchase Agreement No. 04815, dated as of December 30, 2025, between The Boeing Company and United Airlines, Inc.

^10.109	UAL United
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

^10.111	UAL United
Letter Agreement No. 22004729R1, dated as of September 28, 2023, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03860, 04815 and 02484) (filed as Exhibit 10.35 to UAL's Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference)

^10.112	UAL United
Letter Agreement No. UAL-NM-2404793, dated as of October 24, 2024, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement No. 04815) (filed as Exhibit 10.111 to UAL's Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)

10.113	UAL United
Payroll Support Program Agreement, dated as of April 20, 2020, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 23, 2020 and incorporated herein by reference)

10.114	UAL United
Payroll Support Program Extension Agreement, dated as of January 15, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed January 20, 2021 and incorporated herein by reference)

10.115	UAL United
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

10.116	UAL United
Amendment No. 2 to Term Loan Credit and Guaranty Agreement, dated as of February 22, 2024, among United Airlines, Inc., United Airlines Holdings, Inc., and JPMorgan Chase Bank, N.A., as fronting lender and replacement lender and as administrative agent (filed as Exhibit 10.2 to UAL's Form 8-K filed February 22, 2024 and incorporated herein by reference)

10.117	UAL United
Amendment No. 3 to Term Loan Credit and Guaranty Agreement, dated as of November 1, 2024, among United Airlines, Inc., United Airlines Holdings, Inc., and JPMorgan Chase Bank, N.A., as fronting lender and as administrative agent

10.118	UAL United
Amendment No. 4 to Term Loan Credit and Guaranty Agreement, dated as of February 3, 2026, among United Airlines, Inc., United Airlines Holdings, Inc., and JPMorgan Chase Bank, N.A., as fronting lender and as administrative agent

10.119	UAL United
Payroll Support Program 3 Agreement, dated as of April 29, 2021, between United Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to UAL's Form 8-K filed April 30, 2021 and incorporated herein by reference)

10.120	UAL United
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

10.121	UAL United
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

^10.122	UAL United
Letter Agreement No. 2401454, dated as of April 14, 2024, between The Boeing Company and United Airlines, Inc. (related to Purchase Agreement Nos. 03776 and 04761) (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference)

^10.123	UAL United
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
The following financial statements from the combined Annual Report of UAL and United on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity (Deficit) and (vi) Combined Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

UNITED AIRLINES HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Michael Leskinen
Michael Leskinen
Executive Vice President and Chief Financial Officer

Date:	February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Michael Leskinen	Executive Vice President and Chief Financial Officer
Michael Leskinen	(Principal Financial Officer)

/s/ Brigitte Bokemeier	Vice President and Controller
Brigitte Bokemeier	(Principal Accounting Officer)

/s/ Rosalind G. Brewer	Director
Rosalind G. Brewer

/s/ Michelle Freyre	Director
Michelle Freyre

/s/ Matthew Friend	Director
Matthew Friend

/s/ Barney Harford	Director
Barney Harford

/s/ Michele J. Hooper	Director
Michele J. Hooper

/s/ Walter Isaacson	Director
Walter Isaacson

/s/ Richard Johnsen	Director
Richard Johnsen

/s/ Brian Noyes	Director
Brian Noyes

/s/ Edward M. Philip	Director
Edward M. Philip

/s/ Edward L. Shapiro	Director
Edward L. Shapiro

/s/ Laysha Ward	Director
Laysha Ward

/s/ James M. Whitehurst	Director
James M. Whitehurst

Date:	February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ J. Scott Kirby	Chief Executive Officer, Director
J. Scott Kirby	(Principal Executive Officer)

/s/ Michael Leskinen	Executive Vice President and Chief Financial Officer, Director
Michael Leskinen	(Principal Financial Officer)

/s/ Brigitte Bokemeier	Vice President and Controller
Brigitte Bokemeier	(Principal Accounting Officer)

/s/ Brett J. Hart	Director
Brett J. Hart

Date:	February 12, 2026