Form 10-Q
period 2026-03-31
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2026-04-22
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter	Principal Executive Office Address			Telephone Number		State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Airlines Holdings, Inc.	233 South Wacker Drive,			(872)	825-4000	Delaware	36-2675207
		Chicago,	Illinois	60606

001-10323	United Airlines, Inc.	233 South Wacker Drive,			(872)	825-4000	Delaware	74-2099724
		Chicago,	Illinois	60606
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
United Airlines Holdings, Inc.	Common Stock, $0.01 par value	UAL	The Nasdaq Stock Market LLC
	Preferred Stock Purchase Rights	None	The Nasdaq Stock Market LLC
United Airlines, Inc.	None	None	None
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

United Airlines Holdings, Inc.	☐
United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒
United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of April 16, 2026 is shown below:

United Airlines Holdings, Inc.	324,569,728	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating revenue:
Passenger revenue	$13,166	$11,860
Cargo revenue	422	429
Other operating revenue	1,020	923
Total operating revenue	14,608	13,213

Operating expense:
Salaries and related costs	4,562	4,155
Aircraft fuel	3,041	2,701
Landing fees and other rent	948	873
Aircraft maintenance materials and outside repairs	854	731
Depreciation and amortization	756	727
Regional capacity purchase	692	650
Distribution expenses	522	496
Aircraft rent	83	51
Special charges (credits)	(389)	(108)
Other operating expenses	2,542	2,326
Total operating expense	13,611	12,605
Operating income	997	607

Nonoperating income (expense):
Interest expense	(327)	(356)
Interest income	135	164
Interest capitalized	54	48
Unrealized losses on investments, net	(13)	(21)
Miscellaneous, net	24	36
Total nonoperating expense, net	(127)	(129)
Income before income taxes	870	478
Income tax expense	172	91
Net income	$699	$387

Earnings per share, basic	$2.16	$1.18
Earnings per share, diluted	$2.14	$1.16

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$699	$387

Other comprehensive income (loss), net of tax:
Employee benefit plans	(14)	(26)
Investments and other	(11)	3
Total other comprehensive loss, net of tax	(25)	(23)

Total comprehensive income, net	$674	$364

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$7,869	$5,942
Short-term investments	6,298	6,298
Receivables, net	2,660	2,391
Aircraft fuel, spare parts and supplies, net	1,718	1,556
Prepaid expenses and other	847	671
Total current assets	19,392	16,857
Operating property and equipment, net	47,071	46,121
Operating lease right-of-use assets	5,740	4,958
Goodwill	4,527	4,527
Intangible assets, net	2,650	2,655
Investments in affiliates and other, net	1,561	1,330
Total noncurrent assets	61,549	59,591
Total assets	$80,941	$76,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,377	$4,567
Accrued salaries and benefits	3,071	3,900
Advance ticket sales	11,670	8,131
Frequent flyer deferred revenue	3,832	3,721
Current maturities of long-term debt, finance leases, and other financial liabilities	2,253	4,426
Current maturities of operating leases	748	631
Other	830	757
Total current liabilities	27,781	26,133
Long-term debt, finance leases, and other financial liabilities	21,940	20,562
Long-term obligations under operating leases	6,030	5,417
Frequent flyer deferred revenue	4,103	4,056
Pension and postretirement benefit liability	1,077	1,058
Deferred income taxes	2,617	2,463
Other	1,518	1,478
Total noncurrent liabilities	37,284	35,033
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 324,603,702 and 323,470,682 shares at March 31, 2026 and December 31, 2025, respectively	4	4
Additional capital invested	8,843	8,911
Stock held in treasury, at cost	(3,724)	(3,773)
Retained earnings	10,730	10,092
Accumulated other comprehensive income	23	48
Total stockholders' equity	15,876	15,282
Total liabilities and stockholders' equity	$80,941	$76,448
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net cash provided by operating activities	$4,799	$3,710

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,672)	(1,233)
Purchases of short-term and other investments	(2,356)	(2,246)
Proceeds from sale of short-term and other investments	2,269	2,023
Proceeds from sale of property and equipment	9	29
Other, net	(144)	(35)
Net cash used in investing activities	(1,894)	(1,462)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	2,233	(3)
Payments of long-term debt, finance leases and other financial liabilities	(3,092)	(1,011)
Repurchases of common stock	(27)	(349)
Other, net	(90)	(94)
Net cash used in financing activities	(976)	(1,457)
Net increase in cash, cash equivalents and restricted cash	1,929	791
Cash, cash equivalents and restricted cash at beginning of the period	6,081	8,946
Cash, cash equivalents and restricted cash at end of the period (a)	$8,011	$9,737

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$902	$419
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	23	(1)
Operating leases converted to finance leases	24	—
Investment interests received in exchange for loans, goods and services	50	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$7,869	$9,370
Restricted cash in Prepaid expenses and other	—	200
Restricted cash in Investments in affiliates and other, net	142	167
Total cash, cash equivalents and restricted cash	$8,011	$9,737

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2025	323.5	$4	$8,911	$(3,773)	$10,092	$48	$15,282
Net income	—	—	—	—	699	—	699
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Stock-settled share-based compensation	—	—	36	—	—	—	36
Repurchases of common stock	(0.3)	—	—	(27)	—	—	(27)
Stock issued for share-based awards, net of shares withheld for tax	1.4	—	(104)	76	(60)	—	(88)
Balance at March 31, 2026	324.6	$4	$8,843	$(3,724)	$10,730	$23	$15,876

Balance at December 31, 2024	327.9	$4	$8,980	$(3,377)	$6,880	$188	$12,675
Net income	—	—	—	—	387	—	387
Other comprehensive loss	—	—	—	—	—	(23)	(23)
Stock-settled share-based compensation	—	—	28	—	—	—	28
Repurchases of common stock	(3.8)	—	—	(356)	—	—	(356)
Share issued for settlement of warrants	1.8	—	(99)	133	(34)	—	—
Stock issued for share-based awards, net of shares withheld for tax	1.6	—	(96)	98	(96)	—	(94)
Balance at March 31, 2025	327.5	$4	$8,813	$(3,502)	$7,137	$164	$12,616

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2026	2025
Operating revenue:
Passenger revenue	$13,166	$11,860
Cargo revenue	422	429
Other operating revenue	1,020	923
Total operating revenue	14,608	13,213

Operating expense:
Salaries and related costs	4,562	4,155
Aircraft fuel	3,041	2,701
Landing fees and other rent	948	873
Aircraft maintenance materials and outside repairs	854	731
Depreciation and amortization	756	727
Regional capacity purchase	692	650
Distribution expenses	522	496
Aircraft rent	83	51
Special charges (credits)	(389)	(108)
Other operating expenses	2,542	2,326
Total operating expense	13,611	12,605
Operating income	998	608

Nonoperating income (expense):
Interest expense	(327)	(356)
Interest income	135	164
Interest capitalized	54	48
Unrealized losses on investments, net	(13)	(21)
Miscellaneous, net	24	36
Total nonoperating expense, net	(127)	(129)
Income before income taxes	871	479
Income tax expense	172	91
Net income	$699	$388
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$699	$388

Other comprehensive income (loss), net of tax:
Employee benefit plans	(14)	(26)
Investments and other	(11)	3
Total other comprehensive loss, net of tax	(25)	(23)

Total comprehensive income, net	$674	$365
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$7,869	$5,942
Short-term investments	6,298	6,298
Receivables, net	2,660	2,391
Aircraft fuel, spare parts and supplies, net	1,718	1,556
Prepaid expenses and other	847	671
Total current assets	19,392	16,857
Operating property and equipment, net	47,071	46,121
Operating lease right-of-use assets	5,740	4,958
Goodwill	4,527	4,527
Intangible assets, net	2,650	2,655
Investments in affiliates and other, net	1,561	1,330
Total noncurrent assets	61,549	59,591
Total assets	$80,941	$76,448
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$5,377	$4,567
Accrued salaries and benefits	3,071	3,900
Advance ticket sales	11,670	8,131
Frequent flyer deferred revenue	3,832	3,721
Current maturities of long-term debt, finance leases, and other financial liabilities	2,253	4,426
Current maturities of operating leases	748	631
Other	828	754
Total current liabilities	27,778	26,130
Long-term debt, finance leases, and other financial liabilities	21,940	20,562
Long-term obligations under operating leases	6,030	5,417
Frequent flyer deferred revenue	4,103	4,056
Pension and postretirement benefit liability	1,077	1,058
Deferred income taxes	2,647	2,493
Other	1,518	1,478
Total noncurrent liabilities	37,315	35,064
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2026 and December 31, 2025	—	—
Additional capital invested	794	760
Retained earnings	13,541	12,842
Accumulated other comprehensive income	23	48
Payable to parent	1,489	1,604
Total stockholder's equity	15,848	15,254
Total liabilities and stockholder's equity	$80,941	$76,448

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net cash provided by operating activities	$4,684	$3,267

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(1,672)	(1,233)
Purchases of short-term and other investments	(2,356)	(2,246)
Proceeds from sale of short-term and other investments	2,269	2,023
Proceeds from sale of property and equipment	9	29
Other, net	(144)	(35)
Net cash used in investing activities	(1,894)	(1,462)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	2,233	(3)
Payments of long-term debt, finance leases and other financial liabilities	(3,092)	(1,011)
Other, net	(2)	—
Net cash used in financing activities	(860)	(1,014)
Net increase in cash, cash equivalents and restricted cash	1,929	791
Cash, cash equivalents and restricted cash at beginning of the period	6,081	8,946
Cash, cash equivalents and restricted cash at end of the period (a)	$8,011	$9,737

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$902	$419
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	23	(1)
Operating leases converted to finance leases	24	—
Investment interests received in exchange for loans, goods and services	50	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$7,869	$9,370
Restricted cash in Prepaid expenses and other	—	200
Restricted cash in Investments in affiliates and other, net	142	167
Total cash, cash equivalents and restricted cash	$8,011	$9,737

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at December 31, 2025	$760	$12,842	$48	$1,604	$15,254
Net income	—	699	—	—	699
Other comprehensive loss	—	—	(25)	—	(25)
Stock-settled share-based compensation	36	—	—	—	36
Impact of UAL share repurchase	—	—	—	(27)	(27)
Other	(1)	—	—	(89)	(90)
Balance at March 31, 2026	$794	$13,541	$23	$1,489	$15,848

Balance at December 31, 2024	$617	$9,487	$188	$2,352	$12,644
Net income	—	388	—	—	388
Other comprehensive loss	—	—	(23)	—	(23)
Stock-settled share-based compensation	28	—	—	—	28
Impact of UAL share repurchase	—	—	—	(349)	(349)
Other	—	—	—	(94)	(94)
Balance at March 31, 2025	$645	$9,875	$164	$1,909	$12,593

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
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Some information and footnote disclosures normally included in financial statements have been condensed or omitted as permitted by the U.S. Securities and Exchange Commission (the "SEC"). The UAL and United financial statements should be read in conjunction with the information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K"). The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. The Company's quarterly financial data is subject to seasonal fluctuations, and its second and third quarter financial results have historically reflected higher travel demand than its first and fourth quarter financial results. Due to these fluctuations, quarterly financial results are not necessarily indicative of financial results for the entire year.
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
NOTE 2 - REVENUE RECOGNITION
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (in millions):

	Three Months Ended March 31,
	2026	2025
Domestic (U.S. and Canada)	$8,848	$8,034
Atlantic	2,241	1,899
Pacific	1,945	1,722
Latin America	1,575	1,557
Total	$14,608	$13,213
Advance ticket sales. In the three months ended March 31, 2026 and 2025, the Company recognized approximately $4.6 billion and $4.3 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary services. The Company recognized approximately $1.2 billion and $1.0 billion of ancillary fees within passenger revenue in the three months ended March 31, 2026 and 2025, respectively.

Frequent flyer deferred revenue. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$7,777	$7,441
Miles earned	1,034	919
Travel miles redeemed	(835)	(730)
Non-travel miles redeemed	(42)	(38)
Ending Balance	$7,934	$7,591
In the three months ended March 31, 2026 and 2025, the Company recognized, in Other operating revenue, $870 million and $774 million, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our MileagePlus co-brand agreement with JPMorgan Chase Bank, N.A. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Frequent flyer deferred revenue.
NOTE 3 - EARNINGS PER SHARE
The following table shows the computation of UAL's basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Earnings available to common stockholders	$699	$387

Basic weighted-average shares outstanding	323.9	327.7
Dilutive effect of stock Warrants	—	1.2
Dilutive effect of employee stock awards	2.9	4.1
Diluted weighted-average shares outstanding	326.8	333.0

Earnings per share, basic	$2.16	$1.18
Earnings per share, diluted	$2.14	$1.16
Anti-dilutive stock-based awards that were excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
In 2020 and 2021, the Company issued to the United States Department of the Treasury (the "U.S. Treasury") warrants (the "Warrants") to purchase 9,928,349 shares of UAL common stock in connection with the Payroll Support Program established under Division A, Title IV, Subtitle B of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Payroll Support Program Extension established under Division N, Title IV, Subtitle A of the Consolidated Appropriations Act, 2021, the Payroll Support Program 3 established under Title VII, Subtitle C of the American Rescue Plan Act of 2021, and the Airline Loan Program established under Division A, Title IV, Subtitle A of the CARES Act. In 2024, the holder of the Warrants exercised 6,414,635 of the Warrants in a net share settlement for 2,043,906 shares of UAL common stock. In March 2025, the remaining 3,513,714 Warrants were exercised in a net share settlement for 1,801,430 shares of UAL common stock.
In the three months ended March 31, 2026 and 2025, the Company repurchased, through open market purchases, approximately 0.3 million and 4.0 million shares, respectively, of UAL common stock for a total of approximately $27 million and $356 million, respectively, as part of its share repurchase program. As of March 31, 2026, the dollar value of shares that may yet be purchased under the program was approximately $755 million.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at December 31, 2025	$417		$10	$(379)	$48
Changes in value	—		(12)	3	(9)
Amounts reclassified to earnings	(18)	(b)	(2)	4	(16)
Balance at March 31, 2026	$399		$(4)	$(372)	$23

Balance at December 31, 2024	$607		$—	$(419)	$188
Changes in value	(2)		4	—	2
Amounts reclassified to earnings	(31)	(b)	(1)	7	(25)
Balance at March 31, 2025	$574		$3	$(412)	$164

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

NOTE 5 - INCOME TAXES
The Company's effective tax rates for the three months ended March 31, 2026 and 2025 were 19.7% and 19.0%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items.
NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2026	2025	2026	2025
Service cost	$33	$32	$2	$1	Salaries and related costs
Interest cost	64	61	7	8	Miscellaneous, net
Expected return on plan assets	(80)	(68)	—	—	Miscellaneous, net
Amortization of unrecognized (gain) loss	—	(2)	(7)	(8)	Miscellaneous, net
Amortization of prior service credit	—	—	(11)	(22)	Miscellaneous, net
Total	$17	$23	$(9)	$(21)

NOTE 7 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents the value of financial assets measured at fair value on a recurring basis in the Company's financial statements (in millions):

	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,869	$7,869	$—	$—	$5,942	$5,942	$—	$—
Restricted cash — noncurrent	142	142	—	—	139	139	—	—
Short-term investments:
Corporate debt	3,432	—	3,432	—	3,399	—	3,399	—
U.S. government and agency notes	2,533	—	2,533	—	2,465	—	2,465	—
Other fixed-income securities	333	—	333	—	433	—	433	—
Long-term investments:
Equity securities	123	123	—	—	34	34	—	—
Investments presented in the table above have the same fair value as their carrying amount.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that comprise United's investments in Azul S.A. ("Azul"), Archer Aviation Inc. and Eve Holding, Inc. On February 17, 2026, United, Azul and certain of Azul's subsidiaries entered into an amended and restated investment agreement pursuant to which United agreed to subscribe for $100 million of American Depositary Shares ("ADS"), with each ADS initially representing 500,000 common shares, no par value, of Azul (and with each ADS representing 2 common shares, after taking into account a reverse stock split and ADS ratio change approved March 25, 2026). On February 20, 2026, Azul completed its reorganization process and consequently sold to United approximately 8.7% of the Azul shares issued and outstanding as of that date.
Other fair value information. The table below presents the carrying amounts and estimated fair values of financial instruments not presented in the table above (in millions). Carrying amounts include any related discounts, premiums and issuance costs.

	March 31, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$20,627	$20,781	$—	$13,388	$7,393	$21,266	$21,489	$—	$14,030	$7,458
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair values are based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of March 31, 2026, United holds investments, accounted for using the equity method, with a combined carrying amount of approximately $324 million, including the following:
•Republic Airways Holdings Inc. ("Republic Airways"). United holds an approximately 22% minority interest in Republic Airways, which is the parent company of Republic Airways Inc. ("Republic") and Mesa Airlines, Inc. ("Mesa"). In consideration for United's commitment to facilitate transactions related to the merger between Republic and Mesa on November 25, 2025, the Company received an additional 2,744,348 shares on February 3, 2026, or approximately 5.8% of Republic, for a total ownership interest of approximately 22% of the issued and outstanding common stock of Republic. This investment is subject to contractual transfer restrictions until May 2026. Republic currently operates 66 regional aircraft under capacity purchase agreements ("CPAs") with United that have terms through 2038 and Mesa operates 60 regional aircraft under a CPA with a term through 2036.
•CommuteAir LLC ("CommuteAir"). United owns a 40% minority ownership stake in CommuteAir. CommuteAir currently operates 57 regional aircraft under a CPA with United that has a term through 2028.
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
Other Investments. As of March 31, 2026, United has equity investments in a number of companies including a multinational airline holding company, an independent air carrier and others with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. These investments are recorded at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2026, the carrying amount of these investments was $331 million.
Notes Receivable. As of March 31, 2026, the Company has $54 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, net and the long-term portions are recorded in Investments in affiliates and other, net on the Company's consolidated balance sheets.
NOTE 8 - DEBT
As of March 31, 2026, the Company had $3.0 billion undrawn and available under its revolving credit facility.
The table below presents the Company's contractual principal payments (not including $131 million of unamortized debt discount, premiums and debt issuance costs) as of March 31, 2026 under then-outstanding long-term debt agreements (in millions):

	Last Nine Months of 2026	2027	2028	2029	2030	After 2030	Total
Contractual principal payments	$1,370	$1,910	$1,814	$3,949	$2,486	$9,229	$20,758
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2026, the Company was in compliance with its covenants under these debt agreements.
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
On February 3, 2026, the Company entered into Amendment No. 4 to Term Loan Credit and Guaranty Agreement that lowered the margin on its interest rate from 2.00% to 1.75%, in the case of Term SOFR (as such term is defined in the Term Loan Credit and Guaranty Agreement, dated as of April 21, 2021, as amended) loans, and from 1.00% to 0.75%, in the case of loans at other market rates.
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
On February 24, 2026, United redeemed in full (the "Redemption") all $2.0 billion of aggregate principal amount of its outstanding 4.375% Senior Secured Notes due 2026 (the "Secured Notes"), issued pursuant to an indenture (the "Indenture"), dated as of April 21, 2021, among United, UAL and Wilmington Trust, National Association, as trustee and as collateral trustee. In connection with the Redemption, the Indenture was satisfied and discharged as to the Secured Notes. The Indenture remains in effect as to United's 4.625% Senior Secured Notes due 2029.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
Regional CPAs. During the three months ended March 31, 2026, United amended some of its CPAs with certain of its regional carriers to modify the terms for certain aircraft and amend the contractually agreed fees paid to those carriers. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we do have contractual minimum utilization levels in other CPAs and we have set forth below estimates of our future payments under the CPAs based on our current assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers, or facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude certain variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions, as of March 31, 2026, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

	Last Nine Months of 2026	2027	2028	2029	2030	After 2030	Total
Future commitments under CPAs	$2.1	$3.3	$3.0	$2.5	$2.2	$6.1	$19.3
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate (SOFR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2026, the Company had $8.5 billion of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions with remaining terms of up to approximately 12 years and an aggregate balance of $5.3 billion, the Company bears the risk of any change in tax laws that would subject loan payments thereunder to withholding taxes, subject to customary exclusions.
Labor. As of March 31, 2026, the Company had approximately 115,600 employees, of whom approximately 83% were represented by various U.S. labor organizations.
In March 2026, the Company reached a new Tentative Agreement ("TA") with its employees represented by the Association of Flight Attendants ("AFA") regarding an agreement that became amendable in August 2021. The new TA includes improvements with respect to scheduling, reserve requirements and other quality of life improvements, as well as pay rate increases during its five-year term. The new TA also includes a provision for a one-time payment to employees represented by the AFA upon ratification. In 2025, the Company recorded, in Special charges (credits), $561 million of expenses related to this ratification payment. Given the inherent uncertainty of the bargaining process, the Company will record any additional amounts awarded under the one-time payment when they become both probable and estimable. Voting to ratify the new TA is expected to close on May 12, 2026.

NOTE 10 - SPECIAL CHARGES (CREDITS)
Operating and nonoperating special charges (credits) and unrealized losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
(Gains) losses on sale of assets and other special charges	$(389)	$(108)
Total operating special charges (credits)	(389)	(108)
Nonoperating unrealized losses on investments, net	13	21
Nonoperating debt extinguishment and modification fees	4	—
Total nonoperating special charges and unrealized losses on investments, net	18	21
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net	(372)	(87)
Income tax expense, net of valuation allowance	62	2
Total operating and nonoperating special charges (credits) and unrealized losses on investments, net of income taxes	$(310)	$(85)
During the three months ended March 31, 2026 and 2025, the Company recorded $389 million and $108 million, respectively, of net gains on sale of assets and other special charges, which were primarily comprised of $444 million and $110 million, respectively, of gains on various aircraft sale-leaseback transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K") to enhance the understanding of our results of operations, financial condition and cash flows.
United Airlines Holdings, Inc. (together with its consolidated subsidiaries, "UAL" or the "Company") is a holding company incorporated in Delaware and its wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, "United"). As UAL consolidates United for financial statement purposes, and United comprises substantially all of UAL's operating revenues, operating expenses, assets, liabilities and operating cash flows, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. We sometimes use the words "we," "our," "us," and the "Company" in this report for disclosures that relate to all of UAL and United.
Key Trends Impacting Our Business
Our industry is dynamic, highly competitive and subject to a number of industry-specific factors and global macroeconomic conditions that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic, market and legal factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following:
•Geopolitical Conflicts in the Middle East: During the first quarter of 2026, geopolitical tensions in the Middle East caused disruption of flying in the region and contributed to materially higher global fuel prices that could continue in the future. In response, we took immediate and decisive actions to mitigate the impact of the operational disruptions and rising fuel costs, including reducing lower-margin capacity and adjusting fares and fees.
•Regulatory or Court Decisions Restricting Our Capacity Targets: We remain vulnerable to regulatory actions (including by the Federal Aviation Administration) or court decisions that would force us to limit our planned capacity at our hub locations in ways that are not aligned with our business strategy.
•Governmental Funding Constraints: We are working with our U.S. federal government partners to reduce passenger travel disruptions due to budgetary decisions limiting or delaying government spending or reducing staffing of government agencies with which we interact routinely, including as a result of a federal government shutdown.
We will monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of our 2025 Form 10-K.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2026, as compared to the corresponding period in 2025.
First Quarter 2026 Compared to First Quarter 2025
Significant components of the Company's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2026	2025	Increase (Decrease)	% Change
Operating revenue	$14,608	$13,213	$1,396	10.6
Operating expense	13,611	12,605	1,006	8.0
Operating income	997	607	390	64.2
Nonoperating expense, net	(127)	(129)	(2)	(1.6)
Income before income taxes	870	478	392	81.9
Income tax expense	172	91	81	88.4
Net income	$699	$387	$311	80.4

Certain consolidated statistical information for the Company's operations for the three months ended March 31 is as follows:

	2026	2025	Increase (Decrease)	% Change
Passengers (thousands) (a)	42,486	40,806	1,680	4.1
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	63,385	59,517	3,868	6.5
Available seat miles ("ASMs" or "capacity") (millions) (c)	77,698	75,155	2,543	3.4
Passenger load factor (d)	81.6%	79.2%	2.4 pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	16.95	15.78	1.16	7.4
Total revenue per ASM ("TRASM") (cents)	18.80	17.58	1.22	6.9
Average yield per revenue passenger mile ("Yield") (cents) (e)	20.77	19.93	0.84	4.2
Cargo revenue ton miles ("CTM") (millions) (f)	878	889	(11)	(1.2)
Cost per ASM ("CASM") (cents)	17.52	16.77	0.75	4.4
Average price per gallon of fuel, including fuel taxes	$2.78	$2.53	$0.25	9.9
Fuel gallons consumed (millions)	1,093	1,067	26	2.4
Employee headcount, as of March 31	115,600	109,200	6,400	5.9
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Passenger revenue	$13,166	$11,860	$1,306	11.0
Cargo revenue	422	429	(7)	(1.6)
Other operating revenue	1,020	923	97	10.5
Total operating revenue	$14,608	$13,213	$1,396	10.6
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the three months ended March 31:

	Increase (Decrease) from 2025:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$734	$328	$219	$25	$1,306
Passenger revenue	10.2%	18.9%	14.5%	1.8%	11.0%
Average fare per passenger	6.4%	5.0%	(0.6)%	2.3%	6.6%
Yield	5.9%	4.6%	1.6%	0.1%	4.2%
PRASM	7.9%	11.0%	8.1%	0.9%	7.4%
Passengers	3.6%	13.2%	15.1%	(0.5)%	4.1%
RPMs	4.0%	13.7%	12.7%	1.7%	6.5%
ASMs	2.2%	7.1%	5.9%	0.8%	3.4%
Passenger load factor (points)	1.5	4.5	4.9	0.7	2.4
Passenger revenue increased $1.3 billion, or 11.0%, in the first quarter of 2026 as compared to the year-ago period, primarily due to a 3.4% increase in capacity, a 4.2% increase in yield and a 4.1% increase in the number of passengers flown.
Other operating revenue increased $97 million, or 10.5%, in the first quarter of 2026 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A.

Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Salaries and related costs	$4,562	$4,155	$406	9.8
Aircraft fuel	3,041	2,701	339	12.6
Landing fees and other rent	948	873	75	8.6
Aircraft maintenance materials and outside repairs	854	731	123	16.8
Depreciation and amortization	756	727	29	4.0
Regional capacity purchase	692	650	42	6.5
Distribution expenses	522	496	26	5.2
Aircraft rent	83	51	32	62.0
Special charges (credits)	(389)	(108)	282	NM
Other operating expenses	2,542	2,326	216	9.3
Total operating expense	$13,611	$12,605	$1,006	8.0
NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $406 million, or 9.8%, in the first quarter of 2026 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.9% increase in headcount, and an increase in pay rates for eligible employee groups.
Aircraft fuel expense increased $339 million, or 12.6%, in the first quarter of 2026 as compared to the year-ago period, primarily due to a higher average price per gallon of fuel and increased consumption from increased flight activity.
Landing fees and other rent increased $75 million, or 8.6%, in the first quarter of 2026 as compared to the year-ago period, primarily due to higher landed weight volume from increased flight activity and rate increases at various airports.
Aircraft maintenance materials and outside repairs increased $123 million, or 16.8%, in the first quarter of 2026 as compared to the year-ago period, primarily due to higher volumes of engine overhauls and component parts repairs due to increased flight activity.
For details on the Company's Special charges (credits), see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $216 million, or 9.3%, in the first quarter of 2026 as compared to the year-ago period, primarily due to an increase in flight activity and on-board passengers, including increased costs for on-board catering, ground handling and passenger services, crew-related expenses, as well as expenditures related to information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Interest expense	$(327)	$(356)	$(29)	(8.1)
Interest income	135	164	(29)	(17.7)
Interest capitalized	54	48	7	13.7
Unrealized losses on investments, net	(13)	(21)	(7)	(35.4)
Miscellaneous, net	24	36	(11)	(32.1)
Total nonoperating expense, net	$(127)	$(129)	$(2)	(1.6)
Interest expense decreased $29 million, or 8.1%, in the first quarter of 2026 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization.
Interest income decreased $29 million, or 17.7%, in the first quarter of 2026 as compared to the year-ago period, primarily due to lower levels of cash and short-term investments and lower interest rates.

Unrealized losses on investments, net, represent changes in the market value of the Company's investments in equity securities. See Note 7 to the financial statements included in Part I, Item 1 of this report for information related to these equity investments.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of March 31, 2026, the Company had $14.2 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $12.2 billion at December 31, 2025. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations.
The Company has a $3.0 billion revolving credit facility as of March 31, 2026. The revolving credit facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the revolving credit facility as of March 31, 2026.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of March 31, 2026, the Company had approximately $31.0 billion of debt, finance lease, operating lease and other financial liabilities, including $3.0 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of March 31, 2026, the Company was in compliance with its covenants under these debt agreements. As of March 31, 2026, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
On February 3, 2026, the Company entered into Amendment No. 4 to Term Loan Credit and Guaranty Agreement that lowered the margin on its interest rate from 2.00% to 1.75%, in the case of Term SOFR (as such term is defined in the Term Loan Credit and Guaranty Agreement, dated as of April 21, 2021, as amended) loans, and from 1.00% to 0.75%, in the case of loans at other market rates.
The Company has backstop financing commitments available from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions.
As of March 31, 2026, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Nine Months of 2026	2027	After 2027	Last Nine Months of 2026	2027	After 2027
787	146	44	9	93	16	26	104
737 MAX 9	78	78	—	—	55	23	—
737 MAX 10	167	3	44	120	—	20	147
A321neo	114	13	1	100	9	5	100
A321XLR	50	8	26	16	7	15	28
A350	45	—	—	45	—	—	—
(a) United also has options and purchase rights for additional aircraft.
(b) Expected aircraft deliveries reflect adjustments communicated by Boeing and Airbus or estimated by United. However, aircraft deliveries are subject to a number of variables, as further described in Part I, Item 1A. Risk Factors of the 2025 Form 10-K, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding firm purchase commitments.

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
Sources and Uses of Cash
The following table summarizes our cash flows for the three months ended March 31 (in millions):

Total cash provided by (used in):	2026	2025	Increase (Decrease)
Operating activities	$4,799	$3,710	$1,090
Investing activities	(1,894)	(1,462)	432
Financing activities	(976)	(1,457)	(481)
Net increase in cash, cash equivalents and restricted cash	$1,929	$791	$1,139
Operating Activities. Cash flows provided by operating activities increased approximately $1.1 billion in the first quarter of 2026 as compared to the year-ago period, primarily due to an operating income increase period-over-period as well as a net change in various working capital items, including an increase in advance ticket sales.
Investing Activities. Cash flows used in investing activities increased approximately $0.4 billion in the first quarter of 2026 as compared to the year-ago period, primarily due to an increase in capital expenditures primarily attributable to the purchase of aircraft and advance deposits for future aircraft purchases.
Financing Activities. Significant financing events in the three months ended March 31, 2026 were as follows:
Debt Issuances. During the three months ended March 31, 2026, the Company received and recorded:
•$1.0 billion from the issuance of 5.375% Senior Notes due 2031;
•$1.0 billion from the issuance of 4.875% Senior Notes due 2029; and
•$258 million from various aircraft financings.
Debt, Finance Lease and Other Financial Liability Principal Payments. During the three months ended March 31, 2026, the Company made payments for debt, finance leases, and other financial liabilities of $3.1 billion, including the prepayment of the $2.0 billion 4.375% Senior Secured Notes due April 15, 2026.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on debt issuances and debt prepayment.
Share repurchase. As part of our capital deployment program, the Company's Board of Directors authorized a share repurchase program in October 2024. In the three months ended March 31, 2026, the Company repurchased, through open market purchases, approximately 0.3 million shares of UAL common stock for a total of approximately $27 million as part of its share repurchase program.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB+	Ba1	BB+
United	BB+	*	BB+
*The credit agency does not issue corporate credit ratings for subsidiary entities.
The Company was upgraded by S&P in August 2025 and assigned a positive outlook in January 2026, upgraded by Moody's in November 2025 and assigned a stable outlook, and upgraded by Fitch in December 2025 and assigned a stable outlook. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt.

Commitments, Contingencies and Liquidity Matters. As described in the 2025 Form 10-K, the Company's liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.
See the 2025 Form 10-K and Notes 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.
CRITICAL ACCOUNTING POLICIES
See "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; unfavorable developments affecting our MileagePlus loyalty program; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports (including as a result of government shutdowns); geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of military conflicts across the globe, as well as any escalation of the broader economic consequences of any conflicts beyond their current scope or a delay in any planned resumption of service to an area impacted by conflict); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other costs related to employee and retiree health, pension, labor or regulatory compliance costs on our operations or financial performance; any failure to recruit, hire, develop or train skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel, including as a result of the military conflict in Iran; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of our 2025 Form 10-K, and under "Key Trends Impacting Our Business" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2025 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2026, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2026
During the three months ended March 31, 2026, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2025 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A. Risk Factors of the 2025 Form 10-K for a discussion of the risk factors affecting UAL and United.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchases of its UAL common stock during the quarter ended March 31, 2026:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	(a) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions)
January 1-31	40,320	$107.90	40,320	$778
February 1-28	37,376	109.59	37,376	774
March 1-31	208,626	91.29	208,626	755
Total	286,322		286,322

(a) On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock.

(b) Average price paid per share is calculated on a settlement basis and excludes commission and taxes.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) No director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company or United informed the Company or United of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act, during the period covered by this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

4.1	UAL United
Sixth Supplemental Indenture, dated as of February 2, 2026, among United Airlines Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL's Form 8-K filed February 2, 2026 and incorporated herein by reference)

4.2	UAL United	Form of 5.375% Senior Notes due 2031 (filed as Exhibit 4.3 to UAL's Form 8-K filed February 2, 2026 and incorporated herein by reference)

4.3	UAL United	Form of Notation of Note Guarantee for the 5.375% Senior Notes due 2031 (filed as Exhibit 4.4 to UAL's Form 8-K filed February 2, 2026 and incorporated herein by reference)

4.4	UAL United
Seventh Supplemental Indenture, dated as of February 6, 2026, among United Airlines Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL's Form 8-K filed February 6, 2026 and incorporated herein by reference)

4.5	UAL United	Form of 4.875% Senior Notes due 2029 (filed as Exhibit 4.3 to UAL's Form 8-K filed February 6, 2026 and incorporated herein by reference)

4.6	UAL United	Form of Notation of Note Guarantee for the 4.875% Senior Notes due 2029 (filed as Exhibit 4.4 to UAL's Form 8-K filed February 6, 2026 and incorporated herein by reference)

10.1	UAL United
Amendment No. 4 to Term Loan Credit and Guaranty Agreement, dated as of February 3, 2026, among United Airlines, Inc., United Airlines Holdings, Inc., and JPMorgan Chase Bank, N.A., as fronting lender and as administrative agent (filed as Exhibit 10.118 to UAL's Form 10-K for the year ended December 31, 2025 and incorporated herein by reference)

†10.2	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan

†10.3	UAL	Form of Performance-Based Restricted RSU Award Notice pursuant to the United Airlines Holdings, Inc. Amended and Restated 2021 Incentive Compensation Plan

^10.4	UAL United
Amendment No. 10, dated as of February 27, 2026, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including a letter agreement related thereto, between Airbus S.A.S. and United Airlines, Inc.

^10.5	UAL United
Letter Agreement No. UAL-MISC-2601694, dated March 27, 2026, to Aircraft Purchase Agreement Nos. 04815, 03776 and 04761 (and related Aircraft General Terms Agreements) between The Boeing Company and United Airlines, Inc.

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	April 22, 2026	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	April 22, 2026	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)