Form 10-Q
period 2026-06-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2026-07-16
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

United Airlines Holdings, Inc.	☐	United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒	United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of July 9, 2026 is shown below:

United Airlines Holdings, Inc.	324,583,772	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Passenger revenue	$16,100	$13,836	$29,267	$25,696
Cargo revenue	527	430	949	859
Other operating revenue	1,045	970	2,064	1,893
Total operating revenue	17,672	15,236	32,280	28,448

Operating expense:
Salaries and related costs	4,686	4,413	9,248	8,568
Aircraft fuel	5,110	2,775	8,150	5,476
Landing fees and other rent	1,056	961	2,004	1,834
Aircraft maintenance materials and outside repairs	906	865	1,760	1,596
Depreciation and amortization	762	733	1,518	1,461
Regional capacity purchase	743	676	1,435	1,326
Distribution expenses	644	487	1,167	983
Aircraft rent	112	67	195	118
Special charges (credits)	(145)	447	(534)	340
Other operating expenses	2,702	2,487	5,245	4,814
Total operating expense	16,576	13,911	30,187	26,516
Operating income	1,096	1,325	2,093	1,932

Nonoperating income (expense):
Interest expense	(343)	(361)	(670)	(717)
Interest income	148	167	284	331
Interest capitalized	59	51	113	98
Unrealized gains on investments, net	40	26	26	5
Miscellaneous, net	26	41	50	77
Total nonoperating expense, net	(69)	(77)	(196)	(206)
Income before income taxes	1,026	1,248	1,897	1,727
Income tax expense	221	275	393	366
Net income	$805	$973	$1,504	$1,361

Earnings per share, basic	$2.48	$3.00	$4.64	$4.17
Earnings per share, diluted	$2.46	$2.97	$4.60	$4.12

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$805	$973	$1,504	$1,361

Other comprehensive income (loss), net of tax:
Employee benefit plans	(15)	(23)	(29)	(49)
Investments and other	(5)	—	(16)	3
Total other comprehensive loss, net of tax	(20)	(22)	(45)	(46)

Total comprehensive income, net	$785	$951	$1,459	$1,314

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$10,166	$5,942
Short-term investments	6,471	6,298
Receivables, net	2,473	2,391
Aircraft fuel, spare parts and supplies, net	1,795	1,556
Prepaid expenses and other	759	671
Total current assets	21,664	16,857
Operating property and equipment, net	47,958	46,121
Operating lease right-of-use assets	6,161	4,958
Goodwill	4,527	4,527
Intangible assets, net	2,645	2,655
Investments in affiliates and other, net	1,614	1,330
Total noncurrent assets	62,905	59,591
Total assets	$84,569	$76,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,772	$4,567
Accrued salaries and benefits	3,458	3,900
Advance ticket sales	10,752	8,131
Frequent flyer deferred revenue	3,939	3,721
Current maturities of long-term debt, finance leases, and other financial liabilities	2,170	4,426
Current maturities of operating leases	818	631
Other	854	757
Total current liabilities	27,764	26,133
Long-term debt, finance leases, and other financial liabilities	24,294	20,562
Long-term obligations under operating leases	6,386	5,417
Frequent flyer deferred revenue	4,032	4,056
Pension and postretirement benefit liability	1,074	1,058
Deferred income taxes	2,822	2,463
Other	1,500	1,478
Total noncurrent liabilities	40,108	35,033
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 324,583,772 and 323,470,682 shares at June 30, 2026 and December 31, 2025, respectively	4	4
Additional capital invested	8,879	8,911
Stock held in treasury, at cost	(3,724)	(3,773)
Retained earnings	11,535	10,092
Accumulated other comprehensive income	3	48
Total stockholders' equity	16,697	15,282
Total liabilities and stockholders' equity	$84,569	$76,448
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net cash provided by operating activities	$6,409	$5,927

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,015)	(2,520)
Purchases of short-term and other investments	(4,439)	(4,722)
Proceeds from sale of short-term and other investments	4,179	4,222
Proceeds from sale of property and equipment	33	48
Other, net	(111)	(70)
Net cash used in investing activities	(3,354)	(3,042)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	5,829	—
Payments of long-term debt, finance leases and other financial liabilities	(4,537)	(1,611)
Repurchases of common stock	(27)	(589)
Other, net	(93)	(99)
Net cash provided by (used in) financing activities	1,172	(2,300)
Net increase in cash, cash equivalents and restricted cash	4,227	585
Cash, cash equivalents and restricted cash at beginning of the period	6,081	8,946
Cash, cash equivalents and restricted cash at end of the period (a)	$10,308	$9,531

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$1,485	$973
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	86	(52)
Operating leases converted to finance leases	66	—
Investment interests received in exchange for loans, goods and services	60	14

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$10,166	$9,354
Restricted cash in Prepaid expenses and other	—	8
Restricted cash in Investments in affiliates and other, net	142	168
Total cash, cash equivalents and restricted cash	$10,308	$9,531

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2026	324.6	$4	$8,843	$(3,724)	$10,730	$23	$15,876
Net income	—	—	—	—	805	—	805
Other comprehensive loss	—	—	—	—	—	(20)	(20)
Stock-settled share-based compensation	—	—	38	—	—	—	38
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	1	—	—	(1)
Balance at June 30, 2026	324.6	$4	$8,879	$(3,724)	$11,535	$3	$16,697

Balance at December 31, 2025	323.5	$4	$8,911	$(3,773)	$10,092	$48	$15,282
Net income	—	—	—	—	1,504	—	1,504
Other comprehensive loss	—	—	—	—	—	(45)	(45)
Stock-settled share-based compensation	—	—	74	—	—	—	74
Repurchases of common stock	(0.3)	—	—	(27)	—	—	(27)
Stock issued for share-based awards, net of shares withheld for tax	1.4	—	(105)	77	(60)	—	(89)
Balance at June 30, 2026	324.6	$4	$8,879	$(3,724)	$11,535	$3	$16,697

Balance at March 31, 2025	327.5	$4	$8,813	$(3,502)	$7,137	$164	$12,616
Net income	—	—	—	—	973	—	973
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Stock-settled share-based compensation	—	—	43	—	—	—	43
Repurchases of common stock	(3.7)	—	—	(237)	—	—	(237)
Stock issued for share-based awards, net of shares withheld for tax	—	—	(1)	1	(1)	—	(1)
Balance at June 30, 2025	323.8	$4	$8,855	$(3,737)	$8,110	$142	$13,373

Balance at December 31, 2024	327.9	$4	$8,980	$(3,377)	$6,880	$188	$12,675
Net income	—	—	—	—	1,361	—	1,361
Other comprehensive loss	—	—	—	—	—	(46)	(46)
Stock-settled share-based compensation	—	—	71	—	—	—	71
Repurchases of common stock	(7.6)	—	—	(593)	—	—	(593)
Share issued for settlement of warrants	1.8	—	(99)	133	(34)	—	—
Stock issued for share-based awards, net of shares withheld for tax	1.7	—	(97)	99	(96)	—	(95)
Balance at June 30, 2025	323.8	$4	$8,855	$(3,737)	$8,110	$142	$13,373

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Passenger revenue	$16,100	$13,836	$29,267	$25,696
Cargo revenue	527	430	949	859
Other operating revenue	1,045	970	2,064	1,893
Total operating revenue	17,672	15,236	32,280	28,448

Operating expense:
Salaries and related costs	4,686	4,413	9,248	8,568
Aircraft fuel	5,110	2,775	8,150	5,476
Landing fees and other rent	1,056	961	2,004	1,834
Aircraft maintenance materials and outside repairs	906	865	1,760	1,596
Depreciation and amortization	762	733	1,518	1,461
Regional capacity purchase	743	676	1,435	1,326
Distribution expenses	644	487	1,167	983
Aircraft rent	112	67	195	118
Special charges (credits)	(145)	447	(534)	340
Other operating expenses	2,702	2,487	5,244	4,813
Total operating expense	16,576	13,910	30,186	26,515
Operating income	1,096	1,325	2,094	1,933

Nonoperating income (expense):
Interest expense	(343)	(361)	(670)	(717)
Interest income	148	167	284	331
Interest capitalized	59	51	113	98
Unrealized gains on investments, net	40	26	26	5
Miscellaneous, net	26	41	50	77
Total nonoperating expense, net	(69)	(77)	(196)	(206)
Income before income taxes	1,027	1,249	1,898	1,727
Income tax expense	222	275	393	366
Net income	$805	$974	$1,504	$1,361
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$805	$974	$1,504	$1,361

Other comprehensive income (loss), net of tax:
Employee benefit plans	(15)	(23)	(29)	(49)
Investments and other	(5)	—	(16)	3
Total other comprehensive loss, net of tax	(20)	(22)	(45)	(46)

Total comprehensive income, net	$785	$951	$1,459	$1,315
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$10,166	$5,942
Short-term investments	6,471	6,298
Receivables, net	2,473	2,391
Aircraft fuel, spare parts and supplies, net	1,795	1,556
Prepaid expenses and other	759	671
Total current assets	21,663	16,857
Operating property and equipment, net	47,958	46,121
Operating lease right-of-use assets	6,161	4,958
Goodwill	4,527	4,527
Intangible assets, net	2,645	2,655
Investments in affiliates and other, net	1,614	1,330
Total noncurrent assets	62,905	59,591
Total assets	$84,569	$76,448
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$5,772	$4,567
Accrued salaries and benefits	3,458	3,900
Advance ticket sales	10,752	8,131
Frequent flyer deferred revenue	3,939	3,721
Current maturities of long-term debt, finance leases, and other financial liabilities	2,170	4,426
Current maturities of operating leases	818	631
Other	855	754
Total current liabilities	27,765	26,130
Long-term debt, finance leases, and other financial liabilities	24,294	20,562
Long-term obligations under operating leases	6,386	5,417
Frequent flyer deferred revenue	4,032	4,056
Pension and postretirement benefit liability	1,074	1,058
Deferred income taxes	2,853	2,493
Other	1,500	1,478
Total noncurrent liabilities	40,138	35,064
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2026 and December 31, 2025	—	—
Additional capital invested	832	760
Retained earnings	14,346	12,842
Accumulated other comprehensive income	3	48
Payable to parent	1,484	1,604
Total stockholder's equity	16,666	15,254
Total liabilities and stockholder's equity	$84,569	$76,448

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net cash provided by operating activities	$6,292	$5,243

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(3,015)	(2,520)
Purchases of short-term and other investments	(4,439)	(4,722)
Proceeds from sale of short-term and other investments	4,179	4,222
Proceeds from sale of property and equipment	33	48
Other, net	(111)	(70)
Net cash used in investing activities	(3,354)	(3,042)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	5,829	—
Payments of long-term debt, finance leases and other financial liabilities	(4,537)	(1,611)
Other, net	(3)	(4)
Net cash provided by (used in) financing activities	1,289	(1,616)
Net increase in cash, cash equivalents and restricted cash	4,227	585
Cash, cash equivalents and restricted cash at beginning of the period	6,081	8,946
Cash, cash equivalents and restricted cash at end of the period (a)	$10,308	$9,531

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$1,485	$973
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	86	(52)
Operating leases converted to finance leases	66	—
Investment interests received in exchange for loans, goods and services	60	14

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$10,166	$9,354
Restricted cash in Prepaid expenses and other	—	8
Restricted cash in Investments in affiliates and other, net	142	168
Total cash, cash equivalents and restricted cash	$10,308	$9,531

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at March 31, 2026	$794	$13,541	$23	$1,489	$15,848
Net income	—	805	—	—	805
Other comprehensive loss	—	—	(20)	—	(20)
Stock-settled share-based compensation	38	—	—	—	38
Other	—	—	—	(5)	(5)
Balance at June 30, 2026	$832	$14,346	$3	$1,484	$16,666

Balance at December 31, 2025	$760	$12,842	$48	$1,604	$15,254
Net income	—	1,504	—	—	1,504
Other comprehensive loss	—	—	(45)	—	(45)
Stock-settled share-based compensation	74	—	—	—	74
Impact of UAL share repurchase	—	—	—	(27)	(27)
Other	(1)	—	—	(93)	(95)
Balance at June 30, 2026	$832	$14,346	$3	$1,484	$16,666

Balance at March 31, 2025	$645	$9,875	$164	$1,909	$12,593
Net income	—	974	—	—	974
Other comprehensive loss	—	—	(22)	—	(22)
Stock-settled share-based compensation	43	—	—	—	43
Impact of UAL share repurchase	—	—	—	(240)	(240)
Other	—	—	—	(1)	(1)
Balance at June 30, 2025	$688	$10,848	$142	$1,667	$13,347

Balance at December 31, 2024	$617	$9,487	$188	$2,352	$12,644
Net income	—	1,361	—	—	1,361
Other comprehensive loss	—	—	(46)	—	(46)
Stock-settled share-based compensation	71	—	—	—	71
Impact of UAL share repurchase	—	—	—	(589)	(589)
Other	—	—	—	(95)	(95)
Balance at June 30, 2025	$688	$10,848	$142	$1,667	$13,347

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
NOTE 2 - REVENUE RECOGNITION
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic (U.S. and Canada)	$10,476	$8,784	$19,324	$16,818
Atlantic	3,632	3,370	5,873	5,270
Pacific	2,069	1,720	4,013	3,442
Latin America	1,495	1,362	3,070	2,919
Total	$17,672	$15,236	$32,280	$28,448
Advance ticket sales. In the six months ended June 30, 2026 and 2025, the Company recognized $5.9 billion and $5.5 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary services. The Company recognized $1.4 billion and $2.6 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2026, respectively. The Company recorded $1.2 billion and $2.2 billion of ancillary fees within passenger revenue in the three and six months ended June 30, 2025, respectively.

Frequent flyer deferred revenue. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance	$7,934	$7,591	$7,777	$7,441
Miles earned	1,083	991	2,118	1,910
Travel miles redeemed	(1,013)	(888)	(1,848)	(1,618)
Non-travel miles redeemed	(33)	(29)	(75)	(67)
Ending Balance	$7,971	$7,665	$7,971	$7,665
In the three and six months ended June 30, 2026, the Company recognized, in Other operating revenue, $0.9 billion and $1.8 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our MileagePlus co-brand agreement with JPMorgan Chase Bank, N.A. In the three and six months ended June 30, 2025, the Company recognized, in Other operating revenue, $0.8 billion and $1.6 billion, respectively, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Frequent flyer deferred revenue.
NOTE 3 - EARNINGS PER SHARE
The following table shows the computation of UAL's basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings available to common stockholders	$805	$973	$1,504	$1,361

Basic weighted-average shares outstanding	324.6	324.6	324.3	326.2
Dilutive effect of stock Warrants	—	—	—	0.6
Dilutive effect of employee stock awards	2.0	2.6	2.4	3.3
Diluted weighted-average shares outstanding	326.6	327.2	326.7	330.1

Earnings per share, basic	$2.48	$3.00	$4.64	$4.17
Earnings per share, diluted	$2.46	$2.97	$4.60	$4.12
Anti-dilutive stock-based awards that were excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
In 2020 and 2021, the Company issued to the United States Department of the Treasury (the "U.S. Treasury") warrants (the "Warrants") to purchase 9,928,349 shares of UAL common stock in connection with the Payroll Support Program ("PSP") established under Division A, Title IV, Subtitle B of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Payroll Support Program Extension established under Division N, Title IV, Subtitle A of the Consolidated Appropriations Act, 2021, the Payroll Support Program 3 established under Title VII, Subtitle C of the American Rescue Plan Act of 2021, and the Airline Loan Program established under Division A, Title IV, Subtitle A of the CARES Act. In 2024, the holder of the Warrants exercised 6,414,635 of the Warrants in a net share settlement for 2,043,906 shares of UAL common stock. In March 2025, the remaining 3,513,714 Warrants were exercised in a net share settlement for 1,801,430 shares of UAL common stock.
On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock. In the six months ended June 30, 2026, the Company repurchased, through open market purchases, 0.3 million shares of UAL common stock for a total of $27 million as part of its share repurchase program. In the three and six months ended June 30, 2025, the Company repurchased, through open market purchases, 3.5 million and 7.6 million shares, respectively, of UAL common stock for a total of $0.2 billion and $0.6 billion, respectively, as part of its share repurchase program. The Company did not make any repurchases in the three months ended June 30, 2026. As of July 9, 2026, the dollar value of shares that may yet be purchased under the share repurchase program was $755 million.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at March 31, 2026	$399		$(4)	$(372)	$23
Changes in value	(1)		(6)	2	(6)
Amounts reclassified to earnings	(18)	(b)	(1)	4	(15)
Balance at June 30, 2026	$380		$(11)	$(366)	$3

Balance at December 31, 2025	$417		$10	$(379)	$48
Changes in value	(2)		(17)	4	(15)
Amounts reclassified to earnings	(36)	(b)	(3)	9	(30)
Balance at June 30, 2026	$380		$(11)	$(366)	$3

Balance at March 31, 2025	$574		$3	$(412)	$164
Changes in value	1		1	(1)	2
Amounts reclassified to earnings	(31)	(b)	(1)	7	(25)
Balance at June 30, 2025	$544		$4	$(406)	$142

Balance at December 31, 2024	$607		$—	$(419)	$188
Changes in value	(2)		5	(1)	3
Amounts reclassified to earnings	(61)	(b)	(2)	14	(49)
Balance at June 30, 2025	$544		$4	$(406)	$142

(a) Includes $285 million of deferred income tax expense that will not be recognized in net income until the related pension and postretirement benefit obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.

(b) This AOCI component is included in the computation of net periodic pension and other postretirement costs, specifically the following components: amortization of unrecognized (gain) loss, amortization of prior service credit and other. See Note 6 of this report for additional information on pensions and other postretirement liabilities.

NOTE 5 - INCOME TAXES
The Company's effective tax rates for the three and six months ended June 30, 2026 were 21.6% and 20.7%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2025 were 22.0% and 21.2%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items.
NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2026	2025	2026	2025
Service cost	$33	$32	$2	$1	Salaries and related costs
Interest cost	64	61	7	8	Miscellaneous, net
Expected return on plan assets	(80)	(68)	—	—	Miscellaneous, net
Amortization of unrecognized gain	—	(2)	(11)	(8)	Miscellaneous, net
Amortization of prior service credit	—	—	(7)	(22)	Miscellaneous, net
Total	$17	$23	$(9)	$(20)

The Company's net periodic benefit cost includes the following components for the six months ended June 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2026	2025	2026	2025
Service cost	$65	$64	$3	$3	Salaries and related costs
Interest cost	129	121	14	16	Miscellaneous, net
Expected return on plan assets	(160)	(136)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized gain	(1)	(3)	(14)	(15)	Miscellaneous, net
Amortization of prior service credit	—	—	(21)	(43)	Miscellaneous, net
Total	$34	$46	$(19)	$(41)
During the three and six months ended June 30, 2026, the Company contributed $9 million to its U.S. domestic tax-qualified defined benefit pension plans.
NOTE 7 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents the value of financial assets measured at fair value on a recurring basis in the Company's financial statements (in millions):

	June 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$10,166	$10,166	$—	$—	$5,942	$5,942	$—	$—
Restricted cash — noncurrent	142	142	—	—	139	139	—	—
Short-term investments:
Corporate debt	3,550	—	3,550	—	3,399	—	3,399	—
U.S. government and agency notes	2,601	—	2,601	—	2,465	—	2,465	—
Other fixed-income securities	319	—	319	—	433	—	433	—
Long-term investments:
Equity securities	170	170	—	—	34	34	—	—
Investments presented in the table above have the same fair value as their carrying amount.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.
Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that comprise United's investments in Azul S.A. ("Azul"), Archer Aviation Inc. and Eve Holding, Inc. On February 17, 2026, United, Azul and certain of Azul's subsidiaries entered into an amended and restated investment agreement pursuant to which United agreed to subscribe for $100 million of American Depositary Shares ("ADS"), with each ADS initially representing 500,000 common shares, no par value, of Azul (and with each ADS representing two Azul common shares, after taking into account a reverse stock split and ADS ratio change approved March 25, 2026). On February 20, 2026, Azul completed its reorganization process and consequently sold to United approximately 8.7% of the Azul common shares issued and outstanding as of that date. As of June 30, 2026, United holds an 8.6% equity ownership interest in Azul.
Other fair value information. The table below presents the carrying amounts (inclusive of any related discounts, premiums and issuance costs) and estimated fair values of financial instruments not presented in the table above (in millions):

	June 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$22,924	$23,229	$—	$12,985	$10,245	$21,266	$21,489	$—	$14,030	$7,458
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair values are based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of June 30, 2026, United holds investments, accounted for using the equity method, with a combined carrying amount of $325 million, including the following:
•Republic Airways Holdings Inc. ("Republic Airways"). United holds an approximately 22% minority interest in Republic Airways, which is the parent company of Republic Airways Inc. ("Republic") and Mesa Airlines, Inc. ("Mesa"). In consideration for United's commitment to facilitate transactions related to the merger between Republic and Mesa on November 25, 2025, the Company received an additional 2,744,348 shares on February 3, 2026, or approximately 5.8% of Republic Airways, for a total ownership interest of approximately 22% of the issued and outstanding common stock of Republic Airways. Republic currently operates 66 regional aircraft under capacity purchase agreements ("CPAs") with United that have terms through 2038 and Mesa operates 60 regional aircraft under a CPA with a term through 2036.
•CommuteAir LLC ("CommuteAir"). United owns a 40% minority ownership stake in CommuteAir. CommuteAir currently operates 53 regional aircraft under a CPA with United that has a term through 2028.
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
Other Investments. As of June 30, 2026, United has equity investments in a number of companies including a multinational airline holding company, an independent air carrier and others with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. These investments are recorded at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2026, the carrying amount of these investments was $338 million.
Notes Receivable. As of June 30, 2026, the Company has $54 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, net and the long-term portions are recorded in Investments in affiliates and other, net on the Company's consolidated balance sheets.
NOTE 8 - DEBT
As of June 30, 2026, the Company had $3.0 billion undrawn and available under its revolving credit facility.
The table below presents the Company's contractual principal payments (not including $157 million of unamortized debt discount, premiums and debt issuance costs) as of June 30, 2026 under then-outstanding long-term debt agreements (in millions):

	Last Six Months of 2026	2027	2028	2029	2030	After 2030	Total
Contractual principal payments	$928	$2,049	$2,017	$4,752	$2,171	$11,165	$23,081
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2026, the Company was in compliance with its covenants under these debt agreements.

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
Additionally, during the six months ended June 30, 2026, United borrowed $3.9 billion aggregate principal amount of loans secured by aircraft, $3.7 billion of which were in the second quarter. The loans mature between 2029 and 2038 and bear interest equal to Term SOFR plus an average margin of 1.4%. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time subject to certain conditions, including, in some cases, the payment of a contractually specified prepayment premium during the initial years of the term, but at par thereafter.
During the three months ended June 30, 2026, United entered into financing arrangements providing for total borrowing commitments of approximately $375 million that the related proceeds had not been received and accordingly, no debt or other financial liabilities were recognized on the consolidated balance sheets as of June 30, 2026.
During the six months ended June 30, 2026, the Company made payments for debt of $4.2 billion, including $0.5 billion of prepayments on aircraft debt with various original maturity dates between 2026 and 2035 and the two prepayment transactions described below.
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
On June 23, 2026, the Company made a partial prepayment of $0.6 billion of the aggregate principal amount of a $1.5 billion note issued to the U.S. Treasury under the Payroll Support Program due 2030. The Company also has two outstanding unsecured promissory notes issued to the U.S. Treasury under the Payroll Support Program in the aggregate principal amounts of $0.9 billion and $0.8 billion due 2031.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
Regional CPAs. During the six months ended June 30, 2026, United amended some of its CPAs with certain of its regional carriers to modify the terms for certain aircraft and amend the contractually agreed fees paid to those carriers. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we do have contractual minimum utilization levels in other CPAs and we have set forth below estimates of our future payments under the CPAs based on our current assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers, or facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude certain variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions, as of June 30, 2026, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

	Last Six Months of 2026	2027	2028	2029	2030	After 2030	Total
Future commitments under CPAs	$1.4	$3.3	$3.0	$2.6	$2.2	$6.5	$19.0
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate (SOFR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2026, the Company had $11.2 billion principal amount of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions with remaining terms of up to approximately 12 years and an aggregate principal amount balance of $8.6 billion, the Company bears the risk of any change in tax laws that would subject loan payments thereunder to withholding taxes, subject to customary exclusions.
Labor. As of June 30, 2026, the Company had approximately 117,500 employees, of whom 83% were represented by various U.S. labor organizations.
In May 2026, the Company's flight attendants, represented by the Association of Flight Attendants ("AFA"), ratified a five-year agreement, effective May 31, 2026, with the Company that includes improvements with respect to scheduling, reserve requirements and other quality of life improvements, as well as pay rate increases. The agreement also includes a provision for a one-time payment upon ratification to be paid no later than September 15, 2026. In the three and six months ended June 30, 2026, the Company recorded, in Special charges (credits), an additional $181 million of expenses related to this ratification payment, which together with previously recognized expenses brings the total liability for this ratification payment to $742 million as of June 30, 2026.
NOTE 10 - SPECIAL CHARGES (CREDITS)
Operating and nonoperating special charges (credits) and unrealized gains on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Labor contract ratification bonuses	$184	$561	$184	$561
(Gains) losses on sale of assets and other special charges	(329)	(114)	(718)	(222)
Total operating special charges (credits)	(145)	447	(534)	340
Nonoperating unrealized gains on investments, net	(40)	(26)	(26)	(5)
Nonoperating debt extinguishment and modification fees	1	—	5	—
Total nonoperating special charges and unrealized gains on investments, net	(38)	(26)	(21)	(5)
Total operating and nonoperating special charges (credits) and unrealized gains on investments, net	(183)	422	(555)	335
Income tax expense (benefit), net of valuation allowance	27	(128)	89	(127)
Total operating and nonoperating special charges (credits) and unrealized gains on investments, net of income taxes	$(156)	$293	$(466)	$208
During the three and six months ended June 30, 2026, the Company recorded $184 million of expense associated with the recently ratified agreements with the Company's flight attendants represented by the AFA, as discussed in Note 9, and the Company's fleet technical instructors, storekeepers, maintenance instructors and security officers represented by the International Association of Machinists and Aerospace Workers. During the three and six months ended June 30, 2025, the Company recorded a $561 million special charge in connection with the then-existing tentative agreement with its flight attendants represented by the AFA.

During the three and six months ended June 30, 2026, the Company recorded $329 million and $718 million, respectively, of net gains on sale of assets and other special charges, which were primarily comprised of $351 million and $796 million, respectively, of gains on various aircraft sale-leaseback transactions. During the three and six months ended June 30, 2025, the Company recorded $114 million and $222 million, respectively, of net gains on sale of assets and other special charges, which were primarily comprised of $151 million and $261 million, respectively, of gains on various aircraft sale-leaseback transactions.

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
Key Trends Impacting Our Business
Our industry is dynamic, highly competitive and subject to a number of industry-specific factors and global macroeconomic conditions that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic, market and legal factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following:
•Geopolitical Conflicts in the Middle East: During the first half of 2026, geopolitical conflicts in the Middle East caused disruption of flying in the region and contributed to materially higher global fuel prices. In response, we took immediate and decisive actions to mitigate the impact of the operational disruptions and rising fuel costs, including reducing capacity and adjusting fares and fees. While our long-term outlook is positive due to our expectation that customer demand will remain strong, we may continue to be impacted by future volatility in the fuel market, especially if the geopolitical conflicts in the Middle East escalate or expand.
•Regulatory or Court Decisions Restricting Our Capacity Targets: We remain vulnerable to regulatory actions (including by the Federal Aviation Administration) or court decisions that would force us to adjust our planned capacity at our hub locations.
•Governmental Funding Constraints: We are working with our U.S. federal government partners to reduce passenger travel disruptions due to potential budgetary decisions limiting or delaying government spending or reducing staffing of government agencies with which we interact routinely, including as a result of a federal government shutdown.
We will monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of those factors discussed in Part I, Item 1A. Risk Factors, of our 2025 Form 10-K.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2026, as compared to the corresponding period in 2025.
Second Quarter 2026 Compared to Second Quarter 2025
Significant components of the Company's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2026	2025	Increase (Decrease)	% Change
Operating revenue	$17,672	$15,236	$2,436	16.0
Operating expense	16,576	13,911	2,665	19.2
Operating income	1,096	1,325	(229)	(17.3)
Nonoperating expense, net	(69)	(77)	(7)	(9.5)
Income before income taxes	1,026	1,248	(222)	(17.8)
Income tax expense	221	275	(53)	(19.4)
Net income	$805	$973	$(168)	(17.3)

Certain consolidated statistical information for the Company's operations for the three months ended June 30 is as follows:

	2026	2025	Increase (Decrease)		% Change
Passengers (thousands) (a)	48,692	46,186	2,506		5.4
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	72,765	70,088	2,677		3.8
Available seat miles ("ASMs" or "capacity") (millions) (c)	87,279	84,347	2,932		3.5
Passenger load factor (d)	83.4%	83.1%	0.3	pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	18.45	16.40	2.04		12.5
Total revenue per ASM ("TRASM") (cents)	20.25	18.06	2.18		12.1
Average yield per revenue passenger mile ("Yield") (cents) (e)	22.13	19.74	2.39		12.1
Cargo revenue ton miles ("CTM") (millions) (f)	932	885	47		5.3
Cost per ASM ("CASM") (cents)	18.99	16.49	2.50		15.2
Average price per gallon of fuel, including fuel taxes	$4.19	$2.34	$1.85		79.4
Fuel gallons consumed (millions)	1,219	1,188	32		2.7
Employee headcount, as of June 30	117,500	111,300	6,200		5.6
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
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Passenger revenue	$16,100	$13,836	$2,265	16.4
Cargo revenue	527	430	97	22.6
Other operating revenue	1,045	970	75	7.7
Total operating revenue	$17,672	$15,236	$2,436	16.0
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the three months ended June 30:

	Increase (Decrease) from 2025:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$1,601	$251	$281	$131	$2,265
Passenger revenue	20.3%	7.9%	18.7%	10.5%	16.4%
Average fare per passenger	12.8%	9.4%	8.4%	11.5%	10.4%
Yield	13.0%	10.6%	10.9%	10.7%	12.1%
PRASM	12.2%	12.1%	14.0%	10.7%	12.5%
Passengers	6.6%	(1.4)%	9.4%	(0.9)%	5.4%
RPMs	6.4%	(2.4)%	7.0%	(0.2)%	3.8%
ASMs	7.2%	(3.8)%	4.1%	(0.2)%	3.5%
Passenger load factor (points)	(0.6)	1.1	2.3	—	0.3
Passenger revenue increased $2.3 billion, or 16.4%, in the second quarter of 2026 as compared to the year-ago period, primarily due to a 12.1% increase in yield and a 5.4% increase in the number of passengers flown.
Cargo revenue increased $97 million, or 22.6%, in the second quarter of 2026 as compared to the year-ago period, primarily due to an increase in freight yields.

Other operating revenue increased $75 million, or 7.7%, in the second quarter of 2026 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., and an increase in visitor volumes at United Club lounges.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Salaries and related costs	$4,686	$4,413	$274	6.2
Aircraft fuel	5,110	2,775	2,335	84.1
Landing fees and other rent	1,056	961	95	9.9
Aircraft maintenance materials and outside repairs	906	865	41	4.7
Depreciation and amortization	762	733	29	3.9
Regional capacity purchase	743	676	67	9.8
Distribution expenses	644	487	157	32.3
Aircraft rent	112	67	45	67.4
Special charges (credits)	(145)	447	(592)	NM
Other operating expenses	2,702	2,487	215	8.6
Total operating expense	$16,576	$13,911	$2,665	19.2
NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $274 million, or 6.2%, in the second quarter of 2026 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.6% increase in headcount and pay rate increases for various eligible employee groups, most recently the employees represented by the Association of Flight Attendants ("AFA") per the new collective bargaining agreement.
Aircraft fuel expense increased $2.3 billion, or 84.1%, in the second quarter of 2026 as compared to the year-ago period, primarily due to a higher average price per gallon of fuel and increased consumption from increased flight activity.
Landing fees and other rent increased $95 million, or 9.9%, in the second quarter of 2026 as compared to the year-ago period, primarily due to rate increases at various airports as well as higher landed weight volume from increased flight activity.
Regional capacity purchase increased $67 million, or 9.8%, in the second quarter of 2026 as compared to the year-ago period, primarily due to a 6% increase in regional flying activity and annual rate increases under United's capacity purchase agreements ("CPAs").
Distribution expense increased $157 million, or 32.3%, in the second quarter of 2026 as compared to the year-ago period, primarily due to higher credit card fees and agency commissions driven by the overall increase in passenger revenue as well as the refinement of assumptions used in determining our credit card fees expense in the year-ago period.
For details on the Company's Special charges (credits), see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $215 million, or 8.6%, in the second quarter of 2026 as compared to the year-ago period, primarily due to an increase in flight activity and number of passengers, including increased costs for catering, ground handling and passenger services, crew-related expenses, as well as expenditures related to information technology projects and services.

Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Interest expense	$(343)	$(361)	$(18)	(5.1)
Interest income	148	167	(18)	(10.8)
Interest capitalized	59	51	8	16.7
Unrealized gains on investments, net	40	26	14	NM
Miscellaneous, net	26	41	(15)	(37.4)
Total nonoperating expense, net	$(69)	$(77)	$(7)	(9.5)
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Six Months 2026 Compared to First Six Months 2025
Significant components of the Company's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2026	2025	Increase (Decrease)	% Change
Operating revenue	$32,280	$28,448	$3,832	13.5
Operating expense	30,187	26,516	3,671	13.8
Operating income	2,093	1,932	161	8.3
Nonoperating expense, net	(196)	(206)	(9)	(4.6)
Income before income taxes	1,897	1,727	170	9.9
Income tax expense	393	366	27	7.4
Net income	$1,504	$1,361	$143	10.5
Certain consolidated statistical information for the Company's operations for the six months ended June 30 is as follows:

	2026	2025	Increase (Decrease)		% Change
Passengers (thousands)	91,178	86,992	4,186		4.8
RPMs (millions)	136,150	129,604	6,545		5.1
ASMs (millions)	164,977	159,503	5,475		3.4
Passenger load factor	82.5%	81.3%	1.3	pts.	N/A
PRASM (cents)	17.74	16.11	1.63		10.1
TRASM (cents)	19.57	17.84	1.73		9.7
Yield (cents)	21.50	19.83	1.67		8.4
CTM (millions)	1,810	1,774	36		2.0
CASM (cents)	18.30	16.62	1.67		10.1
Average price per gallon of fuel, including fuel taxes	$3.53	$2.43	$1.10		45.1
Fuel gallons consumed (millions)	2,312	2,254	58		2.6
Employee headcount, as of June 30	117,500	111,300	6,200		5.6
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Passenger revenue	$29,267	$25,696	$3,570	13.9
Cargo revenue	949	859	90	10.5
Other operating revenue	2,064	1,893	171	9.1
Total operating revenue	$32,280	$28,448	$3,832	13.5

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Increase (Decrease) from 2025:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$2,335	$579	$500	$156	$3,570
Passenger revenue	15.5%	11.8%	16.6%	5.8%	13.9%
Average fare per passenger	9.7%	7.6%	3.8%	6.6%	8.7%
Yield	9.7%	8.1%	6.1%	5.0%	8.4%
PRASM	10.2%	11.3%	11.0%	5.5%	10.1%
Passengers	5.2%	3.9%	12.3%	(0.7)%	4.8%
RPMs	5.3%	3.4%	9.8%	0.8%	5.1%
ASMs	4.8%	0.4%	5.0%	0.3%	3.4%
Passenger load factor (points)	0.4	2.4	3.6	0.4	1.3
Passenger revenue increased $3.6 billion, or 13.9%, in the first six months of 2026 as compared to the year-ago period, primarily due to an 8.4% increase in yield and a 4.8% increase in the number of passengers flown.
Cargo revenue increased $90 million, or 10.5%, in the first six months of 2026 as compared to the year-ago period, primarily due to an increase in freight yields.
Other operating revenue increased $171 million, or 9.1%, in the first six months of 2026 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., and an increase in visitor volumes at United Club lounges.
Operating Expenses. The table below presents data related to the Company's operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Salaries and related costs	$9,248	$8,568	$680	7.9
Aircraft fuel	8,150	5,476	2,674	48.8
Landing fees and other rent	2,004	1,834	170	9.3
Aircraft maintenance materials and outside repairs	1,760	1,596	164	10.3
Depreciation and amortization	1,518	1,461	58	3.9
Regional capacity purchase	1,435	1,326	108	8.2
Distribution expenses	1,167	983	183	18.6
Aircraft rent	195	118	77	65.0
Special charges	(534)	340	(873)	NM
Other operating expenses	5,245	4,814	431	9.0
Total operating expenses	$30,187	$26,516	$3,671	13.8
Salaries and related costs increased $680 million, or 7.9%, in the first six months of 2026 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.6% increase in headcount and pay rate increases for various eligible employee groups, most recently the employees represented by the AFA per the new collective bargaining agreement.
Aircraft fuel expense increased $2.7 billion, or 48.8%, in the first six months of 2026 as compared to the year-ago period, primarily due to a higher average price per gallon of fuel and increased consumption from increased flight activity.
Landing fees and other rent increased $170 million, or 9.3%, in the first six months of 2026 as compared to the year-ago period, primarily due to rate increases at various airports and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $164 million, or 10.3%, in the first six months of 2026 as compared to the year-ago period, primarily due to higher volumes of engine overhauls and component part repairs as well as contractual rate increases.

Depreciation and amortization increased $58 million, or 3.9%, in the first six months of 2026 as compared to the year-ago period, primarily due to the induction of new aircraft as well as certain aircraft improvements.
Regional capacity purchase increased $108 million, or 8.2%, in the first six months of 2026 as compared to the year-ago period, primarily due to a 4% increase in regional flying activity and annual rate increases under United's CPAs.
Distribution expenses increased $183 million, or 18.6%, in the first six months of 2026 as compared to the year-ago period, primarily due to higher credit card fees and agency commissions driven by the overall increase in passenger revenue as well as the refinement of assumptions used in determining our credit card fees expense in the year-ago period.
Aircraft rent increased $77 million, or 65.0%, in the first six months of 2026 as compared to the year-ago period, primarily due to the addition of new leased aircraft to the Company's fleet.
For details on the Company's Special charges, see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $431 million, or 9.0%, in the first six months of 2026 as compared to the year-ago period, primarily due to an increase in flight activity and number of passengers, including increased costs for catering, ground handling and passenger services, crew-related expenses, as well as expenditures related to information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Interest expense	$(670)	$(717)	$(47)	(6.6)
Interest income	284	331	(47)	(14.2)
Interest capitalized	113	98	15	15.2
Unrealized gains on investments, net	26	5	21	NM
Miscellaneous, net	50	77	(27)	(35.0)
Total nonoperating expense, net	$(196)	$(206)	$(9)	(4.6)
Interest expense decreased $47 million, or 6.6%, in the first six months of 2026 as compared to the year-ago period, primarily due to lower debt balances as a result of various debt prepayments and scheduled amortization.
Interest income decreased $47 million, or 14.2%, in the first six months of 2026 as compared to the year-ago period, primarily due to lower interest rates.
Miscellaneous, net, changed by $27 million in the first six months of 2026 as compared to the year-ago period, primarily due to debt extinguishment and modification fees in the first six months of 2026, foreign exchange losses recorded in the current period as compared to gains in the year-ago-period and a decrease in the benefit from the Company's net periodic benefit cost of its pensions and postretirement benefit plans.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of June 30, 2026, the Company had $16.6 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $12.2 billion at December 31, 2025. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations.
The Company has a $3.0 billion revolving credit facility as of June 30, 2026. The revolving credit facility is secured by certain route authorities and airport slots and gates. No borrowings were outstanding under the revolving credit facility as of June 30, 2026.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of June 30, 2026, the Company had $33.7 billion of debt, finance lease, operating lease and other financial liabilities, including $3.0 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of June 30, 2026, the Company was in compliance with its covenants under these debt agreements. As of June 30, 2026, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
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
As of June 30, 2026, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Six Months of 2026	2027	After 2027	Last Six Months of 2026	2027	After 2027
787	146	42	11	93	12	27	107
737 MAX 9	63	63	—	—	40	23	—
737 MAX 10	167	3	44	120	—	20	147
A321neo	111	8	3	100	6	5	100
A321XLR	49	5	15	29	5	15	29
A350	45	—	—	45	—	—	—
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
Sources and Uses of Cash
The following table summarizes our cash flows for the six months ended June 30 (in millions):

Total cash provided by (used in):	2026	2025	Increase (Decrease)
Operating activities	$6,409	$5,927	$482
Investing activities	(3,354)	(3,042)	312
Financing activities	1,172	(2,300)	3,472
Net increase in cash, cash equivalents and restricted cash	$4,227	$585	$3,642
Operating Activities. Cash flows provided by operating activities increased $0.5 billion in the first six months of 2026 as compared to the year-ago period, primarily due to an operating income increase period-over-period as well as a net change in various working capital items, primarily an increase in advance ticket sales.
Investing Activities. Cash flows used in investing activities increased $0.3 billion in the first six months of 2026 as compared to the year-ago period, primarily due to an increase in capital expenditures attributable to the purchase of aircraft and related spare parts.

Financing Activities. Significant financing events in the six months ended June 30, 2026 were as follows:
Debt Issuances. During the six months ended June 30, 2026, the Company received and recorded:
•$1.0 billion from the issuance of 5.375% Senior Notes due 2031;
•$1.0 billion from the issuance of 4.875% Senior Notes due 2029; and
•$3.9 billion from various aircraft financings.
Debt, Finance Lease and Other Financial Liability Principal Payments. During the six months ended June 30, 2026, the Company made payments for debt, finance leases, and other financial liabilities of $4.5 billion, including the redemption of $2.0 billion aggregate principal amount of the 4.375% Senior Secured Notes due 2026 and the partial prepayment of $0.6 billion aggregate principal amount of a $1.5 billion note issued to the U.S. Treasury under the Payroll Support Program due 2030.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on debt issuances and debt prepayments.
Share repurchase. As part of our capital deployment program, the Company's Board of Directors authorized a share repurchase program in October 2024. In the six months ended June 30, 2026, the Company repurchased, through open market purchases, 0.3 million shares of UAL common stock for a total of $27 million as part of its share repurchase program. The Company did not make any repurchases during the three months ended June 30, 2026.
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
See the 2025 Form 10-K and Notes 6, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; unfavorable developments affecting our MileagePlus loyalty program; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; disruptions to our regional network and United Express flights provided by third-party regional carriers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports (including as a result of government shutdowns); geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of military conflicts across the globe, as well as any escalation of the broader economic consequences of any conflicts beyond their current scope or a delay in any planned resumption of service to an area impacted by conflict); any damage to our reputation or brand image; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other costs related to employee and retiree health, pension, labor or regulatory compliance costs on our operations or financial performance; any failure to recruit, hire, develop or train skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel, including as a result of the geopolitical conflicts in the Middle East; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and warrants; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of our 2025 Form 10-K, and under "Key Trends Impacting Our Business" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2026, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2026
During the three months ended June 30, 2026, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2025 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A. Risk Factors of the 2025 Form 10-K for a discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities: On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock. The Company did not make any repurchases in the three months ended June 30, 2026. As of July 9, 2026, the dollar value of shares that may yet be purchased under the share repurchase program was $755 million.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) On April 30, 2026, Michael Leskinen, Executive Vice President and Chief Financial Officer of the Company and United, adopted a "Rule 10b5-1 trading arrangement" that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and the Company’s insider trading policy for the sale of up to 30,000 shares of the Company's common stock, subject to pre-established, non-discretionary trading parameters. The expiration date for the trading arrangement is August 31, 2027 or such earlier date upon which all transactions are completed.

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

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United	Amendment No. 8 to the A320 Family Purchase Agreement, dated as of May 27, 2026, between Airbus S.A.S. and United Airlines, Inc.

^10.2	UAL United	Supplemental Agreement No. 16 to Purchase Agreement No. 04815, dated as of April 30, 2026, between The Boeing Company and United Airlines, Inc.

31.1	UAL	Certification of the Principal Executive Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Airlines Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	UAL United
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	July 16, 2026	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	July 16, 2026	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)