Form 10-Q
period 2026-09-30
United Airlines Holdings, Inc.; UNITED AIRLINES, INC.
filed 2026-10-21
CIK 100517, 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

United Airlines Holdings, Inc.	☐	United Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Airlines Holdings, Inc.	Yes	☐	No	☒	United Airlines, Inc.	Yes	☐	No	☒
The number of shares outstanding of each of the issuer's classes of common stock as of October 15, 2026 is shown below:

United Airlines Holdings, Inc.	324,894,375	shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000	shares of common stock ($0.01 par value) (100% owned by United Airlines Holdings, Inc.)
OMISSION OF CERTAIN INFORMATION
This combined Quarterly Report on Form 10-Q is separately filed by United Airlines Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Airlines Holdings, Inc.
United Airlines, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Passenger revenue	$16,241	$13,815	$45,507	$39,512
Cargo revenue	529	431	1,478	1,290
Other operating revenue	1,106	979	3,170	2,872
Total operating revenue	17,875	15,225	50,156	43,673

Operating expense:
Salaries and related costs	4,961	4,555	14,209	13,123
Aircraft fuel	4,843	2,997	12,993	8,473
Landing fees and other rent	1,046	1,002	3,050	2,836
Aircraft maintenance materials and outside repairs	806	779	2,565	2,374
Depreciation and amortization	777	730	2,295	2,191
Regional capacity purchase	725	686	2,160	2,012
Distribution expenses	632	555	1,799	1,538
Aircraft rent	116	54	311	172
Special charges (credits)	(215)	(73)	(749)	266
Other operating expenses	2,739	2,546	7,984	7,359
Total operating expense	16,429	13,830	46,617	40,345
Operating income	1,446	1,395	3,539	3,328

Nonoperating income (expense):
Interest expense	(359)	(331)	(1,029)	(1,048)
Interest income	157	142	440	473
Interest capitalized	56	53	169	152
Unrealized gains (losses) on investments, net	(13)	(13)	13	(8)
Miscellaneous, net	24	9	74	86
Total nonoperating expense, net	(135)	(141)	(331)	(346)
Income before income taxes	1,311	1,255	3,208	2,981
Income tax expense	282	306	675	672
Net income	$1,029	$949	$2,533	$2,309

Earnings per share, basic	$3.17	$2.93	$7.80	$7.10
Earnings per share, diluted	$3.14	$2.90	$7.74	$7.02

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,029	$949	$2,533	$2,309

Other comprehensive income (loss), net of tax:
Employee benefit plans	(12)	(23)	(40)	(72)
Investments and other	(17)	4	(33)	8
Total other comprehensive loss, net of tax	(28)	(19)	(73)	(64)

Total comprehensive income, net	$1,001	$930	$2,459	$2,245

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$6,648	$5,942
Short-term investments	8,005	6,298
Receivables, net	2,636	2,391
Aircraft fuel, spare parts and supplies, net	1,954	1,556
Prepaid expenses and other	746	671
Total current assets	19,988	16,857
Operating property and equipment, net	49,368	46,121
Operating lease right-of-use assets	6,992	4,958
Goodwill	4,527	4,527
Intangible assets, net	2,641	2,655
Investments in affiliates and other, net	1,604	1,330
Total noncurrent assets	65,132	59,591
Total assets	$85,120	$76,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,403	$4,567
Accrued salaries and benefits	3,007	3,900
Advance ticket sales	10,672	8,131
Frequent flyer deferred revenue	4,084	3,721
Current maturities of long-term debt, finance leases, and other financial liabilities	1,848	4,426
Current maturities of operating leases	934	631
Other	691	757
Total current liabilities	26,639	26,133
Long-term debt, finance leases, and other financial liabilities	24,550	20,562
Long-term obligations under operating leases	6,962	5,417
Frequent flyer deferred revenue	3,881	4,056
Pension and postretirement benefit liability	825	1,058
Deferred income taxes	3,093	2,463
Other	1,415	1,478
Total noncurrent liabilities	40,727	35,033
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 324,889,913 and 323,470,682 shares at September 30, 2026 and December 31, 2025, respectively	4	4
Additional capital invested	8,936	8,911
Stock held in treasury, at cost	(3,718)	(3,773)
Retained earnings	12,557	10,092
Accumulated other comprehensive income (loss)	(26)	48
Total stockholders' equity	17,754	15,282
Total liabilities and stockholders' equity	$85,120	$76,448
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net cash provided by operating activities	$6,874	$7,145

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,154)	(3,984)
Purchases of short-term and other investments	(7,583)	(6,454)
Proceeds from sale of short-term and other investments	5,779	5,654
Proceeds from sale of property and equipment	54	63
Other, net	(289)	(64)
Net cash used in investing activities	(7,192)	(4,785)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	6,698	485
Payments of long-term debt, finance leases and other financial liabilities	(5,541)	(4,196)
Repurchases of common stock	(27)	(610)
Other, net	(98)	(114)
Net cash provided by (used in) financing activities	1,031	(4,436)
Net increase (decrease) in cash, cash equivalents and restricted cash	713	(2,075)
Cash, cash equivalents and restricted cash at beginning of the period	6,081	8,946
Cash, cash equivalents and restricted cash at end of the period (a)	$6,794	$6,871

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$2,488	$1,382
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	140	(52)
Operating leases converted to finance leases	66	417
Investment interests received in exchange for loans, goods and services	60	16

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$6,648	$6,730
Restricted cash in Investments in affiliates and other, net	146	141
Total cash, cash equivalents and restricted cash	$6,794	$6,871

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2026	324.6	$4	$8,879	$(3,724)	$11,535	$3	$16,697
Net income	—	—	—	—	1,029	—	1,029
Other comprehensive loss	—	—	—	—	—	(28)	(28)
Stock-settled share-based compensation	—	—	59	—	—	—	59
Proceeds from exercise of stock options	0.2	—	9	—	—	—	9
Stock issued for share-based awards, net of shares withheld for tax	0.1	—	(12)	6	(7)	—	(12)
Balance at September 30, 2026	324.9	$4	$8,936	$(3,718)	$12,557	$(26)	$17,754

Balance at December 31, 2025	323.5	$4	$8,911	$(3,773)	$10,092	$48	$15,282
Net income	—	—	—	—	2,533	—	2,533
Other comprehensive loss	—	—	—	—	—	(73)	(73)
Stock-settled share-based compensation	—	—	133	—	—	—	133
Proceeds from exercise of stock options	0.2	—	9	—	—	—	9
Repurchases of common stock	(0.3)	—	—	(27)	—	—	(27)
Stock issued for share-based awards, net of shares withheld for tax	1.6	—	(117)	83	(67)	—	(101)
Balance at September 30, 2026	324.9	$4	$8,936	$(3,718)	$12,557	$(26)	$17,754

Balance at June 30, 2025	323.8	$4	$8,855	$(3,737)	$8,110	$142	$13,373
Net income	—	—	—	—	949	—	949
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Stock-settled share-based compensation	—	—	38	—	—	—	38
Repurchases of common stock	(0.3)	—	—	(19)	—	—	(19)
Stock issued for share-based awards, net of shares withheld for tax	0.2	—	(15)	12	(10)	—	(13)
Balance at September 30, 2025	323.7	$4	$8,878	$(3,745)	$9,049	$123	$14,309

Balance at December 31, 2024	327.9	$4	$8,980	$(3,377)	$6,880	$188	$12,675
Net income	—	—	—	—	2,309	—	2,309
Other comprehensive loss	—	—	—	—	—	(64)	(64)
Stock-settled share-based compensation	—	—	109	—	—	—	109
Repurchases of common stock	(7.8)	—	—	(612)	—	—	(612)
Share issued for settlement of warrants	1.8	—	(99)	133	(34)	—	—
Stock issued for share-based awards, net of shares withheld for tax	1.9	—	(112)	111	(107)	—	(108)
Balance at September 30, 2025	323.7	$4	$8,878	$(3,745)	$9,049	$123	$14,309

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Passenger revenue	$16,241	$13,815	$45,507	$39,512
Cargo revenue	529	431	1,478	1,290
Other operating revenue	1,106	979	3,170	2,872
Total operating revenue	17,875	15,225	50,156	43,673

Operating expense:
Salaries and related costs	4,961	4,555	14,209	13,123
Aircraft fuel	4,843	2,997	12,993	8,473
Landing fees and other rent	1,046	1,002	3,050	2,836
Aircraft maintenance materials and outside repairs	806	779	2,565	2,374
Depreciation and amortization	777	730	2,295	2,191
Regional capacity purchase	725	686	2,160	2,012
Distribution expenses	632	555	1,799	1,538
Aircraft rent	116	54	311	172
Special charges (credits)	(215)	(73)	(749)	266
Other operating expenses	2,739	2,545	7,983	7,358
Total operating expense	16,429	13,829	46,615	40,344
Operating income	1,447	1,396	3,541	3,329

Nonoperating income (expense):
Interest expense	(359)	(331)	(1,029)	(1,048)
Interest income	157	142	440	473
Interest capitalized	56	53	169	152
Unrealized gains (losses) on investments, net	(13)	(13)	13	(8)
Miscellaneous, net	24	9	74	86
Total nonoperating expense, net	(135)	(141)	(331)	(346)
Income before income taxes	1,312	1,255	3,209	2,982
Income tax expense	282	306	676	672
Net income	$1,030	$949	$2,534	$2,310

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,030	$949	$2,534	$2,310

Other comprehensive income (loss), net of tax:
Employee benefit plans	(12)	(23)	(40)	(72)
Investments and other	(17)	4	(33)	8
Total other comprehensive loss, net of tax	(28)	(19)	(73)	(64)

Total comprehensive income, net	$1,001	$930	$2,461	$2,246

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except shares)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$6,648	$5,942
Short-term investments	8,005	6,298
Receivables, net	2,636	2,391
Aircraft fuel, spare parts and supplies, net	1,954	1,556
Prepaid expenses and other	746	671
Total current assets	19,988	16,857
Operating property and equipment, net	49,368	46,121
Operating lease right-of-use assets	6,992	4,958
Goodwill	4,527	4,527
Intangible assets, net	2,641	2,655
Investments in affiliates and other, net	1,604	1,330
Total noncurrent assets	65,132	59,591
Total assets	$85,120	$76,448
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$5,403	$4,567
Accrued salaries and benefits	3,007	3,900
Advance ticket sales	10,672	8,131
Frequent flyer deferred revenue	4,084	3,721
Current maturities of long-term debt, finance leases, and other financial liabilities	1,848	4,426
Current maturities of operating leases	934	631
Other	692	754
Total current liabilities	26,640	26,130
Long-term debt, finance leases, and other financial liabilities	24,550	20,562
Long-term obligations under operating leases	6,962	5,417
Frequent flyer deferred revenue	3,881	4,056
Pension and postretirement benefit liability	825	1,058
Deferred income taxes	3,123	2,493
Other	1,415	1,478
Total noncurrent liabilities	40,757	35,064
Commitments and contingencies
Stockholder's equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2026 and December 31, 2025	—	—
Additional capital invested	900	760
Retained earnings	15,376	12,842
Accumulated other comprehensive income (loss)	(25)	48
Payable to parent	1,471	1,604
Total stockholder's equity	17,722	15,254
Total liabilities and stockholder's equity	$85,120	$76,448

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net cash provided by operating activities	$6,754	$6,428

Investing Activities:
Capital expenditures, net of flight equipment purchase deposit returns	(5,154)	(3,984)
Purchases of short-term and other investments	(7,583)	(6,454)
Proceeds from sale of short-term and other investments	5,779	5,654
Proceeds from sale of property and equipment	54	63
Other, net	(289)	(64)
Net cash used in investing activities	(7,192)	(4,785)

Financing Activities:
Proceeds from issuance of debt and other financial liabilities, net of discounts and fees	6,698	485
Payments of long-term debt, finance leases and other financial liabilities	(5,541)	(4,196)
Other, net	(5)	(7)
Net cash provided by (used in) financing activities	1,151	(3,718)
Net increase (decrease) in cash, cash equivalents and restricted cash	713	(2,075)
Cash, cash equivalents and restricted cash at beginning of the period	6,081	8,946
Cash, cash equivalents and restricted cash at end of the period (a)	$6,794	$6,871

Investing and Financing Activities Not Affecting Cash:
Right-of-use assets acquired or modified through operating leases	$2,488	$1,382
Property and equipment acquired through the issuance or modification of debt, finance leases and other financial liabilities	140	(52)
Operating leases converted to finance leases	66	417
Investment interests received in exchange for loans, goods and services	60	16

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$6,648	$6,730
Restricted cash in Investments in affiliates and other, net	146	141
Total cash, cash equivalents and restricted cash	$6,794	$6,871

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY (UNAUDITED)
(In millions)

	Additional Capital Invested	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(Receivable from) Payable to Related Parties, Net	Total
Balance at June 30, 2026	$832	$14,346	$3	$1,484	$16,666
Net income	—	1,030	—	—	1,030
Other comprehensive loss	—	—	(28)	—	(28)
Stock-settled share-based compensation	59	—	—	—	59
Other	9	—	—	(13)	(3)
Balance at September 30, 2026	$900	$15,376	$(25)	$1,471	$17,722

Balance at December 31, 2025	$760	$12,842	$48	$1,604	$15,254
Net income	—	2,534	—	—	2,534
Other comprehensive loss	—	—	(73)	—	(73)
Stock-settled share-based compensation	133	—	—	—	133
Impact of UAL share repurchase	—	—	—	(27)	(27)
Other	8	—	—	(106)	(98)
Balance at September 30, 2026	$900	$15,376	$(25)	$1,471	$17,722

Balance at June 30, 2025	$688	$10,848	$142	$1,667	$13,347
Net income	—	949	—	—	949
Other comprehensive loss	—	—	(19)	—	(19)
Stock-settled share-based compensation	38	—	—	—	38
Impact of UAL share repurchase	—	—	—	(20)	(20)
Other	—	—	—	(14)	(13)
Balance at September 30, 2025	$727	$11,798	$123	$1,633	$14,281

Balance at December 31, 2024	$617	$9,487	$188	$2,352	$12,644
Net income	—	2,310	—	—	2,310
Other comprehensive loss	—	—	(64)	—	(64)
Stock-settled share-based compensation	109	—	—	—	109
Impact of UAL share repurchase	—	—	—	(609)	(609)
Other	—	—	—	(109)	(109)
Balance at September 30, 2025	$727	$11,798	$123	$1,633	$14,281

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
Segments. The Company manages its operations as one segment. The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance of the Company and makes resource allocation decisions based on Net income as reported in the Company's statement of consolidated operations. The significant segment expenses regularly provided to the CODM are those presented on the Company's statement of consolidated operations. The measure of segment assets is reported on the Company's consolidated balance sheets as Total assets.
NOTE 2 - REVENUE RECOGNITION
Revenue by Geography. The table below presents the Company's operating revenue by principal geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic (U.S. and Canada)	$10,725	$8,990	$30,049	$25,808
Atlantic	3,853	3,486	9,725	8,755
Pacific	1,844	1,568	5,857	5,009
Latin America	1,454	1,181	4,524	4,100
Total	$17,875	$15,225	$50,156	$43,673
Advance ticket sales. In the nine months ended September 30, 2026 and 2025, the Company recognized $6.3 billion and $5.8 billion, respectively, of passenger revenue for tickets that were included in Advance ticket sales at the beginning of those periods.
Ancillary services. The Company recognized $1.4 billion and $4.0 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2026, respectively. The Company recorded $1.3 billion and $3.5 billion of ancillary fees within passenger revenue in the three and nine months ended September 30, 2025, respectively.

Frequent flyer deferred revenue. The table below presents a roll forward of Frequent flyer deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning Balance	$7,971	$7,665	$7,777	$7,441
Miles earned	1,096	968	3,214	2,878
Travel miles redeemed	(1,072)	(896)	(2,920)	(2,514)
Non-travel miles redeemed	(31)	(36)	(106)	(103)
Ending Balance	$7,965	$7,702	$7,965	$7,702
In the three and nine months ended September 30, 2026, the Company recognized, in Other operating revenue, $0.9 billion and $2.7 billion, respectively, related to the marketing, advertising, non-travel miles redeemed (net of related costs) and other travel-related benefits of the mileage revenue associated with our various partner agreements including, but not limited to, our MileagePlus co-brand agreement with JPMorgan Chase Bank, N.A. In the three and nine months ended September 30, 2025, the Company recognized, in Other operating revenue, $0.8 billion and $2.4 billion, respectively, related to those agreements. The portion related to the MileagePlus miles awarded of the total amounts received from our various partner agreements is deferred and presented in the table above as an increase to Frequent flyer deferred revenue.
NOTE 3 - EARNINGS PER SHARE
The following table shows the computation of UAL's basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of UAL's potential common stock (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings available to common stockholders	$1,029	$949	$2,533	$2,309

Basic weighted-average shares outstanding	324.9	323.7	324.5	325.3
Dilutive effect of stock Warrants	—	—	—	0.4
Dilutive effect of employee stock awards	2.5	3.2	2.5	3.3
Diluted weighted-average shares outstanding	327.4	326.9	326.9	329.0

Earnings per share, basic	$3.17	$2.93	$7.80	$7.10
Earnings per share, diluted	$3.14	$2.90	$7.74	$7.02
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
On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock. In the nine months ended September 30, 2026, the Company repurchased, through open market purchases, 0.3 million shares of UAL common stock for a total of $27 million as part of its share repurchase program. In the three and nine months ended September 30, 2025, the Company repurchased, through open market purchases, 0.2 million and 7.8 million shares, respectively, of UAL common stock for a total of $19 million and $612 million, respectively, as part of its share repurchase program. The Company did not make any repurchases in the three months ended September 30, 2026. As of October 15, 2026, the dollar value of shares that may yet be purchased under the share repurchase program was $755 million.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax ("AOCI") (in millions):

	Pension and Other Postretirement Liabilities		Investments and Other	Deferred Taxes (a)	Total
Balance at June 30, 2026	$380		$(11)	$(366)	$3
Changes in value	3		(22)	4	(15)
Amounts reclassified to earnings	(18)	(b)	—	4	(14)
Balance at September 30, 2026	$365		$(32)	$(359)	$(26)

Balance at December 31, 2025	$417		$10	$(379)	$48
Changes in value	2		(39)	8	(29)
Amounts reclassified to earnings	(54)	(b)	(3)	13	(44)
Balance at September 30, 2026	$365		$(32)	$(359)	$(26)

Balance at June 30, 2025	$544		$4	$(406)	$142
Changes in value	1		6	(2)	5
Amounts reclassified to earnings	(31)	(b)	—	7	(24)
Balance at September 30, 2025	$514		$10	$(401)	$123

Balance at December 31, 2024	$607		$—	$(419)	$188
Changes in value	(1)		12	(3)	9
Amounts reclassified to earnings	(92)	(b)	(2)	21	(73)
Balance at September 30, 2025	$514		$10	$(401)	$123

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

NOTE 5 - INCOME TAXES
The Company's effective tax rates for the three and nine months ended September 30, 2026 were 21.5% and 21.0%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2025 were 24.4% and 22.5%, respectively. The provision for income taxes is based on the estimated annual effective tax rate, which represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items. The decrease in the effective tax rates in the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to a release of valuation allowance related to realized capital gains.

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company's net periodic benefit cost includes the following components for the three months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2026	2025	2026	2025
Service cost	$33	$32	$2	$1	Salaries and related costs
Interest cost	64	61	7	8	Miscellaneous, net
Expected return on plan assets	(80)	(68)	—	—	Miscellaneous, net
Amortization of unrecognized gain	—	(2)	(7)	(8)	Miscellaneous, net
Amortization of prior service credit	—	—	(11)	(22)	Miscellaneous, net
Total	$17	$23	$(9)	$(20)

The Company's net periodic benefit cost includes the following components for the nine months ended September 30 (in millions):

	Pension Benefits		Other Postretirement Benefits		Affected Line Item in the Statements of Consolidated Operations
	2026	2025	2026	2025
Service cost	$98	$95	$5	$4	Salaries and related costs
Interest cost	193	182	21	24	Miscellaneous, net
Expected return on plan assets	(239)	(205)	(1)	(1)	Miscellaneous, net
Amortization of unrecognized gain	(1)	(5)	(21)	(23)	Miscellaneous, net
Amortization of prior service credit	—	—	(32)	(65)	Miscellaneous, net
Other	—	1	—	—	Miscellaneous, net
Total	$51	$68	$(28)	$(61)
During the three and nine months ended September 30, 2026, the Company contributed $250 million and $259 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.
NOTE 7 - FAIR VALUE MEASUREMENTS, INVESTMENTS AND NOTES RECEIVABLE
The table below presents the value of financial assets measured at fair value on a recurring basis in the Company's financial statements (in millions):

	September 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,648	$6,648	$—	$—	$5,942	$5,942	$—	$—
Restricted cash — noncurrent	146	146	—	—	139	139	—	—
Short-term investments:
Corporate debt	4,547	—	4,547	—	3,399	—	3,399	—
U.S. government and agency notes	2,977	—	2,977	—	2,465	—	2,465	—
Other fixed-income securities	480	—	480	—	433	—	433	—
Long-term investments:
Equity securities	150	150	—	—	34	34	—	—
Investments presented in the table above have the same fair value as their carrying amount.
Short-term investments — The short-term investments shown in the table above are classified as available-for-sale and have remaining maturities of less than two years.

Long-term investments: Equity securities — Represents equity and equity-linked securities (such as vested warrants) that comprise United's investments in Azul S.A. ("Azul"), Archer Aviation Inc. and Eve Holding, Inc. On February 17, 2026, United, Azul and certain of Azul's subsidiaries entered into an amended and restated investment agreement pursuant to which United agreed to subscribe for $100 million of American Depositary Shares ("ADS"), with each ADS initially representing 500,000 common shares, no par value, of Azul (and with each ADS representing two Azul common shares, after taking into account a reverse stock split and ADS ratio change approved March 25, 2026). On February 20, 2026, Azul completed its reorganization process and consequently sold to United approximately 8.7% of the Azul common shares issued and outstanding as of that date. As of September 30, 2026, United holds an 8.6% equity ownership interest in Azul.
Other fair value information. The table below presents the carrying amounts (inclusive of any related discounts, premiums and issuance costs) and estimated fair values of financial instruments not presented in the table above (in millions):

	September 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$22,964	$22,955	$—	$12,154	$10,801	$21,266	$21,489	$—	$14,030	$7,458
Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and Restricted cash (current and non-current)	The carrying amounts of these assets approximate fair value.
Short-term and Long-term investments	Fair values are based on (a) the trading prices of the investment or similar instruments or (b) broker quotes obtained by third-party valuation services.
Long-term debt	Fair values are based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.
Equity Method Investments. As of September 30, 2026, United holds investments, accounted for using the equity method, with a combined carrying amount of $335 million, including the following:
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
•CommuteAir LLC ("CommuteAir"). United owns a 40% minority ownership stake in CommuteAir. CommuteAir currently operates 46 regional aircraft under a CPA with United that has a term through 2028.
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
Other Investments. As of September 30, 2026, United has equity investments in a number of companies including a multinational airline holding company, an independent air carrier and others with emerging technologies and sustainable solutions. None of these investments have readily determinable fair values. These investments are recorded at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2026, the carrying amount of these investments was $338 million.
Notes Receivable. As of September 30, 2026, the Company has $48 million of notes receivable, net of allowance for credit losses, the majority of which is from certain of its regional carriers. The current portions of the notes receivable are recorded in Receivables, net and the long-term portions are recorded in Investments in affiliates and other, net on the Company's consolidated balance sheets.

NOTE 8 - DEBT
As of September 30, 2026, the Company had $3.0 billion undrawn and available under its revolving credit facility.
Subsequent Event. On October 16, 2026, United amended and restated its revolving credit facility (the "Revolving Credit Facility"), increasing total commitments from $3.0 billion to $5.0 billion and extending the maturity from February 15, 2029 to October 16, 2031. Borrowings under the Revolving Credit Facility will bear interest at Term SOFR or, at United's election, another specified market-based rate, in each case subject to a floor, plus a specified margin. In addition, the Company is required to pay a commitment fee on the aggregate unused portion of the commitments under the Revolving Credit Facility ranging from 0.080% to 0.275%, depending on the Company's credit ratings. The Revolving Credit Facility remains guaranteed by UAL and secured on a senior basis, subject to certain exclusions, by all of United's international route authorities, its rights to substantially all of its foreign and domestic take-off and landing slots and, to the extent necessary at the relevant time of determination for servicing the scheduled air carrier service authorized by an applicable route authority, its rights to use or occupy airport terminal space, which also secure the Company's Term Loan Credit and Guaranty Agreement and its 4.625% Senior Secured Notes due 2029.
The table below presents the Company's contractual principal payments (not including $152 million of unamortized debt discount, premiums and debt issuance costs) as of September 30, 2026 under then-outstanding long-term debt agreements (in millions):

	Last Three Months of 2026	2027	2028	2029	2030	After 2030	Total
Contractual principal payments	$245	$2,073	$2,041	$5,276	$2,194	$11,286	$23,116
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2026, the Company was in compliance with its covenants under these debt agreements.
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
Additionally, during the nine months ended September 30, 2026, United borrowed $4.6 billion aggregate principal amount of loans secured by aircraft. The loans mature between 2029 and 2038 and bear interest equal to Term SOFR plus an average margin of 1.4%. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time subject to certain conditions, including, in some cases, the payment of a contractually specified prepayment premium during the initial years of the term, but at par thereafter. During the nine months ended September 30, 2026, the Company made payments for debt of $4.9 billion, including $0.5 billion of prepayments on aircraft debt in the second quarter with various original maturity dates between 2026 and 2035 and the redemption and prepayment transactions described below.
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
NOTE 9 - COMMITMENTS AND CONTINGENCIES
Regional CPAs. During the nine months ended September 30, 2026, United amended some of its CPAs with certain of its regional carriers to modify the terms for certain aircraft and amend the contractually agreed fees paid to those carriers. Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we do have contractual minimum utilization levels in other CPAs and we have set forth below estimates of our future payments under the CPAs based on our current assumptions. The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. United's estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers, or facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at recent historic levels and (5) an annual projected inflation rate. These amounts exclude certain variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions, as of September 30, 2026, our estimated future payments through the end of the terms of our CPAs are presented in the table below (in billions):

	Last Three Months of 2026	2027	2028	2029	2030	After 2030	Total
Future commitments under CPAs	$0.7	$3.3	$3.1	$2.6	$2.2	$6.7	$18.7
Increased Cost Provisions. In United's financing transactions that include loans in which United is the borrower, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans with respect to which the interest rate is based on the Secured Overnight Financing Rate (SOFR), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2026, the Company had $11.8 billion principal amount of floating rate debt with remaining terms of up to approximately 12 years that are subject to these increased cost provisions. In several financing transactions with remaining terms of up to approximately 12 years and an aggregate principal amount balance of $9.2 billion, the Company bears the risk of any change in tax laws that would subject loan payments thereunder to withholding taxes, subject to customary exclusions.
Labor. As of September 30, 2026, the Company had approximately 117,900 employees, of whom 83% were represented by various U.S. labor organizations.
In May 2026, the Company's flight attendants, represented by the Association of Flight Attendants ("AFA"), ratified a five-year agreement, effective May 31, 2026, with the Company that included improvements with respect to scheduling, reserve requirements and other quality of life improvements, as well as pay rate increases. The agreement also included a provision for a one-time ratification payment, which was paid on September 15, 2026 and totaled $740 million. See Note 10 for additional information on the amount recognized in the nine months ended September 30, 2026 related to this ratification payment.

NOTE 10 - SPECIAL CHARGES (CREDITS)
Operating and nonoperating special charges (credits) and unrealized (gains) losses on investments in the statements of consolidated operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Labor contract ratification bonuses	$(2)	$—	$182	$561
(Gains) losses on sale of assets and other special charges	(213)	(73)	(931)	(295)
Total operating special charges (credits)	(215)	(73)	(749)	266
Nonoperating unrealized (gains) losses on investments, net	13	13	(13)	8
Nonoperating debt extinguishment and modification fees	—	20	6	20
Total nonoperating special charges and unrealized (gains) losses on investments, net	13	33	(8)	28
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net	(202)	(40)	(757)	295
Income tax expense (benefit), net of valuation allowance	6	—	95	(127)
Total operating and nonoperating special charges (credits) and unrealized (gains) losses on investments, net of income taxes	$(197)	$(40)	$(662)	$168
During the nine months ended September 30, 2026, the Company recorded $182 million of expense associated with the agreements with the Company's flight attendants represented by the AFA that was ratified in May 2026, as discussed in Note 9, and the Company's fleet technical instructors, storekeepers, maintenance instructors and security officers represented by the International Association of Machinists and Aerospace Workers. During the nine months ended September 30, 2025, the Company recorded a $561 million special charge in connection with the then-existing tentative agreement with its flight attendants represented by the AFA.
During the three and nine months ended September 30, 2026, the Company recorded $213 million and $931 million, respectively, of net gains on sale of assets and other special charges, which were primarily comprised of $294 million and $1.1 billion, respectively, of gains on various aircraft sale-leaseback transactions. During the three and nine months ended September 30, 2025, the Company recorded $73 million and $295 million, respectively, of net gains on sale of assets and other special charges, which were primarily comprised of $75 million and $336 million, respectively, of gains on various aircraft sale-leaseback transactions.

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
Key Trends Impacting Our Business
Our industry is dynamic, highly competitive and subject to a number of industry-specific factors and global macroeconomic conditions that may cause our actual results of operations to differ from our historical results of operations or current expectations. The economic, market and legal factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following:
•Geopolitical Conflicts Elevating Fuel Prices. The ongoing geopolitical conflicts in the Middle East and in other regions have caused disruption of flying and/or have contributed to materially higher global fuel prices. In response to the conflicts in the Middle East that arose earlier this year, we have taken immediate and decisive actions to mitigate the impact of the operational disruptions and rising fuel costs, including reducing capacity and adjusting fares and fees. While our long-term outlook is positive due to our expectation that customer demand will remain strong, we may continue to be impacted by future volatility in the fuel market, especially if the geopolitical conflicts in the Middle East or other regions escalate further or expand.
•Regulatory or Court Decisions Restricting Our Capacity Targets. We remain vulnerable to regulatory actions (including by the Federal Aviation Administration) or court decisions that would require us to adjust our planned capacity at our hub locations.
•Governmental Funding Constraints. We have been working with our U.S. federal government partners to reduce passenger travel disruptions due to potential budgetary decisions limiting or delaying government spending or reducing staffing of government agencies with which we interact routinely, including as a result of a federal government shutdown.
We will monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, results of operations, liquidity and financial flexibility, which are dependent on future developments, including as a result of the factors discussed in Part I, Item 1A. Risk Factors, of our 2025 Form 10-K.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025.
Third Quarter 2026 Compared to Third Quarter 2025

Significant components of the Company's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2026	2025	Increase (Decrease)	% Change
Operating revenue	$17,875	$15,225	$2,651	17.4
Operating expense	16,429	13,830	2,600	18.8
Operating income	1,446	1,395	51	3.6
Nonoperating expense, net	(135)	(141)	(6)	(4.1)
Income before income taxes	1,311	1,255	57	4.5
Income tax expense	282	306	(24)	(7.8)
Net income	$1,029	$949	$80	8.5
Certain consolidated statistical information for the Company's operations for the three months ended September 30 is as follows:

	2026	2025	Increase (Decrease)		% Change
Passengers (thousands) (a)	49,527	48,382	1,145		2.4
Revenue passenger miles ("RPMs" or "traffic") (millions) (b)	74,278	73,769	509		0.7
Available seat miles ("ASMs" or "capacity") (millions) (c)	88,538	87,417	1,122		1.3
Passenger load factor (d)	83.9%	84.4%	(0.5)	pts.	N/A
Passenger revenue per available seat mile ("PRASM") (cents)	18.34	15.80	2.54		16.1
Total revenue per ASM ("TRASM") (cents)	20.19	17.42	2.77		15.9
Average yield per revenue passenger mile ("Yield") (cents) (e)	21.86	18.73	3.14		16.8
Cargo revenue ton miles ("CTM") (millions) (f)	936	890	46		5.2
Cost per ASM ("CASM") (cents)	18.56	15.82	2.74		17.3
Average price per gallon of fuel, including fuel taxes	$3.90	$2.43	$1.47		60.3
Fuel gallons consumed (millions)	1,243	1,233	10		0.8
Employee headcount, as of September 30	117,900	111,900	6,000		5.4
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

Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Passenger revenue	$16,241	$13,815	$2,425	17.6
Cargo revenue	529	431	99	22.9
Other operating revenue	1,106	979	127	12.9
Total operating revenue	$17,875	$15,225	$2,651	17.4
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the three months ended September 30:

	Increase (Decrease) from 2025:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$1,609	$332	$224	$261	$2,425
Passenger revenue	19.9%	10.1%	16.5%	24.2%	17.6%
Average fare per passenger	15.6%	16.3%	10.3%	28.7%	14.8%
Yield	15.7%	17.8%	10.8%	27.4%	16.8%
PRASM	14.5%	16.9%	10.9%	30.5%	16.1%
Passengers	3.7%	(5.3)%	5.6%	(3.5)%	2.4%
RPMs	3.6%	(6.5)%	5.1%	(2.6)%	0.7%
ASMs	4.7%	(5.8)%	5.0%	(4.9)%	1.3%
Passenger load factor (points)	(0.9)	(0.7)	0.1	2.1	(0.5)
Passenger revenue increased $2.4 billion, or 17.6%, in the third quarter of 2026 as compared to the year-ago period, primarily due to a 16.8% increase in yield and a 2.4% increase in the number of passengers flown.
Cargo revenue increased $99 million, or 22.9%, in the third quarter of 2026 as compared to the year-ago period, primarily due to an increase in freight yields as well as a slight increase in tonnage.
Other operating revenue increased $127 million, or 12.9%, in the third quarter of 2026 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., and an increase in visitor volumes at United Club lounges.
Operating Expenses. The table below includes data related to the Company's operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Salaries and related costs	$4,961	$4,555	$406	8.9
Aircraft fuel	4,843	2,997	1,846	61.6
Landing fees and other rent	1,046	1,002	44	4.4
Aircraft maintenance materials and outside repairs	806	779	27	3.5
Depreciation and amortization	777	730	47	6.4
Regional capacity purchase	725	686	39	5.7
Distribution expenses	632	555	77	13.9
Aircraft rent	116	54	62	NM
Special charges (credits)	(215)	(73)	142	NM
Other operating expenses	2,739	2,546	194	7.6
Total operating expense	$16,429	$13,830	$2,600	18.8
NM - Greater than 100% change or otherwise not meaningful.
Salaries and related costs increased $406 million, or 8.9%, in the third quarter of 2026 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.4% increase in headcount and pay rate increases for various eligible employee groups, including employees represented by the Association of Flight Attendants ("AFA") pursuant to the collective bargaining agreement that was ratified in May 2026.

Aircraft fuel expense increased $1.8 billion, or 61.6%, in the third quarter of 2026 as compared to the year-ago period, primarily due to a higher average price per gallon of fuel.
Distribution expense increased $77 million, or 13.9%, in the third quarter of 2026 as compared to the year-ago period, primarily due to higher credit card fees and agency commissions driven by the overall increase in passenger revenue.
Aircraft rent increased $62 million, in the third quarter of 2026 as compared to the year-ago period, primarily due to the addition of new leased aircraft to the Company's fleet.
For details on the Company's Special charges (credits), see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $194 million, or 7.6%, in the third quarter of 2026 as compared to the year-ago period, primarily due to an increase in flight activity and number of passengers, including increased costs for catering, ground handling and passenger services, crew-related expenses, as well as expenditures related to information technology projects and services.
Nonoperating Income (Expense). The table below shows year-over-year comparisons of the Company's nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Interest expense	$(359)	$(331)	$28	8.3
Interest income	157	142	14	10.1
Interest capitalized	56	53	3	5.1
Unrealized losses on investments, net	(13)	(13)	—	NM
Miscellaneous, net	24	9	16	NM
Total nonoperating expense, net	$(135)	$(141)	$(6)	(4.1)
Interest expense increased $28 million, or 8.3%, in the third quarter of 2026 as compared to the year-ago period, primarily due to new debt issuances in the current year.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
First Nine Months 2026 Compared to First Nine Months 2025
Significant components of the Company's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2026	2025	Increase (Decrease)	% Change
Operating revenue	$50,156	$43,673	$6,483	14.8
Operating expense	46,617	40,345	6,271	15.5
Operating income	3,539	3,328	212	6.4
Nonoperating expense, net	(331)	(346)	(15)	(4.4)
Income before income taxes	3,208	2,981	227	7.6
Income tax expense	675	672	3	0.5
Net income	$2,533	$2,309	$223	9.7

Certain consolidated statistical information for the Company's operations for the nine months ended September 30 is as follows:

	2026	2025	Increase (Decrease)		% Change
Passengers (thousands)	140,705	135,374	5,332		3.9
RPMs (millions)	210,428	203,374	7,054		3.5
ASMs (millions)	253,516	246,919	6,597		2.7
Passenger load factor	83.0%	82.4%	0.6	pts.	N/A
PRASM (cents)	17.95	16.00	1.95		12.2
TRASM (cents)	19.78	17.69	2.10		11.9
Yield (cents)	21.63	19.43	2.20		11.3
CTM (millions)	2,746	2,663	83		3.1
CASM (cents)	18.39	16.34	2.05		12.5
Average price per gallon of fuel, including fuel taxes	$3.65	$2.43	$1.23		50.4
Fuel gallons consumed (millions)	3,555	3,488	67		1.9
Employee headcount, as of September 30	117,900	111,900	6,000		5.4
Operating Revenue. The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Passenger revenue	$45,507	$39,512	$5,996	15.2
Cargo revenue	1,478	1,290	189	14.7
Other operating revenue	3,170	2,872	298	10.4
Total operating revenue	$50,156	$43,673	$6,483	14.8
The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30:

	Increase (Decrease) from 2025:
	Domestic	Atlantic	Pacific	Latin	Total
Passenger revenue (in millions)	$3,944	$911	$724	$417	$5,996
Passenger revenue	17.0%	11.1%	16.5%	11.1%	15.2%
Average fare per passenger	11.8%	11.2%	5.9%	12.9%	10.8%
Yield	11.8%	12.0%	7.6%	11.4%	11.3%
PRASM	11.7%	13.5%	11.0%	12.6%	12.2%
Passengers	4.7%	—%	10.1%	(1.6)%	3.9%
RPMs	4.7%	(0.8)%	8.3%	(0.3)%	3.5%
ASMs	4.7%	(2.1)%	5.0%	(1.3)%	2.7%
Passenger load factor (points)	—	1.1	2.5	0.9	0.6
Passenger revenue increased $6.0 billion, or 15.2%, in the first nine months of 2026 as compared to the year-ago period, primarily due to an 11.3% increase in yield and a 3.9% increase in the number of passengers flown.
Cargo revenue increased $189 million, or 14.7%, in the first nine months of 2026 as compared to the year-ago period, primarily due to an increase in freight yields as well as a slight increase in tonnage.
Other operating revenue increased $298 million, or 10.4%, in the first nine months of 2026 as compared to the year-ago period, primarily due to an increase in mileage revenue from non-airline partners, including credit card spending with our co-branded credit card partner, JPMorgan Chase Bank, N.A., and an increase in visitor volumes at United Club lounges.

Operating Expenses. The table below presents data related to the Company's operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Salaries and related costs	$14,209	$13,123	$1,086	8.3
Aircraft fuel	12,993	8,473	4,520	53.3
Landing fees and other rent	3,050	2,836	214	7.6
Aircraft maintenance materials and outside repairs	2,565	2,374	191	8.0
Depreciation and amortization	2,295	2,191	104	4.8
Regional capacity purchase	2,160	2,012	148	7.3
Distribution expenses	1,799	1,538	260	16.9
Aircraft rent	311	172	139	80.4
Special charges (credits)	(749)	266	(1,016)	NM
Other operating expenses	7,984	7,359	625	8.5
Total operating expense	$46,617	$40,345	$6,271	15.5
Salaries and related costs increased $1.1 billion, or 8.3%, in the first nine months of 2026 as compared to the year-ago period, primarily due to increased pay as a result of the increase in flying activity, a 5.4% increase in headcount and pay rate increases for various eligible employee groups, including employees represented by the AFA pursuant to the collective bargaining agreement that was ratified in May 2026.
Aircraft fuel expense increased $4.5 billion, or 53.3%, in the first nine months of 2026 as compared to the year-ago period, primarily due to a higher average price per gallon of fuel as well as increased consumption from increased flight activity.
Landing fees and other rent increased $214 million, or 7.6%, in the first nine months of 2026 as compared to the year-ago period, primarily due to rate increases at various airports and higher landed weight volume due to increased flight activity.
Aircraft maintenance materials and outside repairs increased $191 million, or 8.0%, in the first nine months of 2026 as compared to the year-ago period, primarily due to higher volumes of engine overhauls and component part repairs as well as contractual rate increases.
Depreciation and amortization increased $104 million, or 4.8%, in the first nine months of 2026 as compared to the year-ago period, primarily due to the induction of new aircraft as well as certain aircraft improvements.
Regional capacity purchase increased $148 million, or 7.3%, in the first nine months of 2026 as compared to the year-ago period, primarily due to a 2% increase in regional flying activity and annual rate increases under United's capacity purchase agreements.
Distribution expenses increased $260 million, or 16.9%, in the first nine months of 2026 as compared to the year-ago period, primarily due to higher credit card fees and agency commissions driven by the overall increase in passenger revenue as well as the refinement of assumptions used in determining our credit card fees expense in the year-ago period.
Aircraft rent increased $139 million, or 80.4%, in the first nine months of 2026 as compared to the year-ago period, primarily due to the addition of new leased aircraft to the Company's fleet.
For details on the Company's Special charges (credits), see Note 10 to the financial statements included in Part I, Item 1 of this report.
Other operating expenses increased $625 million, or 8.5%, in the first nine months of 2026 as compared to the year-ago period, primarily due to an increase in flight activity and number of passengers, including increased costs for catering, ground handling and passenger services, crew-related expenses, as well as expenditures related to information technology projects and services.
Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company's nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2026	2025	Increase (Decrease)	% Change
Interest expense	$(1,029)	$(1,048)	$(20)	(1.9)
Interest income	440	473	(33)	(6.9)
Interest capitalized	169	152	18	11.7
Unrealized gains (losses) on investments, net	13	(8)	22	NM
Miscellaneous, net	74	86	(11)	(12.9)
Total nonoperating expense, net	$(331)	$(346)	$(15)	(4.4)
Interest income decreased $33 million, or 6.9%, in the first nine months of 2026 as compared to the year-ago period, primarily due to lower interest rates.
Income Taxes. See Note 5 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Current Liquidity
As of September 30, 2026, the Company had $14.7 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $12.2 billion at December 31, 2025. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated liquidity needs for the next 12 months, and we expect to meet our long-term liquidity needs with our anticipated access to the capital markets and projected cash from operations.
The Company had $3.0 billion undrawn and available under its revolving credit facility as of September 30, 2026. No borrowings were outstanding under the revolving credit facility as of September 30, 2026. On October 16, 2026, the Company amended and restated its revolving credit facility to increase total commitments from $3.0 billion to $5.0 billion and to extend the maturity of the commitments to October 16, 2031. The amendment also reduced the applicable interest rate margins on borrowings under the facility. No borrowings were outstanding under the revolving credit facility as of the date of this report. See Note 8 to the financial statements included in Part I, Item 1 of this report and Part II, Item 5 (Other Information) for additional information regarding the Company's revolving credit facility.
We have a significant amount of fixed obligations, including debt, leases of aircraft, airport and other facilities, and pension funding obligations. As of September 30, 2026, the Company had $34.3 billion of debt, finance lease, operating lease and other financial liabilities, including $2.8 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, limit the ability of the Company and its subsidiaries, under certain circumstances, to incur additional indebtedness and pay dividends or repurchase stock. As of September 30, 2026, the Company was in compliance with its covenants under these debt agreements. As of September 30, 2026, a substantial portion of the Company's assets, principally aircraft and certain related assets, certain route authorities and airport slots and gates, was pledged under various loan and other agreements. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing and other debt instruments.
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

As of September 30, 2026, United had firm commitments to purchase aircraft from The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") as presented in the table below:

		Contractual Aircraft Deliveries			Expected Aircraft Deliveries (b)
Aircraft Type	Number of Firm Commitments (a)	Last Three Months of 2026	2027	After 2027	Last Three Months of 2026	2027	After 2027
787	142	35	14	93	4	26	112
737 MAX 9	42	42	—	—	16	26	—
737 MAX 10	167	3	44	120	—	19	148
A321neo	108	5	3	100	3	5	100
A321XLR	48	4	15	29	2	15	31
A350	45	—	—	45	—	—	—
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
Sources and Uses of Cash
The following table summarizes our cash flows for the nine months ended September 30 (in millions):

Total cash provided by (used in):	2026	2025	Increase (Decrease)
Operating activities	$6,874	$7,145	$(271)
Investing activities	(7,192)	(4,785)	2,407
Financing activities	1,031	(4,436)	5,467
Net increase (decrease) in cash, cash equivalents and restricted cash	$713	$(2,075)	$2,788
Operating Activities. Cash flows provided by operating activities decreased $271 million in the first nine months of 2026 as compared to the year-ago period, primarily due to a net change in various working capital items, primarily the one-time payment related to the flight attendant contract ratification, partially offset by an increase in advance ticket sales.
Investing Activities. Cash flows used in investing activities increased $2.4 billion in the first nine months of 2026 as compared to the year-ago period, primarily due to an increase in the purchase of short-term and other investments as well as an increase in capital expenditures attributable to the purchase of aircraft and related spare parts.
Financing Activities. Significant financing events in the nine months ended September 30, 2026 were as follows:
Debt Issuances. During the nine months ended September 30, 2026, the Company received and recorded:

•$1.0 billion from the issuance of 5.375% Senior Notes due 2031;
•$1.0 billion from the issuance of 4.875% Senior Notes due 2029; and
•$4.6 billion from various aircraft financings.
Debt, Finance Lease and Other Financial Liability Principal Payments. During the nine months ended September 30, 2026, the Company made payments for debt, finance leases, and other financial liabilities of $5.5 billion, including the redemption of $2.0 billion aggregate principal amount of the 4.375% Senior Secured Notes due 2026 and the partial prepayment of $0.6 billion aggregate principal amount of a $1.5 billion note issued to the U.S. Treasury under the Payroll Support Program due 2030.
See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information on debt issuances and debt prepayments.
Share repurchase. As part of our capital deployment program, the Company's Board of Directors authorized a share repurchase program in October 2024. In the nine months ended September 30, 2026, the Company repurchased, through open market purchases, 0.3 million shares of UAL common stock for a total of $27 million as part of its share repurchase program. The Company did not make any repurchases during the three months ended September 30, 2026.
Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody's	Fitch
UAL	BB+	Ba1	BB+
United	BB+	*	BB+
*The credit agency does not issue corporate credit ratings for subsidiary entities.
The Company was upgraded by S&P in August 2025 and assigned a positive outlook in January 2026, upgraded by Moody's in November 2025 and assigned a stable outlook, and upgraded by Fitch in December 2025 and assigned a positive outlook in July 2026. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company as well as affect the fair market value of existing debt.
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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: execution risks associated with our strategic operating plan; changes in our fleet and network strategy or other factors outside our control resulting in less economic aircraft orders, costs related to modification or termination of aircraft orders or entry into aircraft orders on less favorable terms, as well as any inability to accept or integrate new aircraft into our fleet as planned, including as a result of any mandatory groundings of aircraft; any failure to effectively manage, and receive anticipated benefits and returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions, or related exposures to unknown liabilities or other issues or underperformance as compared to our expectations; adverse publicity, increased regulatory scrutiny, harm to our brand, reduced travel demand, potential tort liability and operational restrictions as a result of an accident, catastrophe or incident involving us, our regional carriers, our codeshare partners or another airline; the highly competitive nature of the global airline industry and susceptibility of the industry to price discounting and changes in capacity, including as a result of alliances, joint business arrangements or other consolidations; unfavorable developments affecting our MileagePlus loyalty program; our reliance on a limited number of suppliers to source a majority of our aircraft, engines and certain parts, and the impact of any failure to obtain timely deliveries, additional equipment or support from any of these suppliers; unfavorable economic and political conditions in the United States and globally; reliance on third-party service providers and the impact of any significant failure of these parties to perform as expected, or interruptions in our relationships with these providers or their provision of services; extended interruptions or disruptions in service at major airports where we operate and space, facility and infrastructure constraints at our hubs or other airports (including as a result of government shutdowns); geopolitical conflict, terrorist attacks or security events (including the suspension of our overflying in Russian airspace as a result of the Russia-Ukraine military conflict and interruptions of our flying as a result of military conflicts across the globe, as well as any escalation of the broader economic consequences of any conflicts beyond their current scope or a delay in any planned resumption of service to an area impacted by conflict); any damage to our reputation or brand image; disruptions to our regional network and United Express flights provided by third-party regional carriers; our reliance on technology and automated systems to operate our business and the impact of any significant failure or disruption of, or failure to effectively integrate and implement, these technologies or systems; increasing privacy, data security and cybersecurity obligations or a significant data breach; increased use of social media platforms by us, our employees and others; the impacts of union disputes, employee strikes or slowdowns, and other labor-related disruptions as well as increased employee and retiree health, pension, labor or regulatory compliance costs on our operations or financial performance; any failure to recruit, hire, develop or retain skilled personnel, including our senior management team or other key employees; the monetary and operational costs of compliance with extensive government regulation of the airline industry; current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or agreement relating to these actions; costs, liabilities and risks associated with environmental regulation and climate change; high and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel, including as a result of the geopolitical conflicts in the Middle East and in other regions; the impacts of our significant amount of financial leverage from fixed obligations and the impacts of insufficient liquidity on our financial condition and business; failure to comply with financial and other covenants governing our debt; limitations on our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes; our failure to realize the full value of our intangible assets or our long-lived assets, causing us to record impairments; fluctuations in the price of our common stock; the impacts of seasonality and other factors associated with the airline industry; increases in insurance costs or inadequate insurance coverage; risks relating to our repurchase program for UAL common stock and warrants; and other risks and uncertainties set forth in Part I, Item 1A. Risk Factors, of our 2025 Form 10-K, and under "Key Trends Impacting Our Business" in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
UAL and United each maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2026, disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2026
During the three months ended September 30, 2026, there were no changes in UAL's or United's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 3, Legal Proceedings, of the 2025 Form 10-K for a description of legal proceedings.
ITEM 1A. RISK FACTORS
See Part I, Item 1A. Risk Factors of the 2025 Form 10-K for a discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities: On October 15, 2024, the Company announced that its Board of Directors authorized a new share repurchase program with no stated expiration, allowing for purchases of up to $1.5 billion in the aggregate of outstanding UAL common stock and certain warrants to purchase UAL common stock. The Company did not make any repurchases in the three months ended September 30, 2026. As of October 15, 2026, the dollar value of shares that may yet be purchased under the share repurchase program was $755 million.
ITEM 5. OTHER INFORMATION
(a) The information set forth below is included for the purpose of providing disclosure under “Item 1.01—Entry into a Material Definitive Agreement” and “Item 2.03—Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
On October 16, 2026, United entered into a Second Amended and Restated Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility") among United, as borrower, UAL, as parent and guarantor, certain subsidiaries of UAL, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as collateral trustee (the "Collateral Trustee"). The Revolving Credit Facility amends and restates United's existing revolving credit facility to increase total revolving loan commitments from $3.0 billion to $5.0 billion and to extend the maturity from February 15, 2029 to October 16, 2031. Revolving Loans (as defined in the Revolving Credit Facility) bear interest at Term SOFR (as defined in the Revolving

Credit Facility) or, at United's election, another rate based on certain market interest rates, in each case subject to a floor, plus a margin based on United's credit ratings ranging from 1.000% to 1.875% for Term SOFR loans and 0.000% to 0.875% for loans at other market rates. United has not made any drawings under the Revolving Credit Facility as of the date of this report.
The Revolving Credit Facility is secured on a senior basis by security interests granted by United to the Collateral Trustee in, subject to certain exclusions, all of United's U.S. Department of Transportation route authorities to operate scheduled service between international airports in the United States and international airports in other countries (except Cuba), its rights to substantially all of its foreign and domestic take-off and landing slots (including at John F. Kennedy International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport) and to the extent necessary at the relevant time of determination for servicing the scheduled air carrier service authorized by an applicable route authority, its rights to use or occupy airport terminal space (the "Collateral"). The Collateral also secures on a senior basis United's Term Loan Credit and Guaranty Agreement, dated as of April 21, 2021, as amended, and the Company's 4.625% Senior Secured Notes due 2029. United may be required to pledge additional collateral in the future under the terms of the Revolving Credit Facility.
The Revolving Credit Facility also contains mandatory prepayment provisions in connection with dispositions of collateral and, subject to certain cure rights, upon failure to comply with the minimum Collateral Coverage Ratio (as defined in the Revolving Credit Facility). Additionally, the Revolving Credit Facility provides that the lenders may require us to prepay all or a specified portion of such lenders' Revolving Loans if a Change of Control (as defined in the Revolving Credit Facility) occurs and such lender accepts a Change of Control Offer (as defined in the Revolving Credit Facility). In no event will a prepayment premium be payable for a mandatory prepayment or acceleration.
The Revolving Credit Facility contains negative covenants that, among other things, limit our ability under certain circumstances to create liens on, or dispose of, Collateral, incur additional debt secured on a senior or junior basis by Collateral and consolidate, merge, or dispose of all or substantially all of our assets. The Revolving Credit Facility also contains financial covenants that require us to maintain unrestricted liquidity of at least $2.0 billion and a minimum Collateral Coverage Ratio of 1.6 to 1.0.
The Revolving Credit Facility also contains customary events of default, including, among others, nonpayment, covenant breaches, material inaccuracy of representations, cross-payment default and cross-acceleration to other material indebtedness and certain bankruptcy and insolvency events, subject in certain cases to grace periods and thresholds. Upon an event of default, the outstanding obligations may be accelerated and, upon certain bankruptcy or insolvency events of United, will be accelerated automatically.
The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Revolving Credit Facility, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of October 16, 2026, among United Airlines, Inc., United Airlines Holdings, Inc., each of the several banks and other financial institutions or entities from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as collateral trustee

^10.2	UAL United
Amendment No. 11, dated as of July 31, 2026, to the Amended and Restated A350-900 Purchase Agreement, dated as of September 1, 2017, including a letter agreement related thereto, between Airbus S.A.S. and United Airlines, Inc.

^10.3	UAL United	Supplemental Agreement No. 17 to Purchase Agreement No. 04815, dated as of August 28, 2026, between The Boeing Company and United Airlines, Inc.

^10.4	UAL United
Letter Agreement No. UAL-MISC-2603195, dated June 17, 2026, to Aircraft Purchase Agreement Nos. 04815, 03776 and 04761 (and related Aircraft General Terms Agreements) between The Boeing Company and United Airlines, Inc.

^10.5	UAL United
Letter Agreement No. UAL-MISC-2605350, dated September 30, 2026, to Aircraft Purchase Agreement Nos. 04815, 03776 and 04761 (and related Aircraft General Terms Agreements) between The Boeing Company and United Airlines, Inc.

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
The following financial statements from the combined Quarterly Report of UAL and United on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Statements of Consolidated Operations, (ii) Statements of Consolidated Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Condensed Statements of Consolidated Cash Flows, (v) Statements of Consolidated Stockholders' Equity and (vi) Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

United Airlines Holdings, Inc.
(Registrant)

Date:	October 21, 2026	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

United Airlines, Inc.
(Registrant)

Date:	October 21, 2026	By:	/s/ Brigitte Bokemeier
Brigitte Bokemeier Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)